Form 10QSB
period 2005-03-31
Terra Nova Acquisition CORP
filed 2005-06-02
CIK 1298663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 2005
                                    --------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

     For the transition period from _____________ to _____________

                        Commission File Number 000-51200

                       Terra Nova Acquisition Corporation
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

              Delaware                                          98-0434371
              --------                                          ----------
   (State or other Jurisdiction of                           (I.R.S. Employer
   Incorporation or Organization)                          Identification No.)

        2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada M4W3E2
        ----------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (416) 644-6000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [ ] No [X]

         As of June 2, 2005, 6,720,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):
Yes [ ] No [X]



                                                                                 Page
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheets                                                            3

         Statements of Operations                                                  4

         Statements of Stockholders' Equity                                        5

         Statements of Cash Flows                                                  6

         Summary of Significant Accounting Policies                                7

         Notes to Unaudited Financial Statements                                   8

       Item 2 - Management's Discussion and Analysis or Plan of Operation         12

       Item 3 - Controls and Procedures                                           13

Part II.  Other Information

       Item 2 - Changes in Securities and Small Business Issuer Purchases of
              Equity Securities                                                   14

       Item 6 - Exhibits                                                          14

Signatures                                                                        15


                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                  BALANCE SHEETS

================================================================================

                                                       March 31,    December 31,
                                                          2005             2004
                                                     (unaudited)
--------------------------------------------------------------------------------
ASSETS
Current asset - Cash                                  $   4,097       $  69,895
Deferred registration costs (Note 3)                    108,234          23,500
                                                      ---------       ---------
     Total assets                                     $ 112,331       $  93,395
                                                      =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Note payable, stockholder (Note 4)                  90,000          70,000
                                                      ---------       ---------
          Total current liabilities                      90,000          70,000
                                                      ---------       ---------
Total liabilities                                        90,000          70,000
                                                      ---------       ---------

Commitment (Note 5)

Stockholders' equity (Notes 2, 6, 7 and 8)
     Preferred stock, $.0001 par value,
          Authorized 1,000,000 shares; none
          issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares
          Issued and outstanding 1,200,000
          shares                                            120             120
     Additional paid-in capital                          24,880          24,880
     Deficit accumulated during development stage        (2,669)         (1,605)
                                                      ---------       ---------

          Total stockholders' equity                     22,331          23,395
                                                      ---------       ---------
Total liabilities and stockholders' equity            $ 112,331       $  93,395
                                                      =========       =========

See summary of significant accounting policies and accompanying notes to unaudited financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                 Period from       Period from
                                                July 21, 2004    January 1, 2005
                                               (inception) to           to
                                               March 31, 2005     March 31, 2005

--------------------------------------------------------------------------------

Formation and operating costs                    $(2,669)          $    (1,064)
                                                 -------           -----------

Net loss for the period                          $(2,669)          $    (1,064)
                                                 =======           ===========

Weighted average shares outstanding (Note 7)                         1,200,000
                                                                   ===========

Net loss per share basic and diluted                               $     (0.00)
                                                                   ===========

    See summary of significant accounting policies and accompanying notes to unaudited financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                              STATEMENTS OF STOCKHOLDERS' EQUITY

================================================================================


                                                               Common Stock         Additional    Deficit accumulated     Total
                                                            --------------------     Paid-In           during the      Stockholders'
                                                            Shares       Amount      Capital       development stage      Equity
------------------------------------------------------------------------------------------------------------------------------------

Balance, July 21, 2004 (inception)                           ---          $---      $   ---           $   ---             $  ---

Issuance of stock to initial stockholders (Notes 2, 7)    1,200,000        120       24,880               ---              25,000

Net loss for the period                                                                                (1,605)             (1,605)

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                1,200,000       $120      $24,880           $(1,605)            $23,395

Net loss for the period (unaudited)                                                                    (1,064)             (1,064)

------------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2005 (unaudited)                       1,200,000       $120      $24,880           $(2,669)            $22,331
                                                          =========       ====      =======           ========            =======


    See summary of significant accounting policies and accompanying notes to unaudited financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

================================================================================



                                                            Period from       Period from
                                                           July 21, 2004    January 1, 2005
                                                          (inception) to           to
                                                          March 31, 2005     March 31, 2005

-------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES

     Net loss                                               $  (2,669)         $  (1,064)
                                                            ---------          ---------
           Net cash used in operating activities               (2,669)            (1,064)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from notes payable, stockholders                 90,000             20,000
     Proceeds from issuance of common stock to
         initial shareholders                                  25,000               --
     Deferred registration costs                             (108,234)           (84,734)
                                                            ---------          ---------
           Net cash provided (used) by financing
                activities                                      6,766            (64,734)
                                                            ---------          ---------

Net increase (decrease) in cash                             $   4,097          $ (65,798)
Cash at beginning of the period                                  --               69,895
                                                            ---------          ---------
     Cash at end of the period                              $   4,097          $   4,097
                                                            =========          =========


    See summary of significant accounting policies and accompanying notes to unaudited financial statements

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

INCOME TAXES        The Company follows Statement of Financial Accounting
                    Standards No. 109 ("SFAS No. 109"), "Accounting for Income
                    Taxes" which is an asset and liability approach that
                    requires the recognition of deferred tax assets and
                    liabilities for the expected future tax consequences of
                    events that have been recognized in the Company's financial statements or tax returns. As of March 31, 2005, the Company had a net operating loss carryforward of approximately
                    $2,669 available to reduce any future income taxes. The tax benefit of this loss, approximately $907, has been fully
                    offset by a valuation allowance due to the uncertainty of
                    its realization.

NET LOSS PER SHARE  Net loss per share is computed on the basis of the weighted average number of common shares outstanding during the
                    period, including common stock equivalents (unless
                    anti-dilutive) which would arise from the exercise of stock warrants.

USE OF ESTIMATES    The preparation of financial statements in conformity with accounting principles generally accepted in the United
                    States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.
                    Actual results could differ from those estimates.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION     The financial statements are unaudited and include
                              the accounts of Terra Nova Acquisition Corporation
                              (a corporation in the development stage)
                              ("Company").

                              In the opinion of management, all adjustments
                              (consisting of normal accruals) have been made
                              that are necessary to present fairly the financial
                              position of the Company as of March 31, 2005 and
                              December 31, 2004 and the results of its
                              operations and its cash flows for the periods from
                              July 21, 2004 (inception) through March 31, 2005
                              and from January 1, 2005 through March 31, 2005.
                              Operating results for the interim period presented
                              are not necessarily indicative of the results to
                              be expected for a full year.

                              The statements and related notes have been
                              prepared pursuant to the rules and regulations of
                              the U.S. Securities and Exchange Commission.
                              Accordingly, certain information and footnote
                              disclosures normally included in financial
                              statements prepared in accordance with generally
                              accepted accounting principles have been omitted
                              pursuant to such rules and regulations. These
                              financial statements should be read in conjunction
                              with the financial statements that were included
                              in the Company's Current Report on Form 8-K filed
                              on April 22, 2005.

2.  ORGANIZATION              The Company was incorporated in Delaware on July
    AND BUSINESS              21, 2004 as a blank check company whose objective
    OPERATIONS                is to acquire an operating business. The Company's
                              initial stockholders purchased 1,200,000 shares of
                              common stock, $.0001 par value, for $25,000 on
                              July 21, 2004 (see Note 7).

                              All activity from July 21, 2004 (inception)
                              through March 31, 2005 and from January 1, 2005
                              through March 31, 2005 relates to the Company's
                              formation and initial public offering described
                              below. The Company has selected December 31 as its
                              fiscal year-end.

                              The Company's ability to commence operations was
                              contingent upon obtaining adequate financial
                              resources through a proposed public offering
                              ("Offering") which was consummated on April 22,
                              2005 and is discussed in Note 8. The Company's
                              management has broad discretion with respect to
                              the specific application of the net proceeds of
                              this Offering, although substantially all of the
                              net proceeds of this Offering are intended to be
                              generally applied toward consummating a business
                              combination with an operating business ("Business
                              Combination"). Upon the closing of the Offering
                              (including the exercise of the

                              underwriters' overallotment option (see Note 8)),
                              an aggregate of $28,648,800 was deposited in an
                              interest-bearing trust account ("Trust Fund")
                              until the earlier of (i) the consummation of a
                              Business Combination or (ii) liquidation of the
                              Company. Under the agreement governing the Trust
                              Fund, funds will only be invested in United States
                              government securities (Treasury Bills) with a
                              maturity of 180 days or less. The remaining net
                              proceeds (not held in the Trust Fund) may be used
                              to pay for business, legal and accounting due
                              diligence on prospective acquisitions and
                              continuing general and administrative expenses.

                              The Company, after signing a definitive agreement
                              for the acquisition of a target business, will
                              submit such transaction for stockholder approval.
                              In the event that stockholders owning 20% or more
                              of the shares sold in the Offering vote against
                              the Business Combination and exercise their
                              conversion rights described below, the Business
                              Combination will not be consummated. All of the
                              Company's stockholders prior to the Offering,
                              including all of the officers and directors of the
                              Company ("Initial Stockholders"), have agreed to
                              vote their 1,200,000 founding shares of common
                              stock in accordance with the vote of the majority
                              in interest of all other stockholders of the
                              Company ("Public Stockholders") with respect to
                              any Business Combination. After consummation of a
                              Business Combination, these voting safeguards will
                              no longer be applicable.

                              With respect to a Business Combination which is
                              approved and consummated, any Public Stockholder
                              who voted against the Business Combination may
                              demand that the Company convert his or her shares.
                              The per share conversion price will equal the
                              amount in the Trust Fund as of two days prior to
                              the consummation of the proposed Business
                              Combination divided by the number of shares of
                              common stock held by Public Stockholders at the
                              consummation of the Offering. Accordingly, Public
                              Stockholders holding 19.99% of the aggregate
                              number of shares owned by all Public Stockholders
                              may seek conversion of their shares in the event
                              of a Business Combination. Such Public
                              Stockholders are entitled to receive their per
                              share interest in the Trust Fund computed without
                              regard to the shares held by Initial Stockholders.

                              The Company's Amended and Restated Certificate of
                              Incorporation provides for mandatory liquidation
                              of the Company in the event that the Company does
                              not consummate a Business Combination within 18
                              months from the date of the consummation of the
                              Offering, or 24 months

                              from the consummation of the Offering if certain
                              extension criteria have been satisfied. In the
                              event of liquidation, it is likely that the per
                              share value of the residual assets remaining
                              available for distribution (including Trust Fund
                              assets) will be less than the initial public
                              offering price per share in the Offering (assuming
                              no value is attributed to the Warrants contained
                              in the Units sold in the Offering discussed in
                              Note 8).

3.  DEFERRED REGISTRATION     As of March 31, 2005, the Company had incurred
    COSTS                     deferred registration costs of $108,234 relating
                              to the expenses of the Offering. All deferred
                              registration costs were charged to equity upon the
                              consummation of the Offering.

4.  NOTE PAYABLE,             In November 2004, the Company issued a $70,000
    STOCKHOLDER               unsecured promissory note to an Initial
                              Stockholder. In March 2005, the Company issued an
                              additional $20,000 unsecured promissory note to an
                              Initial Stockholder. These notes are non
                              interest-bearing and were repaid from the net
                              proceeds of the Offering.

5.  COMMITMENT                The Company presently occupies office space
                              provided by an affiliate of an Initial
                              Stockholder. Such affiliate has agreed that, until
                              the completion of a Business Combination, it will
                              make such office space, as well as certain office
                              and secretarial services, available to the
                              Company, as may be required by the Company from
                              time to time. The Company has agreed to pay such
                              affiliate $7,500 per month for such services
                              commencing on the effective date of the Offering.

6.  PREFERRED STOCK           The Company is authorized to issue 1,000,000
                              shares of preferred stock with such designations,
                              voting and other rights and preferences as may be
                              determined from time to time by the Board of
                              Directors.

7.  COMMON STOCK              On March 3, 2005, the Company's Board of Directors
                              authorized a stock dividend of 0.6 shares of
                              common stock for each outstanding share of common
                              stock. In addition, on March 3, 2005 the Company's
                              Board of Directors approved an amendment to the
                              Company's Amended and Restated Certificate of
                              Incorporation to increase the number of authorized
                              shares of common stock to 30,000,000. All
                              references in the accompanying financial
                              statements to the number of shares of common stock
                              have been retroactively restated to reflect these
                              transactions.

8.  SUBSEQUENT EVENT          On April 22, 2005, the Company consummated the
                              Offering and sold 4,800,000 units ("Units")
                              raising gross proceeds of $28,800,000. On April
                              26, 2005, the Company sold an additional 720,000
                              units pursuant to the underwriters' overallotment
                              option raising additional gross proceeds of
                              $4,320,000. Each Unit consists of one share of the
                              Company's common stock, $.0001 par value, and two
                              Redeemable Common Stock Purchase Warrants
                              ("Warrants"). Each Warrant entitles the holder to
                              purchase from the Company one share of common
                              stock at an exercise price of $5.00 commencing the
                              later of the completion of a Business Combination
                              or one year from the effective date of the
                              Offering and expiring four years from the
                              effective date of the Offering. The Warrants will
                              be redeemable, upon prior written consent of
                              EarlyBirdCapital, Inc., at a price of $.01 per
                              Warrant upon 30 days' notice after the Warrants
                              become exercisable, only in the event that the
                              last sale price of the common stock is at least
                              $8.50 per share for any 20 trading days within a
                              30 trading day period ending on the third day
                              prior to the date on which notice of redemption is
                              given. In connection with this Offering, the
                              Company issued an option, for $100, to the
                              representative of the underwriters to purchase
                              240,000 Units at an exercise price of $9.90 per
                              Unit. In addition, the warrants underlying such
                              Units are exercisable at $6.65 per share.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The following discussion should be read in conjunction with the
Company's Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

         The statements discussed in this Report include forward looking statements that involve risks and uncertainties, including the timely delivery and acceptance of the Company's products and the other risks detailed from time to time in the Company's reports filed with the Securities and Exchange
Commission.

PLAN OF OPERATIONS

         We were formed on July 21, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

         For the period from July 21, 2004 (inception) through March 31, 2005, we had a net loss of $2,669, attributable to organization and formation expenses.

         We consummated our initial public offering on April 22, 2005. On April
26, 2005, we consummated the closing of an additional 720,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $33,120,000. We paid a total of $3,081,600 in underwriting discounts and commissions, and approximately $494,000 was or will be paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,544,400, of which
$28,648,800 was deposited into the trust account (or $5.19 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 22, 2007, assuming that a business combination is not consummated during that time. From April 22, 2005 through April 22, 2007, we anticipate approximately $180,000 for the administrative fee payable to TerraNova Management Corp. ($7,500 per month for two years), $200,000 for expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,600 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.
We would only consummate such a financing simultaneously with the consummation of a business combination.

         Commencing on April 22, 2005 and ending upon the acquisition of a target business, we began incurring a fee from TerraNova Management Corp., an affiliate of Vahan Kololian, our chairman of the board and chief executive officer, Lee W. Chung, our chief financial officer and director and Jesse Gill, our vice president and director, of $7,500 per month for providing us with office space and certain general and

administrative services. In addition, in November 2004 and in March 2005,
TerraNova Partners L.P. advanced $70,000 and $20,000, respectively, to us for payment on our behalf of offering expenses. This loan was repaid following our initial public offering from the net proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: CHANGES IN SECURITIES AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY
SECURITIES

         On April 22, 2005, we consummated our initial public offering of
4,800,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On April 26, 2005, we closed on an additional 720,000 units that were subject to the underwriters' over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $33,120,000. EarlyBirdCapital, Inc. acted as lead underwriter. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-122439). The Securities and
Exchange Commission declared the registration statement effective on April 18,
2005.

         We paid a total of $3,081,600 in underwriting discounts and commissions, and approximately $494,400 has been or will be paid for costs and expenses related to the offering.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,544,400, of which $28,648,800 was deposited into a trust fund
(or $5.19 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6:  EXHIBITS

         (a)   Exhibits:

               31.1 - Section 302 Certification by CEO

               31.2 - Section 302 Certification by CFO

               32.1 - Section 906 Certification by CEO

               32.2 - Section 906 Certification by CFO

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              TERRA NOVA AQUISITION CORPORATION

Dated:  June 2, 2005
                                              /s/ Vahan Kololian
                                              ------------------------------
                                              Vahan Kololian.
                                              Chief Executive Officer

                                              /s/ Lee W. Chung
                                              ------------------------------
                                              Lee W. Chung
                                              Chief Financial Officer

