Form 10QSB
period 2005-06-30
Terra Nova Acquisition CORP
filed 2005-08-15
CIK 1298663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended  June 30, 2005
                                        --------------

|_|      Transition report under Section 13 or 15(d) of the Exchange Act

         For the transition period from _____________ to _____________

                        Commission File Number 000-51200
                                               ---------

                       Terra Nova Acquisition Corporation
                       ----------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



                         Delaware                                                   98-0434371
                         --------                                                   ----------

              (State or other Jurisdiction of                                    (I.R.S. Employer
              Incorporation or Organization)                                   Identification No.)


        2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada M4W3E2
        ----------------------------------------------------------------
                     (Address of Principal Executive Office)

                                 (416) 644-6000
                                 --------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

         As of August 15, 2005, 6,720,000 shares of common stock, par value
$.0001 per share, were issued and outstanding.

         Transitional Small Business Disclosure Format (check one):    Yes |_|
No |X|



                                                                                                           Page
                                                                                                           ----

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

Part II:  Other Information

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




                                                                             TERRA NOVA ACQUISITION CORPORATION
                                                                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                                                 BALANCE SHEETS

================================================================================================================

                                                                         June 30, 2005        December 31, 2004
                                                                         (unaudited)
----------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash                                                                  $   835,996         $       69,895
     Investments held in Trust Fund (Note 2)                                28,805,525                     --
     Prepaid expenses                                                           89,040                     --
                                                                         -------------         --------------
Total current assets                                                        29,730,561                 69,895
     Deferred registration costs                                                   --                  23,500
                                                                         -------------         --------------
Total assets                                                               $29,730,561         $       93,395
                                                                         =============         ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                      $    61,476         $           --
     Income taxes payable                                                       30,325                     --
     Note payable, stockholder (Note 4)                                             --                 70,000
                                                                         -------------         --------------
          Total current liabilities                                             91,801                 70,000
                                                                         -------------         --------------

Common stock, subject to possible conversion,
    1,103,448 shares at conversion value                                     5,758,224                     --
                                                                         -------------         --------------

Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares
          Issued and outstanding 6,720,000 shares
               (which includes 1,103,448 subject to possible
               conversion) and 1,200,000, respectively                            672                     120
     Additional paid-in capital                                            23,822,604                  24,880
     Retained earnings (deficit) accumulated during
          development stage                                                    57,260                  (1,605)
                                                                         ------------          --------------
          Total stockholders' equity                                       23,880,536                  23,395
                                                                         ------------          --------------

Total liabilities and stockholders' equity                               $ 29,730,561          $       93,395
                                                                         ============          ==============


        See summary of significant accounting policies and accompanying notes to financial statements.



                                                                             TERRA NOVA ACQUISITION CORPORATION
                                                                       (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                                       STATEMENTS OF OPERATIONS
                                                                                                    (UNAUDITED)
===============================================================================================================

                                                                                                  Period from
                                                           Three months             Six months    July 21, 2004
                                                              ended                   ended       (inception) to
                                                          June 30, 2005            June 30, 2005  June 30, 2005
----------------------------------------------------------------------------------------------------------------

Expenses:
     General and administrative expenses                   $    (66,978)            $    (68,042)  $   (69,647)
                                                           -------------            -------------  ------------

Operating loss for the period                                   (66,978)                 (68,042)      (69,647)

Other income:
     Interest income                                            157,232                  157,232       157,232
                                                           ------------              ------------  ------------

Net income before provision
      for income taxes                                           90,254                   89,190        87,585

Provision for income taxes                                       30,325                   30,325        30,325
                                                           ------------              -----------   -----------

Net income                                                       59,929                   58,865        57,260
                                                           ============              ===========   ===========

Adjustments:
      Accretion of Trust Fund relating to common
      stock subject to possible conversion                      (31,329)                 (31,329)      (31,329)
                                                           -------------             -----------   -----------

Net income attributable to common stockholders                   28,600                   27,536        25,931
                                                           =============             ===========   ===========

Weighted average shares outstanding (Note 7)                  5,414,505                3,318,895
                                                           =============             ===========

Basic and diluted income per share                         $       0.01              $      0.01
                                                           =============             ===========


        See summary of significant accounting policies and accompanying notes to financial statements.



                                                                                           TERRA NOVA ACQUISITION CORPORATION
                                                                                     (A CORPORATION IN THE DEVELOPMENT STAGE)

                                                                                           STATEMENTS OF STOCKHOLDERS' EQUITY
=============================================================================================================================
                                                                                           Retained earnings
                                                         Common Stock         Additional  (deficit) accumulated     Total
                                                         ------------          Paid-In        during the        Stockholders'
                                                      Shares       Amount      Capital     development stage       Equity
-----------------------------------------------------------------------------------------------------------------------------

Balance, July 21, 2004 (inception)                       --         $   --     $     --      $         --        $      --

Issuance of stock to initial stockholders
  (Notes 2 and 7)                                 1,200,000            120        24,880               --            25,000

Net loss for the period                                                 --            --           (1,605)           (1,605)

------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                        1,200,000           $120       $24,880     $     (1,605)          $23,395

Sale of 5,520,000 units and underwriter's
   options, net of underwriters' discount and
   offering expenses (includes 1,103,448 shares
   subject to possible conversion) (Note 3)       5,520,000            552    23,829,053               --        23,829,605

Accretion of Trust Fund relating to common stock
   subject to possible conversion                        --             --       (31,329)              --          (31,329)

Net income for the period (unaudited)                    --             --            --           58,865           58,865

----------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2005 (unaudited)                6,720,000           $672   $23,822,604      $    57,260       $23,880,536
                                                  =========           ====   ===========      ===========       ===========


        See summary of significant accounting policies and accompanying notes to financial statements.



                                                                                TERRA NOVA ACQUISITION CORPORATION
                                                                          (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                                          STATEMENTS OF CASH FLOWS
                                                                                                       (UNAUDITED)
==================================================================================================================

                                                                     Three months     Six months     July 21, 2004
                                                                        ended           ended       (inception) to
                                                                    June 30, 2005   June 30, 2005   June 30, 2005
-------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                    $       59,929    $    58,865    $     57,260
     Adjustments to reconcile net income to net cash
     used in operating activities:
        Interest earned on investments held in Trust Fund                (156,725)      (156,725)       (156,725)
        Increase in prepaid expenses                                      (89,040)       (89,040)        (89,040)
        Increase in income taxes payable                                   30,325         30,325          30,325
                                                                   --------------    -----------   -------------
Net cash used in operating activities                                    (155,511)      (156,575)       (158,180)
                                                                   --------------    -----------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of U.S. Government Securities
     held in Trust Fund                                               (28,648,800)   (28,648,800)    (28,648,800)
                                                                   --------------    -----------   -------------
Net cash used in investing activities                                 (28,648,800)   (28,648,800)    (28,648,800)
                                                                   --------------    -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering, net                                29,556,400     29,556,400      29,556,400
     Proceeds from notes payable, stockholders                                 --         20,000          90,000
     Repayment of notes payable, stockholders                             (90,000)       (90,000)        (90,000)
     Proceeds from sale of shares of common stock                              --             --          25,000
     Proceeds from issuance of option                                         100            100             100
     Deferred registration costs                                          108,234         23,500              --
     Increase in accrued expenses                                          61,476         61,476          61.476
                                                                   --------------    -----------   -------------
Net cash provided by financing activities                              29,636,210     29,571,476      29,642,976
                                                                   --------------    -----------   -------------

Net increase in cash                                                $     831,899    $   766,101    $    835,996
Cash at beginning of the period                                             4,097         69,895              --
                                                                   --------------    -----------   -------------
Cash at end of the period                                           $     835,996    $   835,996    $    835,996
                                                                   ==============    ===========   =============

Supplemental disclosure of non-cash activities:
     Accretion of Trust Fund relating to
     common stock subject to possible conversion                    $      31,329    $   31,329     $    31,329


             See summary of significant accounting policies and accompanying notes to financial statements

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
================================================================================

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

        INCOME PER SHARE           Basic income per share is calculated by
                                   dividing net income attributable to common
                                   stockholders by the weighted average number
                                   of common shares outstanding during the
                                   period. No effect has been given to potential
                                   issuances of common stock from warrants or
                                   the underwriter option in the diluted
                                   computation, as their effect would not be
                                   dilutive.

        USE OF ESTIMATE            The preparation of financial statements in
                                   conformity with accounting principles
                                   generally accepted in the United States of
                                   America requires management to make estimates
                                   and assumptions that affect the reported
                                   amounts of assets and liabilities at the date
                                   of the financial statements and the reported
                                   amounts of expenses during the reporting
                                   period. Actual results could differ from
                                   those estimates.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

================================================================================

1.      BASIS OF PRESENTATION      The accompanying financial statements are
                                   unaudited and have been prepared in
                                   accordance with accounting principles
                                   generally accepted in the United States of
                                   America for interim financial information and
                                   with the instructions to Form 10QSB.
                                   Accordingly, certain information and footnote
                                   disclosures normally included in financial
                                   statements prepared in accordance with
                                   accounting principles generally accepted in
                                   the United States of America have been
                                   omitted pursuant to such rules and
                                   regulations. These financial statements
                                   should be read in conjunction with the
                                   financial statements that were included in
                                   the Company's Current Report on Form 8-K
                                   filed on April 22, 2005.

                                   In the opinion of management, all adjustments
                                   (consisting of normal accruals) have been
                                   made that are necessary to present fairly the
                                   financial position of the Company. Operating
                                   results for the interim period presented are
                                   not necessarily indicative of the results to
                                   be expected for a full year.

2.      ORGANIZATION               Terra Nova Acquisition Corporation (the
        AND                        "Company") was incorporated in Delaware on
        BUSINESS                   July 21, 2004 as a blank check company whose
        OPERATIONS                 objective is to acquire an operating
                                   business. The Company's initial stockholders
                                   purchased 1,200,000 shares of common stock,
                                   $.0001 par value, for $25,000 on July 21,
                                   2004 (See Note 7).

                                   The registration statement for the Company's
                                   initial public offering ("Offering") was
                                   declared effective April 18, 2005. The
                                   Company consummated the offering on April 22,
                                   2005 and received net proceeds of
                                   approximately $25,594,000. On April 26, 2005
                                   the underwriters exercised their
                                   over-allotment option and the Company
                                   received net proceeds of approximately
                                   $3,962,400. The Company's management has
                                   broad discretion with respect to the specific
                                   application of the net proceeds of this
                                   Offering, although substantially all of the
                                   net proceeds of this Offering are intended to
                                   be generally applied toward consummating a
                                   business combination with an operating
                                   business ("Business Combination").
                                   Furthermore, there is no assurance that the
                                   Company will be able to successfully effect a
                                   Business Combination. As at June 30, 2005 an
                                   amount of $28,805,525 (which includes accrued
                                   interest of $156,725) is being held in an
                                   interest-bearing trust account ("Trust
                                   Account") until the earlier of (i) the
                                   consummation of a Business Combination or
                                   (ii) liquidation of the Company. Under the
                                   agreement governing the Trust Account, funds
                                   will only be invested in United States
                                   government securities (Treasury Bills) with a
                                   maturity of 180 days or less. The remaining
                                   net proceeds (not held in the Trust Account)
                                   may be used to pay for business, legal and
                                   accounting due diligence on prospective
                                   acquisitions and continuing general and
                                   administrative expenses.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

================================================================================

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

                                   With respect to a Business Combination which
                                   is approved and consummated, any Public
                                   Stockholder who voted against the Business
                                   Combination may demand that the Company
                                   convert his shares. The per share conversion
                                   price will equal the amount in the Trust
                                   Account, calculated as of two business days
                                   prior to the consummation of the proposed
                                   Business Combination, divided by the number
                                   of shares of common stock held by Public
                                   Stockholders at the consummation of the
                                   Offering. Accordingly, Public Stockholders
                                   holding 19.99% of the aggregate number of
                                   shares owned by all Public Stockholders may
                                   seek conversion of their shares in the event
                                   of a Business Combination. Such Public
                                   Stockholders are entitled to receive their
                                   per share interest in the Trust Account
                                   computed without regard to the shares held by
                                   Initial Stockholders. In this respect
                                   $5,758,224 (which includes accretion of Trust
                                   Fund) has been classified as common stock
                                   subject to possible conversion at June 30,
                                   2005.

                                   The Company's Amended and Restated
                                   Certificate of Incorporation provides for
                                   mandatory liquidation of the Company in the
                                   event that the Company does not consummate a
                                   Business Combination within 18 months from
                                   the date of the consummation of the Offering,
                                   or 24 months from the consummation of the
                                   Offering if certain extension criteria have
                                   been satisfied. In the event of liquidation,
                                   it is likely that the per share value of the
                                   residual assets remaining available for
                                   distribution (including Trust Account assets)
                                   will be less than the initial public offering
                                   price per share in the Offering due to costs
                                   related to the Offering (assuming no value is
                                   attributed to the Warrants contained in the
                                   Units sold in the Offering (See Note 3)).

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

================================================================================

3.      OFFERING                   The Company sold 5,520,000 units ("Units") in
                                   the Offering, which includes the 720,000
                                   Units subject to the underwriters'
                                   over-allotment. Each Unit consists of one
                                   share of the Company's common stock, $.0001
                                   par value, and two Redeemable Common Stock
                                   Purchase Warrants ("Warrants"). Each Warrant
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

4.      NOTE PAYABLE, STOCKHOLDER  In November 2004, the Company issued a
                                   $70,000 unsecured promissory note to an
                                   Initial Stockholder. In March 2005, the
                                   Company issued an additional $20,000
                                   unsecured promissory note to an Initial
                                   Stockholder. These notes were non
                                   interest-bearing and were paid in full on May
                                   1, 2005 from the net proceeds of the
                                   Offering.

5.      COMMITMENT                 The Company presently occupies office space
                                   provided by an affiliate of an Initial
                                   Stockholder. Such affiliate has agreed that,
                                   until the acquisition of a target business by
                                   the Company, it will make such office space,
                                   as well as certain office and secretarial
                                   services, available to the Company, as may be
                                   required by the Company from time to time.
                                   The Company has agreed to pay such affiliate
                                   $7,500 per month for such services commencing
                                   on April 18, 2005, the effective date of the
                                   Offering. The statement of operations for the
                                   six month and three month period ended June
                                   30, 2005 and for the period from July 21,
                                   2004 (inception) to June 30, 2005 includes
                                   $18,750 related to this agreement.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS

================================================================================

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

                                   At June 30, 2005, 11,760,000 shares of common
                                   stock were reserved for issuance upon
                                   exercise of redeemable warrants and
                                   underwriters' unit purchase option.

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

         Net income for the three months ended June 30, 2005 of $59,929 consisted of $157,232 of interest income partially offset by general and administrative expenses of $66,978 which included $18,750 for monthly administrative services agreement, $17,808 for insurance, $11,032 for professional fees, $15,937 for traveling expenses and $3,451 for other expenses.

         Net income for the six months ended June 30, 2005 of $58,865 consisted of $157,232 of interest income partially offset by general and administrative expenses of $68,042 which included $18,750 for monthly administrative services agreement, $17,808 for insurance, $11,032 for professional fees, $15,937 for traveling expenses and $4,515 for other expenses.

         Net income for the period from July 21, 2004 (inception) to June 30,
2005 of $57,260 consisted of $157,232 of interest income partially offset by general and administrative expenses of $69,647 which included $18,750 for monthly administrative services agreement, $17,808 for insurance, $11,032 for professional fees, $15,937 for traveling expenses and $6,120 for other expenses.

        Net income for the periods discussed above included a provision for income taxes of $30,325.

         We consummated our initial public offering on April 22, 2005. On April
26, 2005, we consummated the closing of an additional 720,000 units that were subject to the underwriters' over-allotment option. Gross proceeds from our initial public offering were $33,120,000. We paid a total of $3,081,600 in underwriting discounts and commissions, and approximately $482,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into the trust account (or $5.19 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe we will have sufficient available funds outside of the trust fund to operate through April 22, 2007, assuming that a business combination is not consummated during that time. From April 22, 2005 through
April 22, 2007, we anticipate approximately $200,000, of expenses for the due diligence and investigation of a target business (including, expenses for legal, accounting and other expenses attendant to the due diligence investigations,

structuring and negotiating of a business combination), $180,000 for the administrative fee payable to TerraNova Management Corp. ($7,500 per month for two years), $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $475,600 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $80,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds following this offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us.
We would only consummate such a financing simultaneously with the consummation of a business combination.

         Commencing on April 22, 2005 and ending upon the acquisition of a target business, we began incurring a fee from TerraNova Management Corp., an affiliate of Vahan Kololian, our chairman of the board and chief executive officer, Lee W. Chung, our chief financial officer and Jesse Gill, our vice president, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in November 2004 and March
2005, TerraNova Partners L.P. advanced $70,000 and $20,000, respectively, to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the net proceeds of the offering.

ITEM 3.  CONTROLS AND PROCEDURES.

         An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         We paid a total of $3,081,600 in underwriting discounts and commissions, and approximately $482,000 has been paid for costs and expenses related to the offering.

         After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund
(or $5.19 per share sold in the offering) and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

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

                                           TERRA NOVA AQUISITION CORPORATION

Dated:  August 15, 2005
                                           /s/ Vahan Kololian
                                           ------------------
                                           Vahan Kololian
                                           Chief Executive Officer

                                           /s/ Lee W. Chung
                                           ----------------
                                           Lee W. Chung
                                           Chief Financial Officer

