Form 10QSB
period 2005-09-30
Terra Nova Acquisition CORP
filed 2005-11-14
CIK 1298663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2005

[_]  Transition report under Section 13 or 15(d) of the Exchange Act

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
                     (Address of Principal Executive Office)

                                 (416) 644-6000
                (Issuer's Telephone Number, Including Area Code)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days.
Yes [X] No [_]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [_]

     As of November 14, 2005, 6,720,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                                                          Page
                                                                          ----

Part I:  Financial Information:

   Item 1 -Financial Statements (Unaudited):

      Balance Sheets                                                        3

      Statements of Operations                                              4

      Statements of Stockholders' Equity                                    5

      Statements of Cash Flows                                              6

      Summary of Significant Accounting Policies                            7

      Notes to Unaudited Financial Statements                               8

   Item 2 - Management's Discussion and Analysis or Plan of Operation      12

   Item 3 - Controls and Procedures                                        13

Part II:  Other Information

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds    14

   Item 6 - Exhibits                                                       14

Signatures                                                                 15

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                  BALANCE SHEETS
================================================================================

                                                            September 30, 2005
                                                                (unaudited)      December 31, 2004
                                                            ------------------   -----------------

ASSETS
Current assets:
   Cash                                                         $   742,506           $69,895
   U.S. Government securities held in Trust Fund (Note 2)        28,648,800                --
   Accrued interest receivable, Trust Fund (Note 2)                 394,345                --
   Prepaid expenses                                                  62,328                --
                                                                -----------           -------
Total current assets                                             29,847,979            69,895
   Deferred registration costs                                           --            23,500
                                                                -----------           -------
Total assets                                                    $29,847,979           $93,395
                                                                ===========           =======

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                             $    14,170           $    --
   Income taxes payable                                              95,555                --
   Note payable, stockholder (Note 4)                                    --            70,000
                                                                -----------           -------
      Total current liabilities                                     109,725            70,000
                                                                -----------           -------
Common stock, subject to possible conversion,
   1,103,448 shares at conversion value                           5,805,725                --
                                                                -----------           -------
Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
   Preferred stock, $.0001 par value, Authorized
      1,000,000 shares; none issued                                      --                --
   Common stock, $.0001 par value
      Authorized 30,000,000 shares
      Issued and outstanding 6,720,000 shares
         (which includes 1,103,448 subject to possible
         conversion) and 1,200,000, respectively                        672               120
   Additional paid-in capital                                    23,775,103            24,880
   Retained earnings (deficit) accumulated during
      development stage                                             156,754            (1,605)
                                                                -----------           -------
      Total stockholders' equity                                 23,932,529            23,395
                                                                -----------           -------
Total liabilities and stockholders' equity                      $29,847,979           $93,395
                                                                ===========           =======

    See summary of significant accounting policies and accompanying notes to
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
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
================================================================================

                                                                                  Period from         Period from
                                       Three months          Nine months         July 21, 2004        July 21, 2004
                                          ended                ended            (inception) to       (inception) to
                                    September 30, 2005   September 30, 2005   September 30, 2004   September 30, 2005
                                    ------------------   ------------------   ------------------   ------------------

Expenses:
   General and administrative
      expenses (Note 5)                 $  (77,916)          $ (145,958)          $   (1,500)          $  (147,563)
                                        ----------           ----------           ----------           -----------
Operating loss for the period              (77,916)            (145,958)              (1,500)             (147,563)

Other income:
   Interest income                         242,640              399,872                   --               399,872
                                        ----------           ----------           ----------           -----------
Net income (loss) before
   provision for income taxes              164,724              253,914               (1,500)              252,309

Provision for income taxes
   (Note 8)                                 65,230               95,555                   --                95,555
                                        ----------           ----------           ----------           -----------
Net income (loss)                           99,494              158,359               (1,500)              156,754
                                        ==========           ==========           ==========           ===========

Adjustments:
   Accretion of Trust Fund
      relating to common stock
      subject to possible
      conversion                           (47,501)             (78,830)                  --               (78,830)
                                        ----------           ----------           ----------           -----------
Net income (loss) attributable to
   common stockholders                      51,993               79,529               (1,500)               77,924
                                        ==========           ==========           ==========           ===========
Weighted average shares
   outstanding (Note 7)                  6,720,000            4,465,055            1,200,000
                                        ==========           ==========           ==========
Basic and diluted income
   (loss) per share                     $     0.01           $     0.02           $       --
                                        ==========           ==========           ==========

    See summary of significant accounting policies and accompanying notes to financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
================================================================================

                                                                                                Retained
                                                                                                earnings
                                                                                                (deficit)
                                                                                               accumulated
                                                               Common Stock       Additional   during the        Total
                                                            ------------------     Paid-In     development   Stockholders'
                                                              Shares    Amount     Capital        stage          Equity
                                                            ---------   ------   -----------   -----------   -------------

Balance, July 21, 2004 (inception)                                 --    $ --    $        --     $     --     $        --
Issuance of stock to initial stockholders (Notes 2 and 7)   1,200,000     120         24,880           --          25,000
Net loss for the period                                                    --             --       (1,605)         (1,605)
                                                            ---------    ----    -----------     --------     -----------
Balance, December 31, 2004                                  1,200,000    $120    $    24,880     $ (1,605)    $    23,395
Sale of 5,520,000 units and underwriter's options, net of
   underwriters' discount and offering expenses
   (includes 1,103,448 shares subject to possible
   conversion) (unaudited) (Note 3)                         5,520,000     552     23,829,053           --      23,829,605
Accretion of Trust Fund relating to common stock subject
   to possible conversion (unaudited)                                      --        (78,830)          --         (78,830)
Net income for the period (unaudited)                                      --             --      158,359         158,359
                                                            ---------    ----    -----------     --------     -----------
Balance, September 30, 2005 (unaudited)                     6,720,000    $672    $23,775,103     $156,754     $23,932,529
                                                            =========    ====    ===========     ========     ===========

    See summary of significant accounting policies and accompanying notes to
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
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
================================================================================

                                                        Nine months         July 21, 2004       July 21, 2004
                                                           Ended           (inception) to      (inception) to
                                                    September 30, 2005   September 30, 2004   September 30, 2005
                                                    ------------------   ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss)                                   $    158,359           $ (1,500)          $    156,754
   Adjustments to reconcile net income to
   net cash used in operating activities
   Change in operating assets and liabilities:
      Increase in interest earned on investments
      held in Trust Fund                                   (394,345)                --               (394,345)
      Increase in prepaid expenses                          (62,328)                --                (62,328)
      Increase in accrued expenses                           14,170                 --                 14,170
      Increase in income taxes payable                       95,555                 --                 95,555
                                                       ------------           --------           ------------
Net cash used in operating activities                      (188,589)            (1,500)              (190,194)
                                                       ------------           --------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of U.S. Government Securities
      held in Trust Fund                                (28,648,800)                --            (28,648,800)
                                                       ------------           --------           ------------
Net cash used in investing activities                   (28,648,800)                --            (28,648,800)
                                                       ------------           --------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from public offering, net                    29,556,400                 --             29,556,400
   Proceeds from notes payable, stockholders                 20,000                 --                 90,000
   Repayment of notes payable, stockholders                 (90,000)                --                (90,000)
   Proceeds from sale of shares of common stock                  --             25,000                 25,000
   Proceeds from issuance of option                             100                 --                    100
   Deferred registration costs                               23,500            (23,500)                    --
                                                       ------------           --------           ------------
Net cash provided by financing activities                29,510,000              1,500             29,581,500
                                                       ------------           --------           ------------
Net increase in cash                                   $    672,611           $     --           $    742,506
Cash at beginning of the period                              69,895                 --                     --
                                                       ------------           --------           ------------
Cash at end of the period                              $    742,506           $     --           $    742,506
                                                       ============           ========           ============
Supplemental disclosure of non-cash activities:
   Accretion of Trust Fund relating to
      common stock subject to possible conversion      $     78,830           $     --           $     78,830

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

INCOME (LOSS) PER SHARE          Basic income per share is calculated by
                                 dividing net income attributable to common
                                 shareholders by the weighted average number of
                                 common shares outstanding during the period. No
                                 effect has been given to potential issuances of
                                 common stock from warrants or the underwriter
                                 option in the diluted computation, as their
                                 effect would not be dilutive.

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

                                 In the opinion of management, all adjustments
                                 (consisting primarily of normal accruals) have
                                 been made that are necessary to present fairly
                                 the financial position of the Company.
                                 Operating results for the interim period
                                 presented are not necessarily indicative of the
                                 results to be expected for a full year.

2.   ORGANIZATION AND BUSINESS   Terra Nova Acquisition Corporation (the
     OPERATIONS                  "Company") was incorporated in Delaware on July
                                 21, 2004 as a blank check company whose
                                 objective is to acquire an operating business.
                                 The Company's initial stockholders purchased
                                 1,200,000 shares of common stock, $.0001 par
                                 value, for $25,000 on July 21, 2004 (See
                                 Note 7).

                                 The registration statement for the Company's
                                 initial public offering ("Offering") was
                                 declared effective April 18, 2005. The Company
                                 consummated the offering on April 22, 2005 and
                                 received net proceeds of approximately
                                 $25,594,000. On April 26, 2005 the underwriters
                                 exercised their over-allotment option and the
                                 Company received net proceeds of approximately
                                 $3,962,400. The Company's management has broad
                                 discretion with respect to the specific
                                 application of the net proceeds of this
                                 Offering, although substantially all of the net
                                 proceeds of this Offering are intended to be
                                 generally applied toward consummating a
                                 business combination with an operating business
                                 ("Business Combination"). Furthermore, there is
                                 no assurance that the Company will be able to
                                 successfully effect a Business Combination. As
                                 at September 30, 2005 an amount of $29,043,145
                                 (which includes accrued interest of $394,345)
                                 is being held in an interest-bearing trust
                                 account ("Trust Account") until the earlier of
                                 (i) the consummation of a Business Combination
                                 or (ii) liquidation of the Company. Under the
                                 agreement governing the Trust Account, funds
                                 will only be invested in United States
                                 government securities (Treasury Bills) with a
                                 maturity of 180 days or less. The remaining net
                                 proceeds (not held in the Trust Account) may be
                                 used to pay for business, legal and accounting
                                 due diligence on prospective acquisitions and
                                 continuing general and administrative expenses.

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
                                 Such Public Stockholders are entitled to
                                 receive their per share interest in the Trust
                                 Account computed without regard to the shares
                                 held by Initial Stockholders. In this respect
                                 $5,805,725 (which includes accretion of Trust
                                 Fund) has been classified as common stock
                                 subject to possible conversion at September 30,
                                 2005.

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
                                 Amounts of $22,500 for the three-month period
                                 ended September 30, 2005, $41,250 for the
                                 nine-month period ended September 30, 2005, and
                                 $41,250 for the period from July 21, 2004
                                 (inception) to September 30, 2005 are included
                                 in general and administrative for such
                                 services.

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

                                 At September 30, 2005, 11,760,000 shares of
                                 common stock were reserved for issuance upon
                                 exercise of redeemable warrants and
                                 underwriters' unit purchase option.

8.   PROVISION FOR INCOME        Provision for income taxes consists of:
     TAXES

                                                                        Total
                                                      Federal  State   Current
                                                      -------  ------  -------
                                 Three months ended
                                 September 30, 2005    52,302  12,928   65,230
                                                       ======  ======   ======
                                 Nine months ended
                                 September 30, 2005    74,175  21,380   95,555
                                                       ======  ======   ======
                                 July 21, 2004
                                 (inception) to
                                 September 30, 2004         -       -        -
                                                       ======  ======   ======
                                 July 21, 2004
                                 (inception) to
                                 September 30, 2005    74,175  21,380   95,555
                                                       ======  ======   ======

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

     Net income for the three months ended September 30, 2005 of $99,494 consisted of $242,640 of interest income reduced by $22,500 for a monthly administrative services agreement, $26,712 for insurance, $19,955 for professional fees, $4,477 for traveling expenses, $65,230 for income taxes and
$4,272 for other expenses.

     Net income for the nine months ended September 30, 2005 of $158,359 consisted of $399,872 of interest income reduced by $41,250 for a monthly administrative services agreement, $44,520 for insurance, $30,987 for professional fees, $20,414 for traveling expenses, $95,555 for income taxes and
$8,787 for other expenses.

     For the period from July 21, 2004 (inception) through September 30, 2004, we had a net loss of $1,500, attributable to organization and formation expenses.

     Net income for the period from July 21, 2004 (inception) to September 30,
2005 of $156,754 consisted of $399,872 of interest income reduced by $41,250 for a monthly administrative services agreement, $44,520 for insurance, $30,987 for professional fees, $20,414 for traveling expenses, $95,555 for incomes taxes and
$10,392 for other expenses.

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

OUR SEARCH PROCESS

     Upon the completion of the initial public offering in April of this year, the Company began an active program to generate ideal target business combination candidates. The response thus far has been very encouraging and we continue to actively investigate and filter the prospective companies. We are concentrating on businesses with high-quality management teams and which are not likely to be subject to significant low cost competition or rapid technological change. The Company continues to find new target companies for evaluation.

ITEM 3. CONTROLS AND PROCEDURES.

     An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                                    PART II.

                                OTHER INFORMATION

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

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

                                               TERRA NOVA AQUISITION CORPORATION

Dated: November 14, 2005

                                               /s/ Vahan Kololian
                                               ---------------------------------
                                               Vahan Kololian.
                                               Chief Executive Officer

                                               /s/ Lee W. Chung
                                               ---------------------------------
                                               Lee W. Chung
                                               Chief Financial Officer

