Form 10KSB
period 2005-12-31
Terra Nova Acquisition CORP
filed 2006-03-30
CIK 1298663

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2005

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                     to

Commission File Number 000-51200

Terra Nova Acquisition Corporation

(Name of Small Business Issuer in Its Charter)

Delaware	98-0434371
(State of Incorporation)	(Small Business Issuer I.R.S. Employer I.D. Number)
2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada	M4W3E2
(Address of principal executive offices)	(zip code)

(416) 644-6000

(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Units consisting of one share of Common Stock, par value $.0001 per share, and two Warrants
Common Stock, $.0001 par value per share
Warrants to purchase shares of Common Stock

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes No

Issuer’s revenues for the fiscal year ended December 31, 2005 were $0.

As of March 21, 2006, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $29,129,925.

As of March 23, 2006, there were 6,720,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes     No

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Terra Nova Acquisition Corporation is a blank check company formed on July 21, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business will not be limited to a particular industry, although we are concentrating on businesses with high-quality management teams and which are not likely to be subject to significant low cost competition or rapid technological change.

On April 22, 2005, we consummated our initial public offering of 4,800,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On April 26, 2005, we consummated the closing of an additional 720,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $33,120,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund and the remaining proceeds ($907,600) were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. Through December 31, 2005, we have used approximately $297,831 of the net proceeds that were not deposited into the trust fund to pay general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2005, there is $29,305,705 held in the trust fund.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate a business combination. We intend to utilize our cash, including the funds held in the trust fund, capital stock, debt or a combination of the foregoing in effecting a business combination. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

Selection of a target business and structuring of a business combination

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers, directors and stockholders as well as their affiliates may also bring to our attention target business candidates. We have, and may again in the future, engage professional firms that specialize in business acquisitions to assist us in our search for a target business. If we do, we may be required to pay such firm a finder’s fee or other compensation. In no event, however, will we pay any of our initial officers, directors or stockholders (collectively, our ‘‘Founders’’) or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of the acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management considers, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the products, processes or services;

•	degree of current or potential market acceptance of the products, processes or services;

•	proprietary features and degree of intellectual property or other protection of the products, processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we conduct extensive due diligence reviews which encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which will be made available to us.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (‘‘Founder Shares’’) in accordance with the vote of the majority of the shares of our common stock sold in such offering (‘‘IPO Shares’’). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present at the meeting to approve a business combination are voted in favor of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2005, the per-share conversion price would have been $5.31. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold that they purchased as part of the units.

Liquidation if no business combination

If we do not complete a business combination by October 22, 2006, or by April 22, 2007 if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants.

If we enter into either a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to October 22, 2006, but are unable to complete the business combination prior to this date, then we will have an additional six months in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by April 22, 2007, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable time periods.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2005 would have been $5.31. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our chief executive officer has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other entities having a business objective similar to ours. There are numerous blank check companies that have completed initial public offerings that are seeking to carry out a business plan similar to our business plan. Additionally, we may be subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. The amount of time they devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks associated with our business

In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with no operating history and very limited resources.

We are a recently incorporated development stage company with no operating results to date. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business. We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than $5.31 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. We cannot assure you that the per-share liquidation price will not be less than the $5.31 per share held in trust as of December 31, 2005 due to claims of creditors. If we liquidate before the completion of a business combination, Vahan Kololian, our chief executive officer, has agreed that he will be personally liable to ensure that the proceeds in the trust fund are not reduced by the claims of target businesses or various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that he will be able to satisfy those obligations. Furthermore, even after our liquidation (including the distribution of the monies then held in the trust fund), under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

There are numerous similarly structured blank check companies which have completed initial public offerings in the United States with business plans similar to ours and there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

Since we have not currently selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no basis for investors to evaluate the possible merits or risks of the target business’ operations. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will not ultimately prove to be less favorable than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our common stock and preferred stock to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our certificate of incorporation authorizes the issuance of up to 30,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. We currently have 11,520,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option initially granted to EarlyBirdCapital, Inc., the representative of the underwriters in our initial public offering) and all of the 1,000,000 shares of preferred stock available for issuance.

Although we currently have no commitments to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of stockholders;

•	may subordinate the rights of holders of common stock if the preferred stock includes rights senior to the common stock;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

Our current officers and directors may resign upon consummation of a business combination and we will have only limited ability to evaluate the management of the target business.

Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is likely that the management of the target business at the time of the business combination will remain in place. Moreover, our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination, the terms of which, including the compensation to be paid to such individuals, would be determined at such time between the respective parties. However, the ability of our key personnel to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. While we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors and are not obligated to contribute any specific number of hours to our affairs. If our executive officers’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination.

Some of our officers and directors may in the future become affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in determining which entity a particular business opportunity should be presented to.

Some of our officers and directors may in the future become affiliated with entities, including other ‘‘blank check’’ companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our officers and directors may become aware of business opportunities which may be appropriate for presentation to us as well as the other entities with which they have fiduciary obligations to. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor.

A number of our directors own shares of our common stock which will not participate in liquidation distributions and therefore they may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

A number of our directors own stock in our company, but have waived their right to receive distributions upon our liquidation with respect to their Founder Shares. Additionally, some of our directors beneficially own warrants to purchase additional shares of our common stock. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination timely. Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

As of December 31, 2005, we had $29,305,705 on deposit in a trust fund that we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will consummate a business combination with a single operating business. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from other entities having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Additionally, because of our structure, there may be fewer attractive target businesses available to acquire or privately held target businesses may not be not inclined to enter into a transaction with a publicly held blank check company like us.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

Although we believe our current assets will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If we require further funds, either because of the size of the business combination or the depletion of our available cash in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our Founders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of the business combination. If there is an annual meeting, as a consequence of our ‘‘staggered’’ board of directors, only a minority of the board of directors will be considered for election and our Founders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our Founders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of common stock and make it more difficult to effect a business combination.

We currently have outstanding warrants to purchase 11,040,000 shares of common stock and an option to purchase 240,000 shares of common stock and warrants to purchase an additional 480,000 shares of common stock. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, you may experience dilution to your holdings.

If we are unable to effect a business combination and are forced to liquidate, our warrants will expire worthless.

If we do not complete a business combination by October 22, 2006, or by April 22, 2007 if certain criteria have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. In such event, there will be no distribution with respect to our outstanding warrants. Accordingly, the warrants will expire worthless.

If our Founders exercise their registration rights, it may have an adverse effect on the market price our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our Founders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our Founders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,200,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our common stock.

Our securities are quoted on the OTC Bulletin Board, which limits the liquidity and price of our securities.

Our securities are traded on the OTC Bulletin Board, an NASD-sponsored and operated inter-dealer automated quotation system for equity securities not included on The Nasdaq Stock Market. Quotation of our securities on the OTC Bulletin Board limits the liquidity and price of our securities more than if our securities were quoted or listed on The Nasdaq Stock Market or a national exchange.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

If we are deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may only be invested by the trust agent in ‘‘government securities’’ with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

Because we may acquire a company located outside of the United States, we may be subject to various risks of the foreign jurisdiction we ultimately operate in.

If we acquire a company that has sales or operations outside the United States, we could be exposed to risks that negatively impact our future sales or profitability following a business combination. Additionally, if the acquired company is in a developing country or a country that is not fully market-oriented our operations may not develop in the same way or at the same rate as might be expected in the United States or another country with an economy similar to the market-oriented economies of member countries which are members of the Organization for Economic Cooperation and Development. The OECD is an international organization helping governments through the economic, social and governance challenges of a globalised economy. The additional risks we may be exposed to if the target business we acquire is located outside of the United States include but are not limited to:

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	government instability;

•	an inadequate banking system;

•	currency fluctuations;

•	foreign exchange controls;

•	restrictions on the repatriation of profits or payment of dividends;

•	crime, strikes, riots, civil disturbances, terrorist attacks, wars;

•	nationalization or expropriation of property;

•	law enforcement authorities and courts that are weak or inexperienced in commercial matters; and

•	deterioration of political relations with the United States.

Because any target business with which we attempt to complete a business combination will be required to provide our stockholders with financial statements prepared in accordance with and reconciled to United States generally accepted accounting principles, the pool of prospective target businesses may be limited.

In accordance with requirements of United States Federal securities laws, in order to seek stockholder approval of a business combination, a proposed target business will be required to have certain financial statements which are prepared in accordance with, or which can be reconciled to, U.S. generally accepted accounting principles and audited in accordance with U.S. generally accepted auditing standards. To the extent that a proposed target business does not have financial statements which have been prepared with, or which can be reconciled to, U.S. GAAP, and audited in accordance with U.S. GAAS, we will not be able to acquire that proposed target business. These financial statement requirements may limit the pool of potential target businesses.

ITEM 2.	DESCRIPTION OF PROPERTY

We maintain our executive offices at 2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada pursuant to an agreement with TerraNova Management Corp., an affiliate of Vahan Kololian, our chairman of the board and chief executive officer, Lee W. Chung, our chief financial officer and director, and Jesse Gill, our vice president and director. We pay TerraNova Management Corp. a monthly fee of $7,500 for providing us with office space and certain office and secretarial services. We believe, based on rents and fees for similar services in the Toronto, Ontario, Canada metropolitan area, that the fee charged by TerraNova Management Corp. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our units, common stock and warrants are traded on the Over-the-Counter Bulletin Board under the symbols TNVAU, TNVA and TNVAW, respectively. The following table sets forth the range of high and low closing bid prices for the units, common stock and warrants for the periods indicated since such units commenced public trading on April 19, 2005 and since such common stock and warrants commenced public trading on May 3, 2005. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2006:
First Quarter*	6.50	5.85	5.29	5.08	0.74	0.40
2005:
Fourth Quarter	6.20	5.80	5.13	4.95	0.60	0.38
Third Quarter	6.25	5.80	5.00	4.90	0.61	0.47
Second Quarter	6.45	5.90	5.10	4.80	0.65	0.55

*	Through March 21, 2006

Holders

As of March 23, 2006, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities and Use of Proceeds

In July 2004, we sold the following shares of common stock without registration under the Securities Act of 1933, as amended:

Stockholders	Number of Shares
TerraNova Partners L.P.	506,250
Randy Benson	56,250
Brendan Calder	56,250
Roynat Capital Inc.	56,250
Randall Oliphant	35,000
Tim Creasy	20,000
George Koulakian	20,000

Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, wealthy individuals. The shares issued to the individuals above were sold at a purchase price of $0.033 per share. TerraNova Partners L.P. subsequently transferred 35,000 shares of common stock to James Meekison. On March 3, 2005, our board of directors authorized a stock dividend of 0.6 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0208 per share. Randall Oliphant subsequently transferred his shares of common stock to Rockcliff Group Limited, a private entity he controls. Roynat Capital Inc. subsequently transferred its shares of common stock to Roynat Merchant Capital Inc., an affiliate of Roynat Capital Inc.

Initial Public Offering

On April 22, 2005, we consummated our initial public offering of 4,800,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On April 26, 2005, we consummated the closing of an additional 720,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $33,120,000. The managing underwriter in the offering was EarlyBirdCapital, Inc. The securities sold in the offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-122439). The Securities and Exchange Commission declared the registration statement effective on April 18, 2005.

We paid a total of $2,649,600 in underwriting discounts and commissions and approximately $914,000 for costs and expenses related to the offering, including $432,000 for the underwriters’ non-accountable expense allowance of 1.5% of the gross proceeds.

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund and the remaining proceeds ($907,600) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund and have earned $656,905 in interest through December 31, 2005.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the Company’s Consolidated Financial Statements and footnotes thereto contained in this report.

Forward Looking Statements

The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company’s reports filed with the Securities and Exchange Commission.

Plan of Operations

We were formed on July 21, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Until consummation of our initial public offering in April 2005, all of our activity related to our formation and initial public offering. Since then, we have been searching for prospective target businesses to acquire. We intend to utilize cash derived from the proceeds of our recently completed public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination.

Net income for the year ended December 31, 2005 of $245,602 consisted of $668,164 of interest income reduced by $63,750 for a monthly administrative services agreement, $71,232 for insurance, $54,092 for professional fees, $38,132 for traveling expenses, $158,685 for income taxes and $36,671 for other expenses.

For the period from July 21, 2004 (inception) through December 31, 2004, we had a net loss of $1,605, attributable to organization and formation expenses.

Net income for the period from July 21, 2004 (inception) to December 31, 2005 of $243,997 consisted of $668,164 of interest income reduced by $63,750 for a monthly administrative services agreement, $71,232 for insurance, $54,092 for professional fees, $38,132 for traveling expenses, $158,685 for incomes taxes and $38,276 for other expenses.

We consummated our initial public offering on April 22, 2005. On April 26, 2005, we consummated the closing of an additional 720,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $33,120,000. We paid a total of $3,081,600 in underwriting discounts and commissions, and approximately $482,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into the trust account (or $5.19 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. We will use substantially all of the net proceeds of this offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

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

Commencing on April 18, 2005 and ending upon the acquisition of a target business, we began incurring a fee from TerraNova Management Corp., an affiliate of Vahan Kololian, our chairman of the board and chief executive officer, Lee W. Chung, our chief financial officer and Jesse Gill, our vice president, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in November 2004 and March 2005, TerraNova Partners L.P. advanced $70,000 and $20,000, respectively, to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the net proceeds of the offering.

As indicated in our accompanying financial statements, such financial statements have been prepared assuming that we will continue as a going concern. As discussed elsewhere in this Annual Report, we are required to consummate a business combination by October 22, 2006, or by April 22, 2007 if certain criteria have been satisfied. The possibility of a business combination not being consummated raises substantial doubt about our ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.	FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

None.

ITEM 8A.	CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition , use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Vahan Kololian	52	Chairman of the Board and Chief Executive Officer
Lee W. Chung	40	Chief Financial Officer and Director
Jesse Gill	26	Vice President and Director
Brendan Calder	59	Director
Roman Fedus	58	Director
Randy Benson	46	Director

Vahan Kololian has been our chairman of the board and chief executive officer since our inception. Mr. Kololian has been the chairman of the board, president and chief executive officer of Precinda Corporation, a private industrial holding company based in Toronto, since its formation in March 2000. He has also been a partner of TerraNova Partners L.P., a private investment firm and an affiliate of Precinda Corporation, since September 2004 and president of TerraNova Management Corp., the manager of TerraNova Partners L.P., since September 2004. In January 1991, Mr. Kololian co-founded Polar Capital Corporation, a Toronto and Calgary based merchant banking firm, and served as its president until March 2000. He also served as president of Polar Enterprise Partners Inc., a private fund managed by Polar Capital Corporation, from its inception in June 1997 until March 2000. From September 1988 to March 1990, he was a director and partner of Gordon Capital Corporation, an investment bank. Mr. Kololian commenced his career at Burns Fry Ltd., an investment bank now owned by Nesbitt Burns (which is owned by the Bank of Montreal), where Mr. Kololian served in various professional roles in the investment banking and mergers and acquisitions groups from September 1981 to September 1988. Mr. Kololian is a director of Manicouagan Minerals Inc. and Western Goldfields Inc. Mr. Kololian is a member of The World Presidents' Organization and a member of The Law Society of Upper Canada. He holds a B.A. from the University of Western Ontario and an LL.B. from the University of Ottawa.

Lee W. Chung has been our chief financial officer and a member of our board of directors since our inception. Mr. Chung has been the chief financial officer and vice president of finance of Precinda Corporation since May 2002. He has also been a partner of TerraNova Partners L.P. since September 2004 and a vice president of TerraNova Management Corp. since September 2004. From January 1997 to May 2002, Mr. Chung served as corporate controller of Husky Injection Molding Systems Ltd., a supplier of injection molding equipment and services to the plastics industry. From November 1991 to January 1997, he served as finance manager of Nortel Networks Corporation, a New York and Toronto Stock Exchange listed telecommunications company. Mr. Chung holds a Bachelor of Commerce and Finance degree from the University of Toronto and is a Chartered Accountant.

Jesse Gill has been our vice president and a member of our board of directors since our inception. Mr. Gill has been a partner of TerraNova Partners L.P. since September 2004. He has also been a vice president of TerraNova Management Corp. since September 2004. From March 2003 until August 2004, Mr. Gill was an analyst at Littlejohn & Co. LLC, a Greenwich, Connecticut based private equity firm. From July 2001 until February 2003, he was an investment banker in the Leveraged Finance / Financial Sponsors Group at Credit Suisse First Boston in New York, New York. Mr. Gill holds a Bachelor of Commerce degree from McGill University.

Brendan Calder has been a member of our board of directors since our inception. Since January 2001, Mr. Calder has been an adjunct professor of strategic management at the Rotman School of Management of the University of Toronto. From January 1996 until March 2000, Mr. Calder was the chairman of the board, president and chief executive officer of CIBC Mortgages in Toronto Ontario. He was also president and a director of Firstline Trust Company from April 1988 to January 1996. Mr. Calder is a director of FirstService Corporation, Custom Direct Income Fund Inc., and Filogix Corporation. Mr. Calder is a member of The World Presidents' Organization. Mr. Calder holds a Bachelor of Mathematics degree from the University of Waterloo.

Roman Fedus has been a member of our board of directors since our inception. Mr. Fedus holds the position of manager, merchant banking with Roynat Capital Inc., a Canadian merchant bank providing equity, subordinated debt and structured finance to mid-market businesses in Canada, since January 2004. From May 2002 until December 2003, he served as a senior manager of the Mezzanine Finance Group at the Canadian Imperial Bank of Commerce. From August 1996 until November 2001, he served as assistant vice president of Manulife Capital, an investment division of Manulife Financial Corporation, a Canadian based financial services company. Mr. Fedus holds a B.A. from McMaster University and an M.B.A. from the University of Toronto.

Randy Benson has been a member of our board of directors since our inception. Since July 2005, Mr. Benson has served as the chief restructuring officer at Hollinger Inc., a Toronto Stock Exchange listed company with interests in newspaper publishing and commercial real estate. From February 2005 to April 2005, Mr. Benson served as a special advisor to the board of directors of CFM Products, a barbeque and fireplace manufacturer. From October 2003 to February 2005, Mr. Benson served as the chief restructuring officer at Ivaco, Inc., a Canadian company producing steel and fabricated steel products. Mr. Benson was chief financial officer of Call-Net Enterprises Inc., a Toronto Stock Exchange listed telecommunications company offering local and long distance voice, data and online services across Canada, from June 2000 to December 2002, and was a special advisor to the board of directors of Call-Net Enterprises from October 1999 to June 2000. From June 1989 to June 1999, Mr. Benson was employed in various executive capacities for Beatrice Foods Canada and its successor, Parmalat Canada Ltd., a food-group company in Canada, including serving as president of its largest operating division. Mr. Benson holds a B.B.A. and an M.B.A. from York University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2005, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In April 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics is attached as an exhibit to this Annual Report. Requests for copies of our code of ethics should be sent in writing to Terra Nova Acquisition Corporation, 2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada M4W 3E2.

ITEM 10.	EXECUTIVE COMPENSATION

Commencing April 18, 2005 and ending upon the acquisition of a target business, we will pay TerraNova Management Corp., an affiliate of Vahan Kololian, Lee W. Chung and Jesse Gill, a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. Other than this $7,500 per-month fee, no compensation of any kind, including finders and consulting fees, will be paid to any of our founding stockholders, including all of our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, our existing stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Since our formation, we have not granted any stock options or stock appreciation rights or any awards under long-term incentive plans.

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Vahan Kololian	1,004,000	(2)	14.9%
Fir Tree, Inc.(3)	596,500	(4)	8.9%
Roynat Merchant Capital Inc.(5)	340,000		5.1%
Brendan Calder	98,500	(6)	1.5%
Randy Benson	90,000		1.3%
Roman Fedus	0	(7)	*
Lee Chung	0	(8)	*
Jesse Gill	0	(8)	*
All directors and executive officers as a group (6 individuals)	1,192,500	(9)	17.7%

*	Less than 1%.

(1)	Unless otherwise noted, the business address of each of the following is 2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada M4W 3E2.

(2)	These shares are held by TerraNova Partners L.P. 100% of the limited partnership interest of TerraNova Partners L.P. is beneficially owned by Mr. Kololian. Mr. Kololian also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner. As such, Mr. Kololian exercises voting and dispositive power over these shares. Does not include 1,500,000 shares of common stock issuable upon exercise of warrants held by TerraNova Partners L.P. not currently exercisable and that will not become exercisable within the next 60 days.

(3)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.

(4)	Represents (i) 369,830 shares of common stock held by Sapling, LLC and (ii) 226,670 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. Does not include (i) 739,660 shares of common stock issuable upon exercise of warrants held by Sapling, LLC not currently exercisable and that will not become exercisable within the next 60 days and (ii) 453,340 shares of common stock issuable upon exercise of warrants held by Fir Tree Recovery Master Fund, L.P. not currently exercisable and that will not become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on April 29, 2005.

(5)	The business address of Roynat Merchant Capital Inc. is c/o Roynat Capital Inc., 40 King Street West, 26th Floor, Toronto, Ontario, Canada M5H 1H1. The information with respect to the shares held by Roynat Merchant Capital Inc. was derived from a Schedule 13G filed with the SEC on May 4, 2005.

(6)	Represents 90,000 shares of common stock held by Mr. Calder and 8,500 shares of common stock held by the Calbren Trust, a trust established for the benefit of Mr. Calder. Does not include 17,000 shares of common stock issuable upon exercise of warrants held by the Calbren Trust not currently exercisable and that will not become exercisable within the next 60 days.

(7)	Does not include the shares of common stock held by Roynat Merchant Capital Inc., of which Mr. Fedus is manager of the merchant banking department of its affiliate, Roynat Capital Inc.

(8)	This person owns a non-voting equity interest in the general partner of TerraNova Partners L.P. The shares owned by TerraNova Partners L.P. are not included in this person's beneficial ownership because he has no power to vote or direct the disposition of such shares.

(9)	Does not include 1,500,000 shares of common stock issuable upon exercise of warrants not currently exercisable and that will not become exercisable within the next 60 days.

All 1,200,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Vahan Kololian may be deemed to be our ‘‘parent’’ and ‘‘promoter,’’ as these terms are defined under the Federal securities laws.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In July 2004, we issued 750,000 shares of our common stock to the following individuals for $25,000 in cash, at an average purchase price of approximately $0.033 per share as set forth below:

Name	Number of Shares	Relationship to Us
TerraNova Partners L.P.	506,250	Stockholder
Randy Benson	56,250	Director
Brendan Calder	56,250	Director
Roynat Capital Inc.	56,250	Stockholder
Randall Oliphant	35,000	Stockholder
Tim Creasy	20,000	Stockholder
George Koulakian	20,000	Stockholder

TerraNova Partners L.P. subsequently transferred 35,000 shares of common stock to James Meekison. On March 3, 2005, our board of directors authorized a stock dividend of 0.6 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to $0.0208 per share. Randall Oliphant subsequently transferred his shares of common stock to Rockcliff Group Limited, a private entity he controls. Roynat Capital Inc. subsequently transferred its shares of common stock to Roynat Merchant Capital Inc., an affiliate of Roynat Capital Inc.

Pursuant to an escrow agreement between us, the Founders and Continental Stock Transfer & Trust Company, all of the Founders Shares were placed in escrow, with Continental acting as escrow agent, pursuant to an escrow agreement, until the earliest of:

•	April 18, 2008;

•	our liquidation; or

•	the consummation of a liquidation, merger, stock exchange or other similar transaction which results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

During the escrow period, these shares cannot be sold, but the Founders will retain all other rights as stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our Founders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to our initial public offering.

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain ‘‘piggy-back’’ registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by October 22, 2006 (or by April 22, 2007 under certain limited circumstances), each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

•	each agreed to present to us for our consideration, prior to presentation to any other person or entity, any suitable opportunity to acquire an operating business, until the earlier of our consummation of a business combination, our liquidation or until such time as he ceases to be an officer or director of ours, subject to any pre-existing fiduciary obligations he might have;

•	each agreed that we could not consummate any business combination which involves a company which is affiliated with any of the Founders unless we obtain an opinion from an independent investment banking firm reasonably acceptable to EarlyBirdCapital that the business combination is fair to our stockholders from a financial perspective;

•	each agreed that he and his affiliates will not be entitled to receive and will not accept any compensation for services rendered to us prior to the consummation of our business combination; and

•	each agreed that he and his affiliates will not be entitled to receive or accept a finder’s fee or any other compensation in the event he or his affiliates originate a business combination.

TerraNova Management Corp., an affiliate of Vahan Kololian, Lee W. Chung and Jesse Gill, has agreed that, through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay TerraNova Management Corp. $7,500 per month for these services.

During 2004 and 2005, TerraNova Partners L.P. advanced an aggregate of $90,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of November 24, 2005 or the consummation of our initial public offering. These loans were repaid from the net proceeds of the offering.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our Founders or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)
3.2	By-laws. (1)
4.1	Specimen Unit Certificate. (1)
4.2	Specimen Common Stock Certificate. (1)
4.3	Specimen Warrant Certificate. (1)
4.4	Form of Unit Purchase Option to be granted to Representative. (1)
4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Vahan Kololian. (1)
10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Roman Fedus. (1)
10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Randy Benson. (1)
10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Brendan Calder. (1)
10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Randall Oliphant. (1)
10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Tim Creasy. (1)
10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and George Koulakian. (1)
10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and TerraNova Partners, L.P. (1)
10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Lee W. Chung. (1)
10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jesse Gill. (1)
10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Roynat Capital Inc. (1)
10.12	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James Meekison. (1)
10.13	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)
10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)
10.15	Form of Letter Agreement between TerraNova Management Corp. and Registrant regarding administrative support. (1)
10.16	Form of Promissory Note issued to TerraNova Partners, L.P. (1)
10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)
10.18	Form of Warrant Purchase Agreements among Vahan Kololian and EarlyBirdCapital, Inc. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-122439)

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of BDO Seidman, LLP is our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

Through December 31, 2005, the fees from our principal accountant totaled $51,685 for the services they performed in connection with our initial public offering, including the financial statements in Form S-1 (and amendments), the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 22, 2005, Form 10-KSB for December 31, 2005 and the review of our three 2005 Quarterly Reports on Form 10-QSB. There were no audit services rendered prior to December 31, 2004.

Audit-Related Fees

During 2005 and 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2005 and 2004, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2005 and 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,
Terra Nova Acquisition Corporation

We have audited the accompanying balance sheets of Terra Nova Acquisition Corporation (a corporation in the development stage) as of December 31, 2005 and 2004 and the related statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2005, the period from July 21, 2004 (inception) to December 31, 2004 and the period from July 21, 2004 (inception) to December 31, 2005, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a business combination within 18 months from the date of the consummation of its initial public offering (‘‘Offering’’) (such date would be October 22, 2006) or 24 months from the consummation of the Offering if certain extension criteria have been satisfied.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Nova Acquisition Corporation as of December 31, 2005 and 2004, and the related statements of operations and cash flows for the year ended December 31, 2005, the period from July 21, 2004 (inception) to December 31, 2004 and the period from July 21, 2004 (inception) to December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by October 22, 2006, or by April 22, 2007 if certain criteria have been satisfied. The possibility of such business combination not being consummated raises substantial doubt about its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP
BDO Seidman, LLP
New York, NY
March 10, 2006

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Balance Sheets

	December 31, 2005	December 31, 2004
Assets
Current Assets:
Cash and cash equivalents	$609,769	$69,895
U.S. Government Securities held in Trust Fund (Note 1)	29,084,736	—
Accrued interest receivable, Trust Fund (Note 1)	220,969	—
Prepaid expenses	35,616	—
Total current assets	29,951,090	69,895
Deferred registration costs (Note 1)	—	23,500
Total assets	$29,951,090	$93,395
Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$67,805	$—
Note payable, stockholder (Note 3)	—	70,000
Income taxes payable	57,788	—
Total current liabilities	125,593	70,000
Common stock, subject to possible conversion, 1,103,448 shares at conversion value (Note 1)	5,858,210	—
Commitment (Note 4)
Stockholders’ equity (notes 1, 2, 5 and 6)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, Authorized 30,000,000 shares Issued and outstanding 6,720,000 shares (which includes 1,103,448 subject to possible conversion) and 1,200,000 respectively	672	120
Additional paid-in capital	23,722,618	24,880
Retained earnings (deficit) accumulated during development stage	243,997	(1,605)
Total stockholders’ equity	23,967,287	23,395
Total liabilities and stockholders’ equity	$29,951,090	$93,395

See summary of significant accounting policies and accompanying notes to financial statements.

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Statements of Operations

	Year Ended December 31, 2005	Period from July 21, 2004 (inception) to December 31, 2004	Period from July 21, 2004 (inception) to December 31, 2005
Expenses:
General and administrative expenses (Note 4)	$(263,877)	$(1,605)	$(265,482)
Operating Loss	(263,877)	(1,605)	(265,482)
Interest income	668,164	—	668,164
Net income (loss) before provision for income taxes	404,287	(1,605)	402,682
Provision for income taxes (Note 7)	158,685	—	158,685
Net income (loss)	245,602	(1,605)	243,997
Adjustments:
Accretion of Trust Fund relating to common stock subject to possible conversion	(131,315)	—	(131,315)
Net income (loss) attributable to common stockholders	114,287	(1,605)	112,682
Weighted average common shares outstanding	5,033,425	1,200,000
Basic and diluted income (loss) per share	$.02	$(.00)

See summary of significant accounting policies and accompanying notes to financial statements.

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Deficit accumulated during the development stage	Total
	Shares	Amount
Balance, July 21, 2004 (inception)	—	$—	$—	$—	$—
Issuance of stock to initial stockholders	1,200,000	$120	$24,880	$—	$25,000
Net loss for the period		—	—	(1,605)	(1,605)
Balance, December 31, 2004	1,200,000	$120	$24,880	$(1,605)	$23,395
Sale of 5,520,000 units and underwriter’s options, net of underwriters’ discount and offering expenses (includes 1,103,448 shares subject to possible conversion)	5,520,000	552	29,555,948	—	29,556,500
Proceeds in Trust Fund subject to possible conversion of 1,103,448 shares			(5,726,895)	—	(5,726,895)
Accretion of Trust Fund relating to common stock subject to possible conversion		—	(131,315)	—	(131,315)
Net income for the year		—	—	245,602	245,602
Balance, December 31, 2005	6,720,000	$672	$23,722,618	$243,997	$23,967,287

See summary of significant accounting policies and accompanying notes to financial statements.

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Statements of Cash Flows

	Year Ended December 31, 2005	July 21, 2004 (inception) to December 31, 2004	July 21, 2004 (inception) to December 31, 2005
Cash Flows from Operating Activities
Net income (loss)	$245,602	$(1,605)	$243,997
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in interest earned on investments held in trust	(656,905)	—	(656,905)
Increase in prepaid expenses	(35,616)	—	(35,616)
Increase in accrued expenses	67,805	—	67,805
Increase in income taxes payable	57,788	—	57,788
Net cash used in operating activities	(321,326)	(1,605)	(322,931)
Cash Flows from Investing Activities
Purchases of U.S. Government Securities held in Trust Fund	(57,732,800)	—	(57,732,800)
Maturities of U.S. Government Securities held in Trust Fund	29,084,000	—	29,084,000
Net cash used in investing activities	(28,648,800)	—	(28,648,800)
Cash Flows from Financing Activities
Proceeds from public offering of 5,520,000 units, net	29,556,400	—	29,556,400
Proceeds from sale of shares of common stock to initial stockholders	—	25,000	25,000
Proceeds from underwriter’s option	100	—	100
Proceeds from note payable, stockholder	20,000	70,000	90,000
Repayment of note payable, stockholder	(90,000)	—	(90,000)
Deferred registration costs	23,500	(23,500)	—
Net cash provided by financing activities	29,510,000	71,500	29,581,500
Net increase in cash	539,874	69,895	609,769
Cash and cash equivalents at beginning of the period	69,895	—	—
Cash and cash equivalents at end of the period	$609,769	$69,895	$609,769
Supplemental disclosure from cash flow information:
Cash paid during the period for income taxes	$100,897	$—	$100,897
Supplemental disclosure of non-cash activities:
Accretion of Trust Fund relating to common stock subject to possible conversion	$131,315	$—	$131,315

See summary of significant accounting policies and accompanying notes to financial statements

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Summary of Significant Accounting Policies

Cash & Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund

The Company carries its investment in U.S. government securities at cost, which approximates fair value.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109 (‘‘SFAS No. 109’’), ‘‘Accounting for Income Taxes’’ which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

There were no deferred taxes as at December 31, 2005 or December 31, 2004.

Net Income (Loss) Per Share

Basic net income (loss) per share is calculated by dividing net income (loss) attributable to common shareholders by the weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would not be dilutive.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Notes to Financial Statements

1. Organization and Business Operations	Terra Nova Acquisition Corporation (the ‘‘Company’’) was incorporated in Delaware on July 21, 2004 as a blank check company whose objective is to acquire an operating business. The Company’s initial stockholders purchased 1,200,000 shares of common stock, $.0001 par value, for $25,000 on July 21, 2004.

The registration statement for the Company’s initial public offering (‘‘Offering’’) was declared effective April 18, 2005. The Company consummated the offering on April 22, 2005 and received net proceeds of approximately $25,594,000. Such amount was net of registration costs incurred through that date (including $23,500 that had been incurred as at December 31, 2004). On April 26, 2005 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,962,400. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (‘‘Business Combination’’). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As at December 31, 2005 an amount of $29,305,705 (which includes accrued interest of $220,969) is being held in an interest-bearing trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Notes to Financial Statements

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (‘‘Initial Stockholders’’), have agreed to vote their 1,200,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (‘‘Public Stockholders’’) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect $5,858,210 (which includes accretion of Trust Fund) has been classified as common stock subject to possible conversion at December 31, 2005.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date would be October 22, 2006), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering (See Note 2)).

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Notes to Financial Statements

2. Offering	The Company sold 5,520,000 units (‘‘Units’’) in the Offering, which includes the 720,000 Units subject to the underwriters’ over-allotment. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (‘‘Warrants’’). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 240,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

3. Note Payable, Stockholder	In November 2004, the Company issued a $70,000 unsecured promissory note to an Initial Stockholder. In March 2005, the Company issued an additional $20,000 unsecured promissory note to an Initial Stockholder. These notes were non interest-bearing and were paid in full from the net proceeds of the Offering.

4. Commitment	The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on April 18, 2005, the effective date of the Offering. An amount of $63,750 is included in general and administrative for the year ended December 31, 2005 for such services.

5. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Terra Nova Acquisition Corporation
(A corporation in the development stage)

Notes to Financial Statements

6. Common Stock	On March 3, 2005, the Company's Board of Directors authorized a stock dividend of 0.6 shares of common stock for each outstanding share of common stock. In addition, on March 3, 2005 the Company's Board of Directors approved an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 30,000,000. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions.

At December 31, 2005, 11,760,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

7. Provision for Income Taxes	Provision for current income taxes consists of:

	Federal	State	Total Current
Year ended December 31, 2005	$128,129	$30,556	$158,685
July 21, 2004 (inception) to December 31, 2004	$—	$—	$—

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 23rd day of March, 2006.

TERRA NOVA ACQUISITION CORPORATION
By:	/s/ Vahan Kololian
Vahan Kololian Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vahan Kololian	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	March 23, 2006

Vahan Kololian

/s/ Lee W. Chung	Chief Financial Officer and Director (Principal Accounting and Financial Officer)	March 23, 2006

Lee W. Chung

/s/ Jesse Gill	Vice President and Director	March 23, 2006

Jesse Gill

/s/ Brendan Calder	Director	March 23, 2006

Brendan Calder

/s/ Roman Fedus	Director	March 23, 2006

Roman Fedus

/s/ Randy Benson	Director	March 23, 2006

Randy Benson