Form 10QSB
period 2006-03-31
Terra Nova Acquisition CORP
filed 2006-05-15
CIK 1298663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|      Quarterly report under Section 13 or 15(d) of the Securities Exchange
         Act of 1934

         For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes |X| No |_|

     As of May 15, 2006, 6,720,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

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

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                                                                            March 31, 2006          December 31, 2005
                                                                            (unaudited)
                                                                            --------------          -----------------

ASSETS
Current assets:
     Cash and cash equivalents                                           $            495,248        $        609,769
     U.S. Government securities held in Trust Fund (Note 2)                        29,357,080              29,084,736
     Accrued interest receivable, Trust Fund (Note 2)                                 253,031                 220,969
     Prepaid expenses                                                                   8,904                  35,616
                                                                         --------------------        ----------------
Total current assets                                                               30,114,263              29,951,090
                                                                         --------------------        ----------------
Total assets                                                             $         30,114,263        $     29,951,090
                                                                         ====================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                    $             52,030        $         67,805
     Income taxes payable                                                              78,120                  57,788
                                                                         --------------------        ----------------
          Total current liabilities                                                   130,150                 125,593
                                                                         --------------------        ----------------

Common stock, subject to possible conversion,
    1,103,448 shares at conversion value (Note 2)                                   5,919,061               5,858,210
                                                                         --------------------        ----------------

Commitment (Note 4)

Stockholders' equity (Notes 2, 3, 5 and 6)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares
          Issued and outstanding 6,720,000 shares
               (which includes 1,103,448 subject to possible
               conversion)                                                                672                     672
     Additional paid-in capital                                                    23,661,767              23,722,618
     Retained earnings accumulated during
          development stage                                                           402,613                 243,997
                                                                         --------------------        ----------------
          Total stockholders' equity                                               24,065,052              23,967,287
                                                                         --------------------        ----------------

Total liabilities and stockholders' equity                               $         30,114,263        $     29,951,090
                                                                         ====================        ================

             See summary of significant accounting policies and accompanying notes to financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                            Period from
                                                           Three months             Three months           July 21, 2004
                                                              ended                     ended              (inception) to
                                                          March 31, 2006            March 31, 2005         March 31, 2006
                                                     ---------------------        ------------------      ------------------

Expenses:
   General and administrative
     expenses (Note 4)                               $            (64,890)        $          (1,064)      $        (330,372)
                                                     ---------------------        ------------------      ------------------

Operating loss for the period                                     (64,890)                   (1,064)               (330,372)

Interest income                                                   309,240                        --                 977,404
                                                     --------------------         -----------------       -----------------

Net income (loss) before
   provision for income taxes                                     244,350                    (1,064)                647,032

Provision for income taxes
   (Note 7)                                                        85,734                        --                 244,419
                                                     --------------------         -----------------       -----------------

Net income (loss)                                    $            158,616         $          (1,064)      $         402,613
                                                     ====================         ==================      =================

Adjustments:
   Accretion of Trust Fund
   relating to common stock
   subject to possible conversion                                 (60,851)                       --                (192,166)
                                                     ---------------------        -----------------       ------------------

Net income (loss) attributable to
   common stockholders                               $             97,765         $          (1,064)      $         210,447
                                                     ====================         ==================      =================

Weighted average common shares
   outstanding                                                  6,720,000                 1,200,000
                                                     ====================         =================

Basic and diluted income
   (loss) per share                                  $              0.01          $          (0.00)
                                                     ===================          =================

                    See summary of significant accounting policies and accompanying notes to financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                                         Retained
                                                                                                         earnings
                                                                                                         (deficit)
                                                                                                        accumulated
                                                                                          Additional    during the             Total
                                                                      Common Stock         Paid-In      development    Stockholders'
                                                                   Shares      Amount      Capital         stage              Equity

------------------------------------------------------------------------------------------------------------------------------------
Balance, July 21, 2004 (inception)                                        --    $  --    $         --    $      --        $       --

Issuance of stock to initial stockholders (Notes 2 and 6)          1,200,000      120          24,880           --            25,000

Net loss for the period                                                            --              --       (1,605)          (1,605)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                         1,200,000    $ 120    $     24,880    $  (1,605)      $   23,395

Sale of 5,520,000 units and underwriter's options,
   net of underwriters' discount and offering expenses (includes
   1,103,448 shares subject to possible conversion)
    (Note 3)                                                       5,520,000      552      29,555,948           --        29,556,500
Proceeds in Trust Fund subject to possible conversion of
   1,103,448 shares                                                       --       --      (5,726,895)          --        (5,726,895)
Accretion of Trust Fund relating to common stock subject
   to possible conversion                                                 --       --        (131,315)          --         (131,315)

Net income for the period                                                 --       --              --      245,602           245,602

-----------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                         6,720,000    $ 672    $ 23,722,618    $ 243,997       $23,967,287

Accretion of Trust Fund relating to common stock subject
   to possible conversion (unaudited)                                     --       --         (60,851)          --          (60,851)

Net income for the period (unaudited)                                     --       --              --      158,616           158,616

-----------------------------------------------------------------------------------------------------------------------------------
Balance, March 31, 2006 (unaudited)                                6,720,000    $ 672    $ 23,661,767    $ 402,613       $24,065,052
                                                                   =========    =====    ============    =========       ===========

                    See summary of significant accounting policies and accompanying notes to financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                    Period from
                                                            Three months                  Three months              July 21, 2004
                                                                Ended                        Ended                 (inception) to
                                                           March 31, 2006                March 31, 2005            March 31, 2006

------------------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                    $       158,616             $           (1,064)       $          402,613
     Adjustments to reconcile net income (loss)
        to net cash used in operating activities
     Change in operating assets and liabilities:
        Increase in interest earned on investments
            held in Trust Fund                                   (304,406)                            --                  (961,311)
        Decrease (increase) in prepaid expenses                    26,712                             --                    (8,904)
        Increase (decrease) in accrued expenses                   (15,775)                            --                    52,030
        Increase in income taxes payable                           20,332                            --                     78,120
                                                          ---------------             ------------------        ------------------
Net cash used in operating activities                            (114,521)                        (1,064)                 (437,452)
                                                          ----------------            -------------------       -------------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of U.S. Government Securities
          held in Trust Fund                                  (29,357,000)                            --               (87,089,800)
      Maturities of U.S. Government Securities
          held in Trust Fund                                   29,357,000                             --                58,441,000
                                                          ---------------             ------------------        ------------------
Net cash used in investing activities                                  --                             --               (28,648,800)
                                                          ---------------             ------------------        -------------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering of
           5,520,000 units, net                                        --                             --                29,556,400
     Proceeds from sale of shares of common stock
           to initial shareholders                                     --                             --                    25,000
     Proceeds from underwriter's option                                --                             --                       100
     Proceeds from notes payable, stockholders                         --                         20,000                    90,000
     Repayment of notes payable, stockholders                          --                             --                   (90,000)
     Deferred registration costs                                       --                        (84,734)                       --
                                                          ---------------             -------------------       ------------------
Net cash provided by (used in ) financing activities                   --                        (64,734)               29,581,500
                                                          ---------------             -------------------       ------------------

Net increase (decrease) in cash and cash equivalents             (114,521)                       (65,798)                  495,248
Cash and cash equivalents at beginning of the period              609,769                         69,895                        --
                                                          ---------------             ------------------        ------------------
Cash and cash equivalents at end of the period            $       495,248             $            4,097        $          495,248
                                                          ===============             ==================        ==================

Supplemental disclosure from cash flow Information:
     Cash paid during the period for income taxes         $        70,558             $               --        $          194,566
                                                          ===============             ==================        ==================

Supplemental disclosure of non-cash activities:
     Accretion of Trust Fund relating to
     common stock subject to possible conversion          $        60,851             $               --        $          192,166
                                                          ===============             ==================        ==================

                         See summary of significant accounting policies and accompanying notes to financial statements

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

CASH AND CASH              The Company considers all highly liquid investments with original maturities of
  EQUIVALENTS              three months or less to be cash equivalents.

SECURITIES HELD IN         The Company carries its investment in U.S. government securities at cost, which
  TRUST FUND               approximates fair value.

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

                           There were no deferred taxes as at March 31, 2006 or December 31, 2005.

NET INCOME (LOSS) PER      Basic net income (loss) per share is calculated by dividing net income (loss)
  SHARE                    attributable to common shareholders by the weighted average number of common shares outstanding during the period.  No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would not be dilutive.

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

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION   The accompanying financial statements are unaudited and have been prepared in accordance with accounting principles generally accepted in the United States of
                           America for interim financial information and with the instructions to Form
                           10QSB.  Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted pursuant to such rules and regulations.  These financial statements should be read in conjunction with the audited financial statements that were included in the
                           Company's Form 10-KSB for the year ended December 31, 2005.

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

2. ORGANIZATION            Terra Nova Acquisition Corporation (the "Company") was incorporated in Delaware on
   AND                     July 21, 2004 as a blank check company whose objective is to acquire an operating
   BUSINESS                business.  The Company's initial stockholders purchased 1,200,000 shares of common
   OPERATIONS              stock, $.0001 par value, for $25,000 on July 21, 2004.

                           The registration statement for the Company's initial public offering ("Offering")
                           was declared effective April 18, 2005.  The Company consummated the offering on
                           April 22, 2005 and received net proceeds of approximately $25,594,000.  Such amount was net of registration costs incurred through that date (including $23,500 that had been incurred as at December 31, 2004).  On April 26, 2005 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,962,400.  The Company's management has broad discretion with respect to the specific application of the net proceeds of this
                           Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business ("Business Combination").  Furthermore, there is no assurance that the Company will be able to successfully effect a Business
                           Combination.  As at March 31, 2006 an amount of $29,610,111 (which includes accrued interest of $253,031) is being held in an interest-bearing trust account
                           ("Trust Account") until the earlier of (i) the consummation of a Business
                           Combination or (ii) liquidation of the Company.  Under the agreement governing the
                           Trust Account, funds will only be invested in United States government securities
                           (Treasury Bills) with a maturity of 180 days or less.  The remaining net proceeds
                           (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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
                           Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination.  Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders.  In this respect $5,919,061 (which includes accretion of
                           Trust Fund) has been classified as common stock subject to possible conversion at
                           March 31, 2006.

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

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

4. COMMITMENT              The Company presently occupies office space provided by an affiliate of an
                           Initial Stockholder.  Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time.  The Company has agreed to pay such affiliate $7,500 per month for such services commencing on April 18, 2005, the effective date of the Offering.  Amounts of $22,500 for the three-month period ended March 31, 2006 and $86,250 for the period from July 21, 2004 (inception)
                           to March 31, 2006 are included in general and administrative for such services.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                           At March 31, 2006, 11,760,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters' unit purchase option.

7. PROVISION FOR INCOME    Provision for current income taxes consists of:
    TAXES
                                                                                                  Total
                                                                    Federal          State       Current
                                                                 -----------    -----------    -----------
                                Three months ended
                                March 31, 2006                   $    68,095    $    17,639    $    85,734
                                                                 ===========    ===========    ===========

                                Three months ended
                                March 31, 2005                   $        --    $        --    $        --
                                                                 ===========    ===========    ===========

                                Period from July 21, 2004
                                  (inception) to
                                  March 31, 2006                 $   196,224    $    48,195    $   244,419
                                                                 ===========    ===========    ===========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's
Consolidated Financial Statements and footnotes thereto contained in this report.

FORWARD LOOKING STATEMENTS

     The statements discussed in this Report include forward looking statements that involve risks and uncertainties detailed from time to time in the Company's reports filed with the Securities and Exchange Commission.

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

     Net income for the three months ended March 31, 2006 of $158,616 consisted of $309,240 of interest income reduced by $22,500 for a monthly administrative services agreement, $26,712 for insurance, $8,107 for professional fees, $1,762 for traveling expenses, $85,734 for income taxes and $5,809 for other expenses.

     Net loss for the three months ended March 31, 2005 of $1,064 consisted of organization and formation expenses.

     Net income for the period from July 21, 2004 (inception) to March 31, 2006 of $402,613 consisted of $977,404 of interest income reduced by $86,250 for a monthly administrative services agreement, $97,944 for insurance, $62,199 for professional fees, $39,894 for traveling expenses, $244,419 for income taxes and
$44,085 for other expenses.

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

ITEM 3.  CONTROLS AND PROCEDURES.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the
"Exchange Act") is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.
Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

Dated:  May 15, 2006
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