Form 10QSB
period 2006-06-30
Terra Nova Acquisition CORP
filed 2006-08-15
CIK 1298663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange
     Act of 1934

     For the quarterly period ended June 30, 2006
                                    -------------

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

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes [X]
No [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

     As of August 15, 2006, 6,720,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one):   Yes [ ] No [X]

                                                                            Page
                                                                            ----
Part I:  Financial Information:

       Item 1 -Financial Statements (Unaudited):

         Balance Sheets                                                        3

         Statements of Operations                                              4

         Statements of Stockholders' Equity                                    5

         Statements of Cash Flows                                              6

          Summary of Significant Accounting Policies                           7

          Notes to Unaudited Financial Statements                              8

       Item 2 - Management's Discussion and Analysis or Plan of Operation     12

       Item 3 - Controls and Procedures                                       13

Part II:  Other Information

       Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds   15

       Item 6 - Exhibits                                                      15

Signatures                                                                    16

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                  BALANCE SHEETS

=====================================================================================================================

                                                                            June 30, 2006          December 31, 2005
                                                                             (unaudited)

---------------------------------------------------------------------------------------------------------------------

ASSETS
Current assets:
     Cash and cash equivalents                                           $            300,986        $        609,769
     U.S. Government securities held in Trust Fund (Note 2)                        29,673,616              29,084,736
     Accrued interest receivable, Trust Fund (Note 2)                                 284,780                 220,969
     Prepaid expenses                                                                  24,908                  35,616
                                                                         --------------------        ----------------
Total current assets                                                               30,284,290              29,951,090
     Deferred acquisition costs (Note 4)                                               35,756                      --
                                                                         --------------------        ----------------
Total assets                                                             $         30,320,046        $     29,951,090
                                                                         ====================        ================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accrued expenses                                                    $             22,784        $         67,805
     Accrued acquisition costs                                                         30,974                      --
     Income taxes payable                                                             148,161                  57,788
                                                                         --------------------        ----------------
          Total current liabilities                                                   201,919                 125,593
                                                                         --------------------        ----------------

Common stock, subject to possible conversion,
    1,103,448 shares at conversion value (Note 2)                                   5,988,683               5,858,210
                                                                         --------------------        ----------------

Commitment (Note 5)

Stockholders' equity (Notes 2, 3, 6 and 7)
     Preferred stock, $.0001 par value, Authorized
          1,000,000 shares; none issued
     Common stock, $.0001 par value
          Authorized 30,000,000 shares
          Issued and outstanding 6,720,000 shares
               (which includes 1,103,448 subject to possible
               conversion)                                                                672                     672
     Additional paid-in capital                                                    23,592,145              23,722,618
     Retained earnings accumulated during
          development stage                                                           536,627                 243,997
                                                                         --------------------        ----------------
          Total stockholders' equity                                               24,129,444              23,967,287
                                                                         --------------------        ----------------

Total liabilities and stockholders' equity                               $         30,320,046        $     29,951,090
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

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)

===========================================================================================================================

                                                                                                               Period from
                                    Three months      Three months        Six months       Six months         July 21, 2004
                                       ended              ended             ended             ended          (inception) to
                                    June 30, 2006     June 30, 2005     June 30, 2006     June 30, 2005      June 30, 2006

---------------------------------------------------------------------------------------------------------------------------

Expenses:
   General and administrative
     expenses (Note 5)              $  (112,220)     $     (66,978)    $    (177,110)    $     (68,042)      $    (442,592)
                                    ------------     --------------     -------------    -------------       --------------

Operating loss for the period          (112,220)           (66,978)         (177,110)          (68,042)           (442,592)

Interest income                         348,308            157,232           657,548           157,232           1,325,712
                                    -----------      -------------     -------------     -------------       -------------

Net income before
   provision for income taxes           236,088             90,254           480,438            89,190             883,120

Provision for income taxes
   (Note 8)                             102,074             30,325           187,808            30,325             346,493
                                    -----------      -------------     -------------     -------------       -------------

Net income                              134,014             59,929           292,630            58,865             536,627
                                    ============     ==============     =============    ==============      ==============

Adjustments:
   Accretion of Trust Fund
   relating to common stock
   subject to possible conversion       (69,622)           (31,329)         (130,473)          (31,329)           (261,788)
                                    ------------     --------------    --------------    --------------      --------------

Net income attributable to
   common stockholders                   64,392             28,600           162,157            27,536             274,839
                                    ============     ==============     =============    ==============      ==============

Weighted average common shares
  outstanding                         6,720,000          5,414,505         6,720,000         3,318,895
                                    ============     ==============     =============    ==============

Basic and diluted income
   per share                        $      0.01      $         0.01    $         0.02    $         0.01
                                    ============     ==============     =============    ==============

    See summary of significant accounting policies and accompanying notes to financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY

====================================================================================================================================

                                                                                                   Retained earnings
                                                                Common Stock         Additional  (deficit) accumulated    Total
                                                                ------------          Paid-In         during the       Stockholders'
                                                              Shares      Amount      Capital       development stage     Equity

------------------------------------------------------------------------------------------------------------------------------------

Balance, July 21, 2004 (inception)                                  --    $  --   $         --         $     --       $      --

Issuance of stock to initial stockholders (Notes 2 and 7)    1,200,000      120         24,880               --            25,000

Net loss for the period                                                      --             --           (1,605)           (1,605)
------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2004                                   1,200,000    $ 120   $     24,880         $ (1,605)      $   (23,395)

Sale of 5,520,000 units and underwriter's options,
   net of underwriters' discount and offering expenses
   (includes 1,103,448 shares subject to possible
   conversion) (Note 3)                                      5,520,000      552      29,555,948             --          29,556,500

Proceeds in Trust Fund subject to possible conversion of
   1,103,448 shares                                                 --        --    (5,726,895)             --          (5,726,895)

Accretion of Trust Fund relating to common stock subject
   to possible conversion                                           --       --       (131,315)              --          (131,315)

Net income for the period                                           --       --             --          245,602           245,602

------------------------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2005                                   6,720,000    $ 672   $ 23,722,618         $243,997       $23,967,287

Accretion of Trust Fund relating to common stock subject
   to possible conversion (unaudited)                               --       --       (130,473)              --          (130,473)

Net income for the period (unaudited)                               --       --             --          292,630           292,630

------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2006 (unaudited)                           6,720,000    $ 672   $ 23,592,145         $536,627       $24,129,444
====================================================================================================================================

    See summary of significant accounting policies and accompanying notes to financial statements.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)

============================================================================================================================
                                                                                                                Period from
                                                                  Six months                Six months         July 21, 2004
                                                                     Ended                     Ended          (inception) to
                                                                 June 30, 2006             June 30, 2005       June 30, 2006

----------------------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $     292,630           $      58,865         $     536,627
     Adjustments to reconcile net income
        to net cash used in operating activities
     Change in operating assets and liabilities:
        Increase in interest earned on investments
            held in Trust Fund                                     (652,691)               (156,725)           (1,309,596)
        Decrease (increase) in prepaid expenses                      10,708                 (89,040)              (24,908)
        Increase (decrease) in accrued expenses                     (45,021)                 61,476                22,784
        Increase in income taxes payable                             90,373                  30,325               148,161
                                                              -------------           -------------         -------------
Net cash used in operating activities                              (304,001)                (95,099)             (626,932)
                                                              -------------           -------------         -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Purchases of U.S. Government Securities
          held in Trust Fund                                    (59,030,000)            (28,648,800)         (116,762,800)
      Maturities of U.S. Government Securities held in
          Trust Fund                                             59,030,000)                     --            88,114,000
      Deferred acquisition costs                                     (4,782)                     --                (4,782)
                                                              -------------           -------------         -------------
Net cash used in investing activities                                (4,782)            (28,648,800)          (28,653,582)
                                                              -------------           -------------         -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from public offering of
           5,520,000 units, net                                          --              29,556,400            29,556,400
     Proceeds from sale of shares of common stock
           to initial shareholders                                       --                      --                25,000
     Proceeds from underwriter's option                                  --                     100                   100
     Proceeds from notes payable, stockholders                           --                  20,000                90,000
     Repayment of notes payable, stockholders                            --                 (90,000)              (90,000)
     Deferred registration costs                                         --                  23,500                    --
                                                              -------------           -------------         -------------
Net cash provided by financing activities                                --              29,510,000            29,581,500
                                                              -------------           -------------         -------------

Net increase (decrease) in cash and cash equivalents          $    (308,783)          $     766,101         $     300,986
Cash and cash equivalents at beginning of the period                609,769                  69,895                    --
                                                              -------------           -------------         -------------
Cash and cash equivalents at end of the period                $     300,986           $     835,996         $     300,986
                                                              =============           =============         =============

Supplemental disclosure from cash flow information:
     Cash paid during the period for income taxes             $     102,591           $          --         $     203,488
                                                              =============           =============         =============

Supplemental disclosure of non-cash activities:
     Accrued acquisition costs                                $      30,974           $          --         $      30,974
                                                              =============           =============         =============
     Accretion of Trust Fund relating to
     common stock subject to possible conversion              $     130,473           $      31,329         $     261,788
                                                              =============           =============         =============

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

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

================================================================================

     CASH AND CASH           The Company considers all highly liquid investments
       EQUIVALENTS           with original maturities of three months or less to
                             be cash equivalents.

     SECURITIES HELD IN     The Company carries its investment in U.S.
       TRUST FUND           government securities at cost, which approximates
                            fair value.

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

                             There were no deferred taxes as at June 30, 2006 or
                             December 31, 2005.

     NET INCOME PER SHARE    Basic net income per share is calculated by
                             dividing net income attributable to common
                             shareholders by the weighted average number of
                             common shares outstanding during the period. No
                             effect has been given to potential issuances of
                             common stock from warrants or the underwriter
                             option in the diluted computation, as the effect
                             would not be dilutive.

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

                             In the opinion of management, all adjustments
                             (consisting primarily of normal accruals) have been
                             made that are necessary to present fairly the
                             financial position of the Company. Operating
                             results for the interim periods presented are not
                             necessarily indicative of the results to be
                             expected for a full year.

2.     ORGANIZATION          Terra Nova Acquisition Corporation (the "Company")
       AND                   was incorporated in Delaware on July 21, 2004 as a
       BUSINESS              blank check company whose objective is to acquire
       OPERATIONS            an operating business. The Company's initial
                             stockholders purchased 1,200,000 shares of common
                             stock, $.0001 par value, for $25,000 on July 21,
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
                             Furthermore, there is no assurance that the Company
                             will be able to successfully effect a Business
                             Combination. As at June 30, 2006 an amount of
                             $29,958,396 (which includes accrued interest of
                             $284,780) is being held in an interest-bearing
                             trust account ("Trust Account") until the earlier
                             of (i) the consummation of a Business Combination
                             or (ii) liquidation of the Company. Under the
                             agreement governing the Trust Account, funds will
                             only be invested in United States government
                             securities (Treasury Bills) with a maturity of 180
                             days or less. The remaining net proceeds (not held
                             in the Trust Account) may be used to pay for
                             business, legal and accounting due diligence on
                             prospective acquisitions and continuing general and
                             administrative expenses.

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

                             With respect to a Business Combination which is
                             approved and consummated, any Public Stockholder
                             who voted against the Business Combination may
                             demand that the Company convert his shares. The per
                             share conversion price will equal the amount in the
                             Trust Account, calculated as of two business days
                             prior to the consummation of the proposed Business
                             Combination, divided by the number of shares of
                             common stock held by Public Stockholders at the
                             consummation of the Offering. Accordingly, Public
                             Stockholders holding 19.99% of the aggregate number
                             of shares owned by all Public Stockholders may seek
                             conversion of their shares in the event of a
                             Business Combination. Such Public Stockholders are
                             entitled to receive their per share interest in the
                             Trust Account computed without regard to the shares
                             held by Initial Stockholders. In this respect
                             $5,988,683 (which includes accretion of Trust Fund
                             aggregating $261,788) has been classified as common
                             stock subject to possible conversion at June 30,
                             2006.

                             The Company's Amended and Restated Certificate of
                             Incorporation provides for mandatory liquidation of
                             the Company in the event that the Company does not
                             consummate a Business Combination within 18 months
                             from the date of the consummation of the Offering
                             (such date would be October 22, 2006), or 24 months
                             from the consummation of the Offering if certain
                             extension criteria have been satisfied (See Note
                             4). In the event of liquidation, it is likely that
                             the per share value of the residual assets
                             remaining available for distribution (including
                             Trust Account assets) will be less than the initial
                             public offering price per share in the Offering due
                             to costs related to the Offering (assuming no value
                             is attributed to the Warrants contained in the
                             Units sold in the Offering (See Note 3)).

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

4.     PROPOSED MERGER       On August 9, 2006, the Company entered into an
       AND DEFERRED          Agreement and Plan of Merger ("Merger Agreement")
       ACQUISITION COSTS     with ClearPoint Business Resources, Inc.
                             ("ClearPoint") and all of its stockholders
                             ("Stockholders"). The Company formed a wholly owned
                             subsidiary on July 19, 2006 to effectuate the
                             transactions contemplated by the Merger Agreement
                             with ClearPoint ("Merger"). ClearPoint will be the
                             surviving corporation in the Merger, becoming the
                             Company's wholly-owned subsidiary. ClearPoint,
                             based in Chalfont, Pennsylvania, is a privately
                             owned workforce management solutions provider that
                             was founded in 2001. ClearPoint focuses on human
                             resource/staffing outsourcing, vendor management
                             services, customized managed service programs, and
                             workforce optimization. It also provides business
                             services including business process outsourcing,
                             support services for the transportation, logistics
                             and staffing industries and benefits solutions and
                             administration. ClearPoint is also known for its
                             project-based staff augmentation service which
                             includes full service project solutions, executive
                             search and permanent placement, contract recruiting
                             services and short and long term hourly based
                             assignments.

                             Pursuant to the Merger Agreement, the Stockholders,
                             in exchange for all of the securities of ClearPoint
                             outstanding immediately prior to the Merger, will
                             receive from the Company 5,997,727 shares of its
                             common stock, subject to certain closing
                             adjustments based on levels of funded debt, minimum
                             levels of defined working capital and adjusted
                             earnings before interest, taxes, depreciation and
                             amortization. In addition, the Stockholders are
                             entitled to receive additional performance payments
                             based on the share price of the Company's common
                             stock after closing. 10% of the common stock being
                             issued at the time of the Merger will be placed
                             into escrow to secure the Company's indemnity
                             rights under the Merger Agreement and will be
                             governed by the terms of an Escrow Agreement. A
                             further 10% of the shares being issued at the time
                             of the Merger will be escrowed to effectuate the
                             closing adjustments.

                             The financial statements have been prepared
                             assuming the Company will continue as a going
                             concern. In the event the Merger Agreement is not
                             consummated before April 22, 2007, the Company will
                             be forced to liquidate. Under such circumstances,
                             an agreement with the Company's Chairman and Chief
                             Executive Officer would be implemented, whereby, he
                             would become personally liable for settlement of
                             accrued expenses and acquisition costs incurred to
                             the extent such items are in excess of the net
                             proceeds of the Offering not held in the Trust Fund

                             In connection with this proposed business
                             combination, the Company incurred $35,756 in
                             Deferred Acquisition costs as of June 30, 2006.

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
                             three-month period ended June 30, 2006, $18,750 for
                             the three months ended June 30, 2005, $45,000 for
                             the six months ended June 30, 2006, $18,750 for the
                             six months ended June 30, 2005 and $108,750 for the
                             period from July 21, 2004 (inception) to June 30,
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

                             At June 30, 2006, 11,760,000 shares of common stock
                             were reserved for issuance upon exercise of
                             redeemable warrants and underwriters' unit purchase
                             option.

8.   PROVISION FOR INCOME    Provision for current income taxes consists of:
       TAXES

                                                                        Total
                                   Federal          State              Current
                                   -------          -----              -------

 Three months ended
 June 30, 2006                   $    83,550    $    18,524         $   102,074
                                 ===========    ===========         ===========

 Three months ended
 June 30, 2005                   $    21,873    $     8,452         $    30,325
                                 ===========    ===========         ===========

 Six months ended
 June 30, 2006                   $   151,645     $   36,163         $   187,808
                                 ===========     ==========         ===========

 Six months ended
 June 30, 2005                   $    21,873     $    8,452         $    30,325
                                 ===========     ==========         ===========

 Period from July 21, 2004
  (inception) to June 30, 2006   $   279,774     $   66,719         $   346,493
                                 ===========     ==========         ===========

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

RECENT DEVELOPMENTS

         On August 9, 2006, we entered into an Agreement and Plan of Merger
("Merger Agreement") with ClearPoint Business Resources, Inc. ("ClearPoint") and all of its stockholders ("Stockholders"). We formed a wholly owned subsidiary on
July 19, 2006 to effectuate the transactions contemplated by the Merger
Agreement with ClearPoint ("Merger"). ClearPoint will be the surviving corporation in the Merger, becoming our wholly-owned subsidiary. ClearPoint, based in Chalfont, Pennsylvania, is a privately owned workforce management solutions provider that was founded in 2001. ClearPoint focuses on human resource/staffing outsourcing, vendor management services, customized managed service programs, and workforce optimization. It also provides business services including business process outsourcing, support services for the transportation, logistics and staffing industries and benefits solutions and administration.
ClearPoint is also known for its project-based staff augmentation service which includes full service project solutions, executive search and permanent placement, contract recruiting services and short and long term hourly based assignments.

         Pursuant to the Merger Agreement, the Stockholders, in exchange for all of the securities of ClearPoint outstanding immediately prior to the Merger, will receive 5,997,727 shares of our common stock, subject to certain closing adjustments based on levels of funded debt, minimum levels of defined working capital and adjusted earnings before interest, taxes, depreciation and amortization. In addition, the Stockholders are entitled to receive additional performance payments based on the share price of our common stock after closing.
10% of the common stock being issued at the time of the Merger will be placed into escrow to secure our indemnity rights under the Merger Agreement and will be governed by the terms of an Escrow Agreement. A further 10% of the shares being issued at the time of the Merger will be escrowed to effectuate the closing adjustments.

         For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated August 9, 2006 and filed with the SEC on August 15, 2006.

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

         Net income for the three months ended June 30, 2006 of $134,014 consisted of $348,308 of interest income reduced by $22,500 for a monthly administrative services agreement, $25,752 for insurance, $10,857 for professional fees, $38,433 for traveling expenses, $102,074 for income taxes and
$14,678 for other expenses.

         Net income for the three months ended June 30, 2005 of $59,929 consisted of $157,232 of interest income reduced by $18,750 for monthly administrative services agreement, $17,808 for insurance, $11,032 for professional fees, $15,937 for traveling expenses, $30,325 for income taxes and
$3,451 for other expenses.

         Net income for the six months ended June 30, 2006 of $292,630 consisted of $657,548 of interest income reduced by $45,000 for a monthly administrative services agreement, $52,464 for insurance, $18,964 for professional fees,
$40,195 for traveling expenses, $187,808 for income taxes and $20,487 for other expenses.

         Net income for the six months ended June 30, 2005 of $58,865 consisted of $157,232 of interest income reduced by $18,750 for monthly administrative services agreement, $17,808 for insurance, $11,032 for professional fees,
$15,937 for traveling expenses, $30,325 for income taxes and $4,515 for other expenses.

         Net income for the period from July 21, 2004 (inception) to June 30,
2006 of $536,627 consisted of $1,325,712 of interest income reduced by $108,750 for a monthly administrative services agreement, $123,696 for insurance, $73,056 for professional fees, $78,327 for traveling expenses, $346,493 for income taxes and $58,763 for other expenses.

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

         As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

         Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and chief financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and

management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

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

                                             TERRA NOVA AQUISITION
                                             CORPORATION

Dated: August 15, 2006
                                             /s/ Vahan Kololian
                                             ----------------------------------
                                             Vahan Kololian
                                             Chief Executive Officer

                                             /s/ Lee W. Chung
                                             ----------------------------------
                                             Lee W. Chung
                                             Chief Financial Officer

