Form 10QSB
period 2006-09-30
Terra Nova Acquisition CORP
filed 2006-11-14
CIK 1298663

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 2006

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

     As of November 14, 2006, 6,720,000 shares of common stock, par value $.0001 per share, were issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                                                            Page
                                                                            ----
Part I:  Financial Information:

   Item 1 - Financial Statements (Unaudited):

      Balance Sheets                                                          3

      Statements of Operations                                                4

      Statements of Stockholders' Equity                                      5

      Statements of Cash Flows                                                6

      Summary of Significant Accounting Policies                              7

      Notes to Unaudited Financial Statements                                 8

   Item 2 - Management's Discussion and Analysis or Plan of Operation        13

   Item 3 - Controls and Procedures                                          15

Part II: Other Information

   Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds      16

   Item 6 - Exhibits                                                         16

Signatures                                                                   17

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                                  BALANCE SHEETS
--------------------------------------------------------------------------------

                                                            September 30, 2006
                                                                (unaudited)      December 31, 2005
                                                            ------------------   -----------------

ASSETS
Current assets:
   Cash and cash equivalents                                    $    57,590         $   609,769
   Securities held in Trust Fund (Note 2)                        30,221,274          29,084,736
   Accrued interest receivable, Trust Fund                               --             220,969
   Prepaid expenses                                                  25,064              35,616
                                                                -----------         -----------
Total current assets                                             30,303,928          29,951,090
                                                                -----------         -----------
Deferred acquisition costs (Note 4)                                 306,980                  --
                                                                -----------         -----------
Total assets                                                    $30,610,908         $29,951,090
                                                                ===========         ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accrued expenses                                             $    35,299         $    67,805
   Accrued acquisition costs                                        188,271                  --
   Income taxes payable                                             112,558              57,788
                                                                -----------         -----------
      Total current liabilities                                     336,128             125,593
                                                                -----------         -----------
Common stock, subject to possible conversion,
   1,103,448 shares at conversion value (Note 2)                  6,041,229           5,858,210
                                                                -----------         -----------
Commitment (Note 5)
Stockholders' equity (Notes 2, 3, 6 and 7)
   Preferred stock, $.0001 par value, Authorized
      1,000,000 shares; none issued
   Common stock, $.0001 par value
      Authorized 30,000,000 shares
      Issued and outstanding 6,720,000 shares
         (which includes 1,103,448 subject to possible
         conversion)                                                    672                 672
   Additional paid-in capital                                    23,539,599          23,722,618
   Retained earnings accumulated during
      development stage                                             693,280             243,997
                                                                -----------         -----------
      Total stockholders' equity                                 24,233,551          23,967,287
                                                                -----------         -----------
Total liabilities and stockholders' equity                      $30,610,908         $29,951,090
                                                                ===========         ===========

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
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                                Period from
                                      Three months      Three months       Nine months       Nine months       July 21, 2004
                                    ended September   ended September   ended September   ended September     (inception) to
                                        30, 2006          30, 2005          30, 2006          30, 2005      September 30, 2006
                                    ---------------   ---------------   ---------------   ---------------   ------------------

Expenses:
   General and administrative
      expenses (Note 5)               $ (102,156)       $  (77,916)       $ (279,266)       $ (145,958)         $ (544,748)
                                      ----------        ----------        ----------        ----------          ----------
Operating loss for the period           (102,156)          (77,916)         (279,266)         (145,958)           (544,748)

Interest income                          262,878           242,640           920,426           399,872           1,588,590
                                      ----------        ----------        ----------        ----------          ----------
Net income before
   provision for income taxes            160,722           164,724           641,160           253,914           1,043,842
Provision for income taxes
   (Note 8)                                4,069            65,230           191,877            95,555             350,562
                                      ----------        ----------        ----------        ----------          ----------
Net income                               156,653            99,494           449,283           158,359             693,280
                                      ==========        ==========        ==========        ==========          ==========
Adjustments:
   Accretion of Trust Fund
   relating to common stock
   subject to possible conversion        (52,546)          (47,501)         (183,019)          (78,830)           (314,334)
                                      ----------        ----------        ----------        ----------          ----------
Net income attributable to
   common stockholders                   104,107            51,993           266,264            79,529             378,946
                                      ==========        ==========        ==========        ==========          ==========
Weighted average common shares
  outstanding                          6,720,000         6,720,000         6,720,000         4,465,055
                                      ==========        ==========        ==========        ==========
Basic and diluted income
   per share                          $     0.02        $     0.01        $     0.04        $     0.02
                                      ----------        ----------        ----------        ----------

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

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                              STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                                Retained earnings
                                                                                    (deficit)
                                                 Common Stock      Additional      accumulated          Total
                                             ------------------     Paid-In         during the      Stockholders'
                                               Shares    Amount     Capital     development stage      Equity
                                             ---------   ------   -----------   -----------------   -------------

Balance, July 21, 2004 (inception)                  --    $ --    $        --         $     --       $        --
Issuance of stock to initial
   stockholders (Notes 2 and 7)              1,200,000     120         24,880               --            25,000
Net loss for the period                                     --             --           (1,605)           (1,605)
                                             ---------    ----    -----------         --------       -----------
Balance, December 31, 2004                   1,200,000    $120    $    24,880         $ (1,605)      $   (23,395)
Sale of 5,520,000 units and
   underwriter's options, net of
   underwriters' discount and offering
   expenses (includes 1,103,448 shares
   subject to possible conversion) (Note
   3)                                        5,520,000     552     29,555,948               --        29,556,500
Proceeds in Trust Fund subject to
   possible conversion of 1,103,448 shares          --      --     (5,726,895)              --        (5,726,895)
Accretion of Trust Fund relating to
   common stock subject to possible
   conversion                                       --      --       (131,315)              --          (131,315)
Net income for the period                           --      --             --          245,602           245,602
                                             ---------    ----    -----------         --------       -----------
Balance, December 31, 2005                   6,720,000    $672    $23,722,618         $243,997       $23,967,287
Accretion of Trust Fund relating to
   common stock subject to possible
   conversion (unaudited)                           --      --       (183,019)              --          (183,019)
Net income for the period (unaudited)               --      --             --          449,283           449,283
                                             ---------    ----    -----------         --------       -----------
Balance, September 30, 2006 (unaudited)      6,720,000    $672    $23,539,599         $693,280       $24,233,551
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
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)
                                                        STATEMENTS OF CASH FLOWS
                                                                     (UNAUDITED)
--------------------------------------------------------------------------------

                                                                                                               Period From
                                                                     Nine Months          Nine Months         July 21, 2004
                                                                        Ended                Ended           (inception) to
                                                                 September 30, 2006   September 30, 2005   September 30, 2006
                                                                 ------------------   ------------------   ------------------

CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                                       $    449,283         $    158,359        $     693,280
   Adjustments to reconcile net income (loss)
      to net cash used in operating activities
   Change in operating assets and liabilities:
      Increase in interest earned on investments
         held in Trust Fund                                             (915,569)            (394,345)          (1,572,474)
      Decrease (increase) in prepaid expenses                             10,552              (62,328)             (25,064)
      Increase (decrease) in accrued expenses                            (32,506)              14,170               35,299
      Increase in income taxes payable                                    54,770               95,555              112,558
                                                                    ------------         ------------        -------------
Net cash used in operating activities                                   (433,470)            (188,589)            (756,401)
                                                                    ------------         ------------        -------------

CASH FLOWS FROM INVESTING ACTIVITIES
   Purchases of Securities held in Trust Fund                        (89,049,000)         (28,648,800)        (146,781,800)
   Maturities of Securities held in Trust Fund                        89,049,000                   --          118,133,000
   Deferred acquisition costs                                           (118,709)                  --             (118,709)
                                                                    ------------         ------------        -------------
Net cash used in investing activities                                   (118,709)         (28,648,800)         (28,767,509)
                                                                    ------------         ------------        -------------

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from public offering of
      5,520,000 units, net                                                    --           29,556,400           29,556,400
   Proceeds from sale of shares of common stock
      to initial shareholders                                                 --                   --               25,000
   Proceeds from underwriter's option                                         --                  100                  100
   Proceeds from notes payable, stockholders                                  --               20,000               90,000
   Repayment of notes payable, stockholders                                   --              (90,000)             (90,000)
   Deferred registration costs                                                --               23,500                   --
                                                                    ------------         ------------        -------------
Net cash provided by financing activities                                     --           29,510,000           29,581,500
                                                                    ------------         ------------        -------------
Net increase (decrease) in cash and cash equivalents                $   (552,179)        $    672,611        $      57,590
Cash and cash equivalents at beginning of the period                     609,769               69,895                   --
                                                                    ------------         ------------        -------------
Cash and cash equivalents at end of the period                      $     57,590         $    742,506        $      57,590
                                                                    ============         ============        =============
Supplemental disclosure from cash flow information:
   Cash paid during the period for income taxes                     $    142,263         $         --        $     243,160
Supplemental disclosure of non-cash activities:
   Accrued acquisition costs                                        $    188,271         $         --        $     188,271
   Accretion of Trust Fund relating to
      common stock subject to possible conversion                   $    183,019         $     78,830        $     314,334

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
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

   CASH AND CASH                 The Company considers all highly liquid
      EQUIVALENTS                investments with original maturities of three
                                 months or less to be cash equivalents.

   SECURITIES HELD IN            The Company carries its investment in
      TRUST FUND                 securities at cost, which approximates fair
                                 value.

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

                                 There were no deferred taxes as at September
                                 30, 2006 or December 31, 2005.

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

   NEW ACCOUNTING                The Company does not believe that any recently
      PRONOUNCEMENTS             issued, but not yet effective, accounting
                                 standards if currently adopted would have a
                                 material effect on the accompanying financial
                                 statements.

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
                                 value, for $25,000 on July 21, 2004.

                                 The registration statement for the Company's
                                 initial public offering ("Offering") was
                                 declared effective April 18, 2005. The Company
                                 consummated the offering on April 22, 2005 and
                                 received net proceeds of approximately
                                 $25,594,000. Such amount was net of
                                 registration costs incurred through that date.
                                 On April 26, 2005 the underwriters exercised
                                 their over-allotment option and the Company
                                 received net proceeds of approximately
                                 $3,962,400. The Company's management has broad
                                 discretion with respect to the specific
                                 application of the net proceeds of this
                                 Offering, although substantially all of the net
                                 proceeds of this Offering are intended to be
                                 generally applied toward consummating a
                                 business combination with an operating business
                                 ("Business Combination"). Furthermore, there is
                                 no assurance that the Company will be able to
                                 successfully effect a Business Combination. As
                                 at September 30, 2006 an amount of $30,221,274
                                 is being held in an interest-bearing trust
                                 account ("Trust Account") until the earlier of
                                 (i) the consummation of a Business Combination
                                 or (ii) liquidation of the Company. Under the
                                 agreement governing the Trust Account, funds
                                 will only be invested in United States
                                 government securities (Treasury Bills) with a
                                 maturity of 180 days or less, or in money
                                 market funds meeting certain conditions under
                                 rule 2a-7 promulgated under the Investment
                                 Company Act of 1940. The remaining net proceeds
                                 (not held in the Trust Account) may be used to
                                 pay for business, legal and accounting due
                                 diligence on prospective acquisitions and
                                 continuing general and administrative expenses.

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                 The Company has signed a definitive agreement
                                 for a Business Combination and will submit such
                                 transaction for stockholder approval. In the
                                 event that stockholders owning 20% or more of
                                 the shares sold in the Offering vote against
                                 the Business Combination and exercise their
                                 conversion rights described below, the Business
                                 Combination will not be consummated.

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
                                 Such Public Stockholders are entitled to
                                 receive their per share interest in the Trust
                                 Account computed without regard to the shares
                                 held by Initial Stockholders. In this respect
                                 $6,041,229 (which includes accretion of Trust
                                 Fund aggregating $314,334) has been classified
                                 as common stock subject to possible conversion
                                 at September 30, 2006.

                                 The Company's Amended and Restated Certificate
                                 of Incorporation provides for mandatory
                                 liquidation of the Company in the event that
                                 the Company does not consummate a Business
                                 Combination within 18 months from the date of
                                 the consummation of the Offering (such date
                                 would be October 22, 2006), or 24 months from
                                 the consummation of the Offering if certain
                                 extension criteria have been satisfied (that
                                 date is April 22, 2007). The Company has
                                 satisfied the extension criteria (see Note 4).
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

4. PROPOSED MERGER AND           On August 9, 2006, the Company entered into an
   DEFERRED ACQUISITION COSTS    Agreement and Plan of Merger ("Merger
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

                                 Pursuant to the Merger Agreement, the
                                 Stockholders, in exchange for all of the
                                 securities of ClearPoint outstanding
                                 immediately prior to the Merger, will receive
                                 from the Company 5,997,727 shares of its common
                                 stock, subject to certain closing adjustments
                                 based on levels of funded debt, minimum levels
                                 of defined working capital and adjusted
                                 earnings before interest, taxes, depreciation
                                 and amortization. The number of shares of
                                 common stock issued by the Company will be
                                 increased if certain holders of warrants to
                                 purchase common stock of ClearPoint exercise
                                 their warrants and become holders of ClearPoint
                                 common stock prior to closing. In addition,
                                 the Stockholders are entitled to receive
                                 additional performance payments

                                              TERRA NOVA ACQUISITION CORPORATION
                                        (A CORPORATION IN THE DEVELOPMENT STAGE)

                                         NOTES TO UNAUDITED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                 based on the share price of the Company's
                                 common stock after closing. 10% of the common
                                 stock being issued at the time of the Merger
                                 will be placed into escrow to secure the
                                 Company's indemnity rights under the Merger
                                 Agreement and will be governed by the terms of
                                 an Escrow Agreement. A further 10% of the
                                 shares being issued at the time of the Merger
                                 will be escrowed to effectuate the closing
                                 adjustments.

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

                                 In connection with this proposed business
                                 combination, the Company incurred $306,980 in
                                 Deferred Acquisition costs as of September 30,
                                 2006, $188,271 of which was unpaid as of this
                                 date.

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
                                 Amounts of $22,500 for the three-month period
                                 ended September 30, 2006, $22,500 for the three
                                 months ended September 30, 2005, $67,500 for
                                 the nine months ended September 30, 2006,
                                 $41,250 for the nine months ended September 30,
                                 2005 and $131,250 for the period from July 21,
                                 2004 (inception) to September 30, 2006 are
                                 included in general and administrative for such
                                 services.

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

                                 At September 30, 2006, 11,760,000 shares of
                                 common stock were reserved for issuance upon
                                 exercise of redeemable warrants and
                                 underwriters' unit purchase option.

8. PROVISION FOR INCOME TAXES    Provision for current income taxes
                                 consists of:

                                                                                         Total
                                                                     Federal   State    Current
                                                                    --------  -------  --------

                                 Three months ended
                                 September 30, 2006                 $(20,059) $24,128  $  4,069
                                                                    ========  =======  =========
                                 Three months ended
                                 September 30, 2005                 $ 52,302  $12,928  $ 65,230
                                                                    ========  =======  ========
                                 Nine months ended
                                 September 30, 2006                 $131,586  $60,291  $191,877
                                                                    ========  =======  ========
                                 Nine months ended
                                 September 30, 2005                 $ 74,175  $21,380  $ 95,555
                                                                    ========  =======  ========
                                 Period from July 21, 2004
                                 (inception) to September 30, 2006  $259,715  $90,847  $350,562
                                                                    ========  =======  ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion should be read in conjunction with the Company's
Consolidated Financial Statements and footnotes thereto contained in this report.

OVERVIEW

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

     Pursuant to the Merger Agreement, the Stockholders, in exchange for all of the securities of ClearPoint outstanding immediately prior to the Merger, will receive 5,997,727 shares of our common stock, subject to certain closing adjustments based on levels of funded debt, minimum levels of defined working capital and adjusted earnings before interest, taxes, depreciation and amortization. The number of shares of common stock issued by the Company will be increased if certain holders of warrants to purchase common stock of ClearPoint exercise their warrants and become holders of ClearPoint common stock prior to closing. In addition, the Stockholders are entitled to receive additional performance payments based on the share price of our common stock after closing.
10% of the common stock being issued at the time of the Merger will be placed into escrow to secure our indemnity rights under the Merger Agreement and will be governed by the terms of an Escrow Agreement. A further 10% of the shares being issued at the time of the Merger will be escrowed to effectuate the closing adjustments.

     For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated August 9, 2006 and filed with the SEC on
August 15, 2006, our Preliminary Proxy Statement filed with the SEC on
September 15, 2006 and Amendment No. 1 to the Preliminary Proxy Statement filed with the SEC on October 26, 2006.

     In connection with this proposed business combination, the Company incurred
$306,980 in Deferred Acquisition costs as of September 30, 2006, $188,271 of which was unpaid as of this date.

RESULTS OF OPERATIONS

     Net income for the three months ended September 30, 2006 of $156,653 consisted of $262,878 of interest income reduced by $22,500 for a monthly administrative services agreement, $25,272 for insurance, $6,951 for professional fees, $36,823 for traveling expenses, $4,069 for income taxes and
$10,610 for other expenses.

     Net income for the three months ended September 30, 2005 of $99,494 consisted of $242,640 of interest income reduced by $22,500 for a monthly administrative services agreement, $26,712 for insurance, $19,955 for professional fees, $4,477 for traveling expenses, $65,230 for income taxes and
$4,272 for other expenses.

     Net income for the nine months ended September 30, 2006 of $449,283 consisted of $920,426 of interest income reduced by $67,500 for a monthly administrative services agreement, $77,736 for insurance, $25,915 for professional fees, $77,018 for traveling expenses, $191,877 for income taxes and
$31,097 for other expenses.

     Net income for the nine months ended September 30, 2005 of $158,359 consisted of $399,872 of interest income reduced by $41,250 for a monthly administrative services agreement, $44,520 for insurance, $30,987 for professional fees, $20,414 for traveling expenses, $95,555 for income taxes and
$8,787 for other expenses.

     Net income for the period from July 21, 2004 (inception) to September 30,
2006 of $693,280 consisted of $1,588,590 of interest income reduced by $131,250 for a monthly administrative services agreement, $148,968 for insurance, $80,007 for professional fees, $115,150 for traveling expenses, $350,562 for income taxes and $69,373 for other expenses.

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
We would only consummate such a financing simultaneously with the consummation of a business combination. In the event a business combination is not consummated before April 22, 2007, the Company will be forced to liquidate.
Under such circumstances, an agreement with the Company's Chairman and Chief
Executive Officer would be implemented, whereby, he would become personally liable for settlement of accrued expenses and acquisition costs incurred to the extent such items are in excess of the net proceeds of the Offering not held in the Trust Fund.

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

     On October 23, 2006, the Company borrowed $25,000 from TerraNova Partners
L.P., an affiliate of Messrs. Kololian, Chung and Gill. The loan is unsecured, non-interest bearing and will be repaid on the earlier of the consummation by the Company of a business combination or upon demand by TerraNova

Partners L.P.; provided however that if a business combination is not consummated, the Company will be required to repay the loan only to the extent it has sufficient funds available to it outside of the trust account.

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

     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

     For a description of the use of the proceeds generated in our initial public offering, see Part I, Item 2 of this Form 10-QSB.

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

                                        TERRA NOVA AQUISITION CORPORATION

Dated: November 14, 2006

                                        /s/ Vahan Kololian
                                        ----------------------------------------
                                        Vahan Kololian
                                        Chief Executive Officer

                                        /s/ Lee W. Chung
                                        ----------------------------------------
                                        Lee W. Chung
                                        Chief Financial Officer

