Form 10KSB
period 2006-12-31
Terra Nova Acquisition CORP
filed 2007-02-09
CIK 1298663

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2006

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Check whether the Issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

Issuer’s revenues for the fiscal year ended December 31, 2006 were $0.

As of February 5, 2007, the aggregate market value of the common stock held by non-affiliates of the Registrant was approximately $31,574,400.

As of February 8, 2007, there were 6,720,000 shares of Common Stock, $.0001 par value per share, outstanding.

Transitional Small Business Disclosure Format (check one):    Yes  ☐    No  ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

Terra Nova Acquisition Corporation is a blank check company formed on July 21, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. Our efforts in identifying a prospective target business have not been limited to a particular industry, although we have concentrated on businesses with high-quality management teams and which are not likely to be subject to significant low cost competition or rapid technological change.

On April 22, 2005, we consummated our initial public offering of 4,800,000 units with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. On April 26, 2005, we consummated the closing of an additional 720,000 units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per unit, generating total gross proceeds of $33,120,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund and the remaining proceeds ($907,600) were available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $30,481,202 held in the trust fund.

Recent Developments

On August 9, 2006, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with ClearPoint Business Resources, Inc. (“ClearPoint”) and all of its stockholders (“Stockholders”). We formed a wholly owned subsidiary on July 19, 2006 to effectuate the transactions contemplated by the Merger Agreement with ClearPoint (“Merger”). ClearPoint will be the surviving corporation in the Merger, becoming our wholly-owned subsidiary. ClearPoint, based in Chalfont, Pennsylvania, is a privately owned workforce management solutions provider that was founded in 2001. ClearPoint focuses on human resource/staffing outsourcing, vendor management services, customized managed service programs, and workforce optimization. It also provides business services including business process outsourcing, support services for the transportation, logistics and staffing industries and benefits solutions and administration. ClearPoint is also known for its project-based staff augmentation service which includes full service project solutions, executive search and permanent placement, contract recruiting services and short and long term hourly based assignments.

Pursuant to the Merger Agreement, the Stockholders, in exchange for all of the securities of ClearPoint outstanding immediately prior to the Merger, will receive 5,997,727 shares of our common stock, subject to certain closing adjustments based on levels of funded debt, minimum levels of defined working capital and adjusted earnings before interest, taxes, depreciation and amortization. The number of shares of common stock issued by us will be increased if certain holders of warrants to purchase common stock of ClearPoint exercise their warrants and become holders of ClearPoint common stock prior to closing. In addition, the Stockholders are entitled to receive additional performance payments based on the share price of our common stock after closing. 10% of the common stock being issued at the time of the Merger will be placed into escrow to secure our indemnity rights under the Merger Agreement and will be governed by the terms of an Escrow Agreement. A further 10% of the shares being issued at the time of the Merger will be escrowed to effectuate the closing adjustments.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K dated August 9, 2006 and filed with the SEC on August 15, 2006, as amended, and our Definitive Proxy Statement filed with the SEC on January 22, 2007.

We expect that the transaction will be consummated shortly after our special meeting of stockholders to approve the transaction on February 12, 2007. However, as described below, if we do not complete the business combination by April 22, 2007, we will be forced to dissolve and liquidate.

Opportunity for stockholder approval of business combination

We agreed to submit the ClearPoint transaction to our stockholders for approval, although the acquisition would not require stockholder approval under applicable state law. In connection with seeking stockholder approval of the business combination, we have furnished our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, includes a description of ClearPoint’s operations and audited historical financial statements.

In connection with the vote required for any business combination, our Founders have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering (“Founder Shares”) in accordance with the vote of the majority of the shares of our common stock sold in such offering (“IPO Shares”). This voting arrangement shall not apply to any shares included in units purchased by our Founders in our initial public offering or purchased by them after such offering in the open market. We will proceed with the business combination only if a majority of the IPO Shares present at the meeting to approve a business combination are voted in favor of such business combination and stockholders holding less than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of our business combination with ClearPoint, we will offer the holders of IPO Shares the right to have such shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of two business days prior to the consummation of the business combination, divided by the total number of IPO Shares. As of December 31, 2006, the per-share conversion price would have been $5.52. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. We will not complete the business combination with ClearPoint if stockholders owning 20% or more of the IPO Shares both vote against the business combination and exercise their conversion rights. Holders of IPO Shares who convert their stock into their share of the trust fund still have the right to exercise any warrants they continue to hold.

Liquidation if no business combination

We are required to liquidate and dissolve if we have not consummated a business combination by April 22, 2007. If we are unable to complete the business combination with ClearPoint, we will not have enough time to negotiate another business combination prior to April 22, 2007. Accordingly, we anticipate that, promptly after such date, the following will occur:

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•	if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

Upon our dissolution, we will distribute to all holders of IPO Shares, in proportion to the number of IPO Shares held by them, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. The Founders have waived their rights to participate in any liquidation distribution with respect to their Founder Shares. There will be no distribution from the trust fund with respect to our warrants. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, the per-share liquidation price as of December 31, 2006 would have been approximately $5.52. However, the proceeds deposited in the trust fund could become subject to the claims of our creditors which could be prior to the claims of our public stockholders. Our chief executive officer has agreed that, if we liquidate prior to the consummation of a business combination, he will be personally liable to pay debts and obligations to various vendors or other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent they have claims against the funds in our trust account.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the above-referenced procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Competition

If we succeed in effecting the business combination with ClearPoint, there will be intense competition from competitors of ClearPoint. For a more complete discussion of the risks that will be applicable to us following the business combination with ClearPoint, see our filings referred to above under “Recent Developments.” We cannot assure you that, subsequent to our business combination, we will have the resources or ability to compete effectively.

Employees

We have three executive officers. These individuals are not obligated to contribute any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs. We do not intend to have any full time employees prior to the consummation of the business combination with ClearPoint.

Risks associated with our business

In addition to other information included in this report, you should consider all the risks relating to our operations following the business combination with ClearPoint described in our filings referred to above under “Recent Developments.” You should also consider the following factors in evaluating our business and future prospects.

There will be a substantial number of shares of our common stock issued in the merger with ClearPoint that may increase the volume of common stock available for sale in the open market in the future and may cause a decline in the market price of our common stock.

The consideration to be issued in the merger to the ClearPoint stockholders will include 5,997,727 shares of our common stock that will be issued at the closing (subject to adjustment) and up to 306,890 shares that may be issued based on the performance of our common stock after closing. These shares are initially not being registered and will be restricted from public sale under the securities laws. Additionally, approximately 90% of such shares will be subject to the lock-up agreements and cannot be sold publicly until April 18, 2008. The presence of this additional number of shares of common stock eligible for trading in the public market after the lapse of the restrictions may have an adverse effect on the market price of our common stock.

Our outstanding warrants may be exercised in the future, which would increase the number of shares eligible for future resale in the public market and result in dilution to our stockholders.

Outstanding redeemable warrants to purchase an aggregate of 11,040,000 shares of common stock issued in our initial public offering will become exercisable after the consummation of the merger. These will be exercised only if the $5.00 per share exercise price is below the market price of our common stock. To the extent they are exercised, additional shares of our common stock will be issued, which will result in dilution to our stockholders and increase the number of shares eligible for resale in the public market. Sales of substantial numbers of such shares in the public market could adversely affect the market price of such shares.

Our working capital will be reduced if our stockholders exercise their right to convert their shares into cash. This would reduce our cash reserve after the merger.

Pursuant to our certificate of incorporation, holders of shares issued in our initial public offering may vote against the merger and properly demand that we convert their shares, calculated as of two business days prior to the anticipated consummation of the merger, into a pro rata share of the trust account where a substantial portion of the net proceeds of the initial public offering are held. We and ClearPoint will not consummate the merger if holders of 1,104,000 or more shares of common stock issued in our initial public offering properly exercise these conversion rights. To the extent the merger is consummated and holders have demanded to so convert their shares, there will be a corresponding reduction in the amount of funds available to the combined company following the merger. As December 31, 2006, assuming the merger is consummated, the maximum amount of funds that could be disbursed to our stockholders upon the exercise of their conversion rights is approximately $6,093,192, or approximately 19.99% of the funds held in the trust account. Any payment upon exercise of conversion rights will reduce our cash after the merger, which may limit our ability to implement our business plan.

If our stockholders fail to vote or abstain from voting on the merger with ClearPoint, they may not exercise their conversion rights to convert their shares of our common stock into a pro rata portion of the trust account.

Our stockholders holding shares of stock issued in our initial public offering who affirmatively vote against the merger with ClearPoint may, at the same time, demand that we convert their shares into a pro rata portion of the trust account, calculated as of two business days prior to the anticipated consummation of the merger. Our stockholders who seek to exercise this conversion right must affirmatively vote against the merger and tender their stock certificates to our transfer agent prior to the vote. Any stockholder who fails to vote or who abstains from voting on the merger or who fails to tender their stock certificate prior to the vote may not exercise his conversion rights and will not receive a pro rata portion of the trust account for conversion of his shares.

If we are unable to obtain a listing of our securities on Nasdaq or any stock exchange, it may be more difficult for our stockholders to sell their securities.

Our units, common stock and warrants are currently traded in the over-the-counter market and quoted on the OTCBB. We have applied for listing on Nasdaq. Generally, Nasdaq requires that a company applying for listing on the Nasdaq Capital Market have stockholders’ equity of not less than $5.0 million or a market value of listed securities of $50 million or net income from continuing operations of not less than $750,000, at least 1,000,000 publicly held shares, and a minimum bid price of $4.00 with over 300 round lot shareholders. There is no assurance that such listing will be obtained and listing is not a condition to closing the merger.

Our ability to request indemnification from ClearPoint for damages arising out of the merger is limited to those claims where damages exceed $475,000 and are only indemnifiable to the extent that damages exceed $375,000.

At the closing of the merger, 10% (an aggregate of 599,772) of the 5,997,727 shares of common stock to be issued to the ClearPoint stockholders as merger consideration upon consummation of the merger will be deposited in escrow as the sole remedy for the obligation of the ClearPoint stockholders to indemnify and hold us harmless for any damages, whether as a result of any third party claim or otherwise, and which arise as a result of or in connection with the breach of representations and warranties and agreements and covenants of ClearPoint. Claims for indemnification may only be asserted by us once the damages exceed $475,000 and are indemnifiable only to the extent that damages exceed $375,000. Accordingly, it is possible that we will not be entitled to indemnification even if ClearPoint is found to have breached its representations and warranties contained in the merger agreement if such breach would only result in damages to us of less than $475,000.

Our current directors and executive officers own shares of common stock and warrants that will be worthless if the merger is not approved. Consequently, they may have a conflict of interest in determining whether particular changes to the terms of the business combination with ClearPoint or waivers of conditions are appropriate.

All of our officers and directors and/or their affiliates beneficially own shares of our common stock that they purchased prior to our initial public offering. Additionally, such persons purchased units in connection with our initial public offering, which contained 517,000 warrants and also purchased 1,050,000 warrants in the public market after our initial public offering. Our executives and directors and their affiliates are not entitled to receive any of the cash proceeds that may be distributed upon our liquidation with respect to shares they acquired prior to our initial public offering. Therefore, if the merger is not approved and we are forced to liquidate, such shares held by such persons will be worthless, as will the warrants. In addition, if we liquidate prior to the consummation of a business combination, Vahan Kololian, our chairman of the board and chief executive officer, will be personally liable to pay the debts and obligations, if any, to vendors and other entities that are owed money by us for services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account. Moreover, TerraNova Management Corp., an affiliate of Vahan Kololian, Lee W. Chung, our chief financial officer and a director, and Jesse Gill, our vice president and a director, has agreed to provide certain advisory services to ClearPoint upon consummation of the merger. During 2006 and 2007, TerraNova Partners L.P. advanced an aggregate of $150,000 to the Company. These loans remain outstanding as at February 8, 2007.

These personal and financial interests of our directors and officers may have influenced their decision to approve our business combination with ClearPoint. In considering the recommendations of our board of directors to vote for the merger proposal and other proposals, you should consider these interests. Additionally, the exercise of our directors’ and officers’ discretion in agreeing to changes or waivers in the terms of the business combination may result in a conflict of interest when determining whether such changes to the terms of the business combination or waivers of conditions are appropriate and in our stockholders’ best interest.

If we are unable to complete the business combination with ClearPoint and are forced to dissolve and liquidate, third parties may bring claims against us and, as a result, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders could be less than $5.52 per share.

If we are unable to complete the business combination with ClearPoint by April 22, 2007 and are forced to dissolve and liquidate, third parties may bring claims against us. Although we have obtained waiver agreements from the vendors and service providers we have engaged and owe money to, and the prospective target businesses we have negotiated with, whereby such parties have waived any right, title, interest or claim of any kind they may have in or to any monies held in the trust fund, there is no guarantee that they will not seek recourse against the trust fund notwithstanding such agreements. Furthermore, there is no guarantee that a court will uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy or other claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $5.52 per share (the per-share conversion price as of December 31, 2006).

If we do not consummate the business combination with ClearPoint by April 22, 2007 and are forced to dissolve and liquidate, payments from the trust account to our public stockholders may be delayed.

If we do not consummate the business combination with ClearPoint by April 22, 2007, we will dissolve and liquidate. We anticipate that, promptly after such date, the following will occur:

•

our board of directors will convene and adopt a specific plan of dissolution and liquidation, which it will then vote to recommend to our stockholders; at such time it will also cause to be prepared a preliminary proxy statement setting out such plan of dissolution and liquidation as well as the board’s recommendation of such plan;

•	we will promptly file our preliminary proxy statement with the Securities and Exchange Commission;

•

if the Securities and Exchange Commission does not review the preliminary proxy statement, then, 10 days following the filing of such preliminary proxy statement, we will mail the definitive proxy statement to our stockholders, and, 10-20 days following the mailing of such definitive proxy statement, we will convene a meeting of our stockholders, at which they will vote on our plan of dissolution and liquidation; and

•

if the Securities and Exchange Commission does review the preliminary proxy statement, we currently estimate that we will receive their comments 30 days after the filing of such proxy statement. We would then mail the definite proxy statement to our stockholders following the conclusion of the comment and review process (the length of which we cannot predict with any certainty, and which may be substantial) and we will convene a meeting of our stockholders at which they will vote on our plan of dissolution and liquidation.

We expect that all costs associated with the implementation and completion of our plan of dissolution and liquidation will be funded by any remaining net assets not held in the trust account, although we cannot assure you that there will be sufficient funds for such purpose. If such funds are insufficient, we anticipate that our management will advance us the funds necessary to complete such dissolution and liquidation (currently anticipated to be no more than approximately $50,000) and not seek reimbursement thereof.

We will not liquidate the trust account unless and until our stockholders approve our plan of dissolution and liquidation. Accordingly, the foregoing procedures may result in substantial delays in our liquidation and the distribution to our public stockholders of the funds in our trust account and any remaining net assets as part of our plan of dissolution and liquidation.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to complete the business combination with ClearPoint, we will dissolve and liquidate pursuant to Section 275 of the DGCL. Under Sections 280 through 282 of the DGCL, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. Pursuant to Section 280, if the corporation complies with certain procedures intended to ensure that it makes reasonable provisions for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of a stockholder with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. Although we will seek stockholder approval to liquidate the trust account to our public stockholders as part of our plan of dissolution and liquidation, we will seek to conclude this process as soon as possible and as a result do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the DGCL, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them in a dissolution (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such dissolution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, any distributions received by stockholders in our dissolution might be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders in our dissolution. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders as soon as possible after our dissolution, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors and/or complying with certain provisions of the DGCL with respect to our dissolution and liquidation. We cannot assure you that claims will not be brought against us for these reasons.

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

Upon consummation of the merger, the persons who are parties to the voting agreement, Vahan Kololian, Michael D. Traina and Optos Capital, LLC, will own approximately 52% of our voting stock. These persons have agreed to vote for each other’s designees to our board of directors through director elections in 2008. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.

ITEM 2.	DESCRIPTION OF PROPERTY

We currently maintain our executive offices at 2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada pursuant to an agreement with TerraNova Management Corp., an affiliate of Vahan Kololian, our chairman of the board and chief executive officer, Lee W. Chung, our chief financial officer and director, and Jesse Gill, our vice president and director. We pay TerraNova Management Corp. a monthly fee of $7,500 for providing us with office space and certain office and secretarial services. We believe, based on rents and fees for similar services in the Toronto, Ontario, Canada metropolitan area, that the fee charged by TerraNova Management Corp. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate until either the consummation of our business combination or our liquidation.

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

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
First Quarter*	8.25	7.25	5.90	5.50	1.25	0.82

2006:
Fourth Quarter	7.33	6.15	5.48	5.22	0.82	0.44
Third Quarter	6.40	5.90	5.29	5.17	0.60	0.30
Second Quarter	6.59	6.10	5.30	5.21	0.72	0.40
First Quarter	6.50	5.85	5.30	5.08	0.74	0.40

2005:
Fourth Quarter	6.20	5.80	5.13	4.95	0.60	0.38
Third Quarter	6.25	5.80	5.00	4.90	0.61	0.47
Second Quarter	6.45	5.90	5.10	4.80	0.65	0.55

*	Through February 5, 2007

Holders

As of February 8, 2007, there was one holder of record of our units, nine holders of record of our common stock and one holder of record of our warrants.

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

After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund and the remaining proceeds ($907,600) became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust fund remain on deposit in the trust fund earning interest. As of December 31, 2006, there was $30,481,202 held in the trust fund.

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

We consummated our initial public offering on April 22, 2005. All activity from our inception through April 22, 2005 related to our formation and our initial public offering. Since April 22, 2005, we have been searching for prospective target businesses to acquire.

Net income for the year ended December 31, 2006 of $235,552 consisted of $1,180,354 of interest income reduced by $90,000 for a monthly administrative services agreement, $103,008 for insurance, $448,703 for professional fees, $98,499 for traveling expenses, $129,719 for income taxes and $74,873 for other expenses. In 2006, costs related to the merger with ClearPoint were expensed.

Net income for the year ended December 31, 2005 of $245,602 consisted of $668,164 of interest income reduced by $63,750 for a monthly administrative services agreement, $71,232 for insurance, $54,092 for professional fees, $38,132 for traveling expenses, $158,685 for income taxes and $36,671 for other expenses.

Net income for the period from July 21, 2004 (inception) to December 31, 2006 of $479,549 consisted of $1,848,518 of interest income reduced by $153,750 for a monthly administrative services agreement, $174,240 for insurance, $502,795 for professional fees, $136,631 for traveling expenses, $288,404 for incomes taxes and $113,149 for other expenses. In 2006, costs related to the merger with ClearPoint were expensed.

We consummated our initial public offering on April 22, 2005. On April 26, 2005, we consummated the closing of an additional 720,000 units that were subject to the underwriters’ over-allotment option. Gross proceeds from our initial public offering were $33,120,000. We paid a total of $3,081,600 in underwriting discounts and commissions, and approximately $482,000 was paid for costs and expenses related to the offering. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to us from the offering were approximately $29,556,400, of which $28,648,800 was deposited into the trust account (or $5.19 per share sold in the offering). The remaining proceeds are available to be used by us to provide for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In the event the business combination with ClearPoint is not consummated before April 22, 2007, we will be forced to liquidate. Under such circumstances, Vahan Kololian, chairman of the board and chief executive officer, will be personally liable to pay debts and obligations to vendors and other entities that are owed money by us for various services rendered or products sold to us, or to any target business, to the extent such creditors bring claims that would otherwise require payment from moneys in the trust account.

Commencing on April 22, 2005 and ending upon the acquisition of a target business, we began incurring a fee from TerraNova Management Corp., an affiliate of Vahan Kololian, Lee W. Chung, our chief financial officer and Jesse Gill, our vice president, of $7,500 per month for providing us with office space and certain general and administrative services. In addition, in November 2004 and March 2005, TerraNova Partners L.P. advanced $70,000 and $20,000, respectively, to us for payment on our behalf of offering expenses. These loans were repaid following our initial public offering from the net proceeds of the offering. During 2006, TerraNova Partners L.P. advanced an aggregate of $100,000 to us. These loans remain outstanding as at December 31, 2006. Furthermore, TerraNova Partners L.P. advanced to us an additional $50,000 in January 2007. These loans are unsecured and non-interest bearing and will be repaid on the earlier of the consummation of a business combination or upon demand by TerraNova Partners, L.P., provided however that if a business combination is not consummated, the Company will be required to repay the loans only to the extent it has sufficient funds available to it outside of the trust account.

As indicated in our accompanying financial statements, such financial statements have been prepared assuming that we will continue as a going concern. As discussed elsewhere in this Annual Report, we are required to consummate a business combination by April 22, 2007. The possibility of a business combination not being consummated raises substantial doubt about our ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ITEM 7.	FINANCIAL STATEMENTS

This information appears following Item 14 of this Report and is incorporated herein by reference.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL CHANGES.

None.

ITEM 8A.	CONTROL AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and treasurer, as appropriate to allow timely decisions regarding disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and chief financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based on their evaluation, they concluded that our disclosure controls and procedures were effective.

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

ITEM 8B.	OTHER INFORMATION

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Vahan Kololian	53	Chairman of the Board and Chief Executive Officer

Lee W. Chung	41	Chief Financial Officer and Director

Jesse Gill	27	Vice President and Director

Brendan Calder	60	Director

Roman Fedus	59	Director

Randy Benson	47	Director

Vahan Kololian has been our chairman of the board and chief executive officer since our inception. Mr. Kololian has been the chairman of the board, president and chief executive officer of Precinda Corporation, a private industrial holding company based in Toronto, since its formation in March 2000. He has also been a partner of TerraNova Partners L.P., a private investment firm and an affiliate of Precinda Corporation, since September 2004 and president of TerraNova Management Corp., the manager of TerraNova Partners L.P., since September 2004. In January 1991, Mr. Kololian co-founded Polar Capital Corporation, a Toronto and Calgary based merchant banking firm, and served as its president until March 2000. He also served as president of Polar Enterprise Partners Inc., a private fund managed by Polar Capital Corporation, from its inception in June 1997 until March 2000. From September 1988 to March 1990, he was a director and partner of Gordon Capital Corporation, an investment bank. Mr. Kololian commenced his career at Burns Fry Ltd., an investment bank now owned by Nesbitt Burns (which is owned by the Bank of Montreal), where Mr. Kololian served in various professional roles in the investment banking and mergers and acquisitions groups from September 1981 to September 1988. Mr. Kololian is a director of Manicouagan Minerals Inc. and Western Goldfields Inc. Mr. Kololian is a member of The World Presidents’ Organization and a member of The Law Society of Upper Canada. He holds a B.A. from the University of Western Ontario and an LL.B. from the University of Ottawa.

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

Brendan Calder has been a member of our board of directors since our inception. Since January 2001, Mr. Calder has been an adjunct professor of strategic management at the Rotman School of Management of the University of Toronto. From January 1996 until March 2000, Mr. Calder was the chairman of the board, president and chief executive officer of CIBC Mortgages in Toronto Ontario. He was also president and a director of Firstline Trust Company from April 1988 to January 1996. Mr. Calder is a director of FirstService Corporation, Custom Direct Income Fund Inc., and Coventree Capital, Inc. Mr. Calder is a member of The World Presidents’ Organization. Mr. Calder holds a Bachelor of Mathematics degree from the University of Waterloo.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2006, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Ethics

In April 2005, our board of directors adopted a code of ethics that applies to our directors, officers and employees as well as those of our subsidiaries. Copies of our code of ethics may be obtained, free of charge, by sending a request in writing to Terra Nova Acquisition Corporation, 2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada M4W 3E2.

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

The following table sets forth information regarding the beneficial ownership of our common stock as of February 5, 2007 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Vahan Kololian	1,204,000	(2)	17.9%

Fir Tree, Inc.(3)	596,500	(4)	8.9%

Pequot Capital Management, Inc.(5)	350,000		5.2%

Roynat Merchant Capital Inc.(6)	340,000	(7)	5.1%

Brendan Calder	98,500	(8)	1.5%

Randy Benson	90,000		1.3%

Roman Fedus	0	(9)	*

Lee Chung	0	(10)	*

Jesse Gill	0	(10)	*

All directors and executive officers as a group (6 individuals)	2,679,000	(11)	39.9%

*	Less than 1%.
(1)	Unless otherwise noted, the business address of each of the following is 2 Bloor Street West, Suite 3400, Toronto, Ontario, Canada M4W 3E2.
(2)	All except 20,000 of these shares are held by TerraNova Partners L.P. 100% of the limited partnership interest of TerraNova Partners L.P. is beneficially owned by Mr. Kololian. Mr. Kololian also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner. As such, Mr. Kololian exercises voting and dispositive power over these shares. The remaining 20,000 shares are held by The Kololian Foundation. Mr. Kololian is President and a Director of The Kololian Foundation. Does not include 1,500,000 shares of common stock issuable upon exercise of warrants held by TerraNova Partners L.P. and 50,000 shares of common stock issuable only upon the exercise of warrants held by Cartesian Investments Inc., of which Mr. Kololian beneficially owns 50% of the common stock, all of which will become exercisable within the next 60 days.
(3)	The business address of Fir Tree, Inc. is 535 Fifth Avenue, 31st Floor, New York, New York 10017.
(4)	Represents (i) 369,830 shares of common stock held by Sapling, LLC and (ii) 226,670 shares of common stock held by Fir Tree Recovery Master Fund, L.P. Fir Tree, Inc. is the investment manager of both entities. Does not include (i) 739,660 shares of common stock issuable upon exercise of warrants held by Sapling, LLC that will become exercisable within the next 60 days and (ii) 453,340 shares of common stock issuable upon exercise of warrants held by Fir Tree Recovery Master Fund, L.P. that will become exercisable within the next 60 days. The foregoing information was derived from a Schedule 13G filed with the SEC on April 29, 2005. Jeff Tannenbaum is the president of each of Fir Tree, Inc. and Fir Tree Recovery Master Fund, L.P.
(5)	The business address of Pequot Capital Management, Inc. is 500 Nyala Farm Road, Westport, Connecticut 06880. Aryeh Davis is the chief operating officer, general counsel and secretary of Pequot Capital Management. The foregoing information was derived from a Schedule 13G filed with the SEC on February 14, 2006.
(6)	The business address of Roynat Merchant Capital Inc. is c/o Roynat Capital Inc., 40 King Street West, 26th Floor, Toronto, Ontario, Canada M5H 1H1. Roynat Merchant Capital Inc. is owned 100% by The Bank of Nova Scotia. The CEO of Roynat Merchant Capital Inc. is David Swaine and the CEO of The Bank of Nova Scotia is Richard Waugh.
(7)	Represents 340,000 shares of common stock held by Roynat Merchant Capital Inc. Does not include 500,000 shares of common stock issuable upon the exercise of warrants held by Roynat Merchant Capital Inc. that will become exercisable within the next 60 days. The information with respect to the shares held by Roynat Merchant Capital Inc. was derived from a Schedule 13G filed with the SEC on May 4, 2005 and information known to Terra Nova.
(8)	Represents 90,000 shares of common stock held by Mr. Calder and 8,500 shares of common stock held by the Calbren Trust, a trust established for the benefit of Mr. Calder. Does not include 17,000 shares of common stock issuable upon exercise of warrants held by the Calbren Trust that will become exercisable within the next 60 days.

(9)	Does not include the shares of common stock held by Roynat Merchant Capital Inc., of which Mr. Fedus is manager of the merchant banking department of its affiliate, Roynat Capital Inc.
(10)	This person owns a non-voting equity interest in the general partner of TerraNova Partners L.P. The shares owned by TerraNova Partners L.P. are not included in this person’s beneficial ownership because he has no power to vote or direct the disposition of such shares.
(11)	Does not include 1,567,000 shares of common stock issuable upon exercise of warrants that will become exercisable within the next 60 days.

All 1,200,000 shares of our outstanding common stock owned by our stockholders prior to our initial public offering have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, pursuant to an escrow agreement described below.

Vahan Kololian may be deemed to be our “parent” and “promoter,” as these terms are defined under the Federal securities laws.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

We also entered into a registration rights agreement with the Founders pursuant to which the holders of the majority of the Founders Shares will be entitled to make up to two demands that we register these shares pursuant to an agreement to be signed prior to or on the date of this prospectus. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

Each of our Founders also entered into a letter agreement with us and EarlyBirdCapital pursuant to which, among other things:

•	each agreed to vote all Founder Shares owned by him in accordance with the majority of the IPO Shares if we solicit approval of our stockholders for a business combination;

•	if we fail to consummate a business combination by April 22, 2007, each agreed to take all reasonable actions within his power to cause us to liquidate as soon as reasonably practicable;

•	each waived any and all rights he may have to receive any distribution of cash, property or other assets as a result of such liquidation with respect to his Founder Shares;

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

During 2004 and 2005, TerraNova Partners L.P. advanced an aggregate of $90,000 to us to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of November 24, 2005 or the consummation of our initial public offering. These loans were repaid in May 2005. During 2006, TerraNova Partners L.P. advanced an aggregate of $100,000 to us. These loans remain outstanding as at December 31, 2006. Furthermore, TerraNova Partners L.P. advanced to us an additional $50,000 in January 2007. Each loan is in the form of an unsecured, non-interest bearing demand promissory note, which bears a fixed interest rate of 5% per annum after demand.

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

Vahan Kololian may be deemed to be our “promoter” as this term is defined under federal securities law.

Independence of Directors

In anticipation of being listed on the Nasdaq Capital Market, we will adhere to the rules of Nasdaq in determining whether a director is independent. Our board of directors also will consult with our counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards define an “independent director” generally as a person, other than an officer of a company, who does not have a relationship with the company that would interfere with the director’s exercise of independent judgment. Nasdaq requires that a majority of the board of directors of a company be independent. Consistent with these considerations, our board of directors has affirmatively determined that Brendan Calder, Roman Fedus and Randy Benson are independent directors.

ITEM 13.	EXHIBITS

(a) The following Exhibits are filed as part of this report.

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation. (1)

3.2	By-laws. (1)

4.1	Specimen Unit Certificate. (1)

4.2	Specimen Common Stock Certificate. (1)

4.3	Specimen Warrant Certificate. (1)

4.4	Form of Unit Purchase Option to be granted to Representative. (1)

4.5	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

4.6	Warrant Clarification Agreement, dated September 6, 2006, between the Registrant Registrant and Continental Stock Transfer & Trust Company. (2)

4.7	Amendment to Unit Purchase Options, dated September 7, 2006, between the Registrant and the holders of Unit Purchase Options. (2)

10.1	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Vahan Kololian. (1)

10.2	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Roman Fedus. (1)

10.3	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Randy Benson. (1)

10.4	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Brendan Calder. (1)

10.5	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Randall Oliphant. (1)

10.6	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Tim Creasy. (1)

10.7	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and George Koulakian. (1)

10.8	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and TerraNova Partners, L.P. (1)

10.9	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Lee W. Chung. (1)

10.10	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Jesse Gill. (1)

10.11	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and Roynat Capital Inc. (1)

10.12	Letter Agreement among the Registrant, EarlyBirdCapital, Inc. and James Meekison. (1)

10.13	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Registrant. (1)

10.14	Form of Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders. (1)

10.15	Form of Letter Agreement between TerraNova Management Corp. and Registrant regarding administrative support. (1)

10.16	Form of Promissory Note issued to TerraNova Partners, L.P. (1)

10.17	Form of Registration Rights Agreement among the Registrant and the Initial Stockholders. (1)

10.18	Form of Warrant Purchase Agreements among Vahan Kololian and EarlyBirdCapital, Inc. (1)

10.19	Amendment to Investment Management Trust Agreement, dated May 22, 2006, between the Registrant and Continental Stock Transfer & Trust Company. (3)

10.20	Merger Agreement dated August 9, 2006 among the Registrant, CPBI Acquisition, Inc., ClearPoint Business Resources, Inc. and the Stockholders of ClearPoint Business Resources, Inc. (4)

10.21	Form of Voting Agreement among the Registrant, certain stockholders of ClearPoint Business Resources, Inc. and certain security holders of the Registrant. (4)

10.22	Form of Lock-Up Agreement to be executed by certain Stockholders of ClearPoint Business Resources, Inc. (4)

10.23	Form of Escrow Agreement among the Registrant, Michael D. Traina or, in his absence, Christopher Ferguson, as the Stockholders’ Representative, and Continental Stock Transfer & Trust Company, as Escrow Agent. (4)

10.24	Form of Employment Agreement between the Registrant and Michael Traina. (4)

10.25	Form of Employment Agreement between the Registrant and Christopher Ferguson. (4)

10.26	Form of Advisory Services Agreement between TerraNova Management Corp. and ClearPoint Business Resources, Inc. (4)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Registration Statement on Form S-1 (SEC File No. 333-122439)
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated September 6, 2006 and filed with the SEC on September 12, 2006.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated May 22, 2006 and filed with the SEC on May 23, 2006.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K dated August 9, 2006 and filed with the SEC on August 15, 2006.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The firm of BDO Seidman, LLP is our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

Audit Fees

During the fiscal year ended December 31, 2006, the fees from our principal accountant totaled $30,869 for the services they performed in connection with the Form 10-KSB for December 31, 2006 and the review of our three 2006 Quarterly Reports on Form 10-QSB.

During the fiscal year ended December 31, 2005, the fees from our principal accountant totaled $51,685 for the services they performed in connection with our initial public offering, including the financial statements in Form S-1 (and amendments), the Current Report on Form 8-K/A filed with the Securities and Exchange Commission on April 22, 2005, Form 10-KSB for December 31, 2005 and the review of our three 2005 Quarterly Reports on Form 10-QSB.

Audit-Related Fees

During 2006, our principal accountant billed us $42,021 in respect of agreed upon procedures related to our proposed merger with ClearPoint.

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

Tax Fees

During 2006 and 2005, our principal accountant did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees

During 2006 and 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

Audit Committee Approval

We currently do not have an audit committee. However, our board of directors has approved the services described above.

Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors,

Terra Nova Acquisition Corporation

We have audited the accompanying balance sheets of Terra Nova Acquisition Corporation (a corporation in the development stage) as of December 31, 2006 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005 and the period from July 21, 2004 (inception) to December 31, 2006, respectively. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company, in the event that the Company does not consummate a business combination within 24 months from the date of the consummation of its initial public offering (“Offering”) (such date is April 22, 2007).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Terra Nova Acquisition Corporation as of December 31, 2006 and 2005, and the related statements of operations and cash flows for the years ended December 31, 2006 and 2005 and the period from July 21, 2004 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is required to consummate a business combination by April 22, 2007. The possibility of such business combination not being consummated raises substantial doubt about its ability to continue as a going concern, and the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BDO Seidman, LLP

BDO Seidman, LLP

New York, NY

February 5, 2007

Terra Nova Acquisition Corporation

(A corporation in the development stage)

Balance Sheets

	December 31, 2006	December 31, 2005

Assets
Current Assets:
Cash and cash equivalents	$41,732	$609,769
Securities held in Trust Fund (Note 1)	30,481,202	29,084,736
Accrued interest receivable, Trust Fund (Note 1)	—	220,969
Prepaid expenses	26,017	35,616

Total current assets	30,548,951	29,951,090

Total assets	$30,548,951	$29,951,090

Liabilities and Stockholders’ Equity
Current liabilities
Accrued expenses	$337,502	$67,805
Note payable, stockholder (Note 4)	100,000	—
Income taxes payable	50,400	57,788

Total current liabilities	487,902	125,593

Common stock, subject to possible conversion, 1,103,448 shares at conversion value (Note 1)	6,093,192	5,858,210

Commitment (Note 5)

Stockholders’ equity (Notes 1, 2, 6 and 7)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued
Common stock, $.0001 par value, Authorized 30,000,000 shares
Issued and outstanding 6,720,000 shares (which includes 1,103,448 subject to possible conversion)	672	672
Additional paid-in capital	23,487,636	23,722,618
Retained earnings accumulated during development stage	479,549	243,997

Total stockholders’ equity	23,967,857	23,967,287

Total liabilities and stockholders’ equity	$30,548,951	$29,951,090

See summary of significant accounting policies and accompanying notes to financial statements.

Terra Nova Acquisition Corporation

(A corporation in the development stage)

Statements of Operations

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from July 21, 2004 (inception) to December 31, 2006
Expenses:
General and administrative expenses (Note 5)	$(815,083)	$(263,877)	$(1,080,565)

Operating Loss	(815,083)	(263,877)	(1,080,565)

Interest income	1,180,354	668,164	1,848,518

Net income before provision for income taxes	365,271	404,287	767,953

Provision for income taxes (Note 8)	129,719	158,685	288,404

Net income	235,552	245,602	479,549

Adjustments:
Accretion of Trust Fund relating to common stock subject to possible conversion	(234,982)	(131,315)	(366,297)

Net income attributable to common stockholders	570	114,287	113,252

Weighted average common shares outstanding subject to possible conversion	1,103,448	766,302

Basic and diluted net income per share subject to possible conversion	$0.21	$0.17

Weighted average common shares outstanding not subject to possible conversion	5,616,552	4,267,123

Basic and diluted net income per share not subject to possible conversion	$0.00	$0.03

See summary of significant accounting policies and accompanying notes to financial statements.

Terra Nova Acquisition Corporation

(A corporation in the development stage)

Statements of Stockholders’ Equity

	Common Stock		Additional Paid-In Capital	Retained Earnings (Deficit) accumulated during the development stage	Total
	Shares	Amount

Balance, July 21, 2004 (inception)	—	$—	$—	$—	$—

Issuance of stock to initial stockholders	1,200,000	$120	$24,880	$—	$25,000

Net loss for the period		—	—	(1,605)	(1,605)

Balance, December 31, 2004	1,200,000	$120	$24,880	$(1,605)	$23,395

Sale of 5,520,000 units and underwriter’s options, net of underwriters’ discount and offering expenses (includes 1,103,448 shares subject to possible conversion)	5,520,000	552	29,555,948	—	29,556,500

Proceeds in Trust Fund subject to possible conversion of 1,103,448 shares		—	(5,726,895)	—	(5,726,895)

Accretion of Trust Fund relating to common stock subject to possible conversion		—	(131,315)	—	(131,315)

Net income for the year		—	—	245,602	245,602

Balance, December 31, 2005	6,720,000	$672	$23,722,618	$243,997	$23,967,287
Accretion of Trust Fund relating to common stock subject to possible conversion		—	(234,982)	—	(234,982)

Net income for the year		—	—	235,552	235,552

Balance, December 31, 2006	6,720,000	$672	$23,487,636	$479,549	$23,967,857

See summary of significant accounting policies and accompanying notes to financial statements.

Terra Nova Acquisition Corporation

(A corporation in the development stage)

Statements of Cash Flows

	Year Ended December 31, 2006	Year Ended December 31, 2005	Period from July 21, 2004 (inception) to December 31, 2006
Cash Flows from Operating Activities
Net income	$235,552	$245,602	$479,549
Adjustments to reconcile net income to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in interest earned on investments held in trust	(1,175,497)	(656,905)	(1,832,402)
Increase (decrease) in prepaid expenses	9,599	(35,616)	(26,017)
Increase in accrued expenses	269,697	67,805	337,502
Increase (decrease) in income taxes payable	(7,388)	57,788	50,400

Net cash used in operating activities	(668,037)	(321,326)	(990,968)

Cash Flows from Investing Activities
Purchases of Securities held in Trust Fund	(89,049,000)	(57,732,800)	(146,781,800)
Maturities of Securities held in Trust Fund	89,049,000	29,084,000	118,133,000

Net cash used in investing activities	—	(28,648,800)	(28,648,800)

Cash Flows from Financing Activities
Proceeds from public offering of 5,520,000 units, net	—	29,556,400	29,556,400
Proceeds from sale of shares of common stock to initial stockholders	—	—	25,000
Proceeds from underwriter’s option	—	100	100
Proceeds from note payable, stockholder	100,000	20,000	190,000
Repayment of note payable, stockholder	—	(90,000)	(90,000)
Deferred registration costs	—	23,500	—

Net cash provided by financing activities	100,000	29,510,000	29,681,500

Net increase (decrease) in cash	(568,037)	539,874	41,732
Cash and cash equivalents at beginning of the period	609,769	69,895	—

Cash and cash equivalents at end of the period	$41,732	$609,769	$41,732

Supplemental disclosure from cash flow information:
Cash paid during the period for income taxes	$142,263	$100,897	$243,160

Supplemental disclosure of non-cash activities:
Accretion of Trust Fund relating to common stock subject to possible conversion	$234,982	$131,315	$366,297

See summary of significant accounting policies and accompanying notes to financial statements

Terra Nova Acquisition Corporation

(a corporation in the development stage)

Summary of Significant Accounting Policies

Cash and Cash Equivalents	The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Securities Held in Trust Fund	The Company carries its investment in securities at cost, which approximates fair value.

Income taxes

The Company follows Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes” which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns.

There were no deferred taxes as at December 31, 2006 or December 31, 2005.

Net Income per share	Basic net income per share is calculated by dividing net income attributable to (1) common stockholders subject to possible conversion and (2) common stockholders not subject to possible conversion by their weighted average number of common shares outstanding during the period. No effect has been given to potential issuances of common stock from warrants or the underwriter option in the diluted computation, as the effect would not be dilutive.

Use of estimates	The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

New Accounting Pronouncements	The Company does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Terra Nova Acquisition Corporation

(A corporation in the development stage)

Notes to Financial Statements

1. Organization and Business Operations

Terra Nova Acquisition Corporation (the “Company”) was incorporated in Delaware on July 21, 2004 as a blank check company whose objective is to acquire an operating business. The Company’s initial stockholders purchased 1,200,000 shares of common stock, $.0001 par value, for $25,000 on July 21, 2004.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective April 18, 2005. The Company consummated the offering on April 22, 2005 and received net proceeds of approximately $25,594,000. Such amount was net of registration costs incurred through that date (including $23,500 that had been incurred as at December 31, 2004). On April 26, 2005 the underwriters exercised their over-allotment option and the Company received net proceeds of approximately $3,962,400. The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with an operating business (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. As at December 31, 2006 an amount of $30,481,202 (December 31, 2005; $29,305,705 including accrued interest) is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less, or in money market funds meeting certain conditions under rule 2a-7 promulgated under the Investment Company Act of 1940. The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for a Business Combination (Note 3) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their conversion rights described below, the Business Combination will not be consummated.

All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 1,200,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

Terra Nova Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account, calculated as of two business days prior to the consummation of the proposed Business Combination, divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. In this respect $6,093,192 (which includes accretion of Trust Fund aggregating $366,297) has been classified as common stock subject to possible conversion at December 31, 2006.

The Company’s Amended and Restated Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (such date was October 22, 2006), or 24 months from the consummation of the Offering if certain extension criteria have been satisfied (such date is April 22, 2007). The Company has satisfied the extension criteria (see Note 3). In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering (assuming no value is attributed to the Warrants contained in the Units sold in the Offering (See Note 2)).

Terra Nova Acquisition Corporation

(A corporation in the development stage)

Notes to Financial Statements

2. Offering	The Company sold 5,520,000 units (“Units”) in the Offering, which includes the 720,000 Units subject to the underwriters’ over-allotment. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination or one year from the effective date of the Offering and expiring four years from the effective date of the Offering. The Warrants will be redeemable, upon prior written consent of EarlyBirdCapital, Inc., at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with this Offering, the Company issued an option, for $100, to the representative of the underwriters to purchase 240,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

3. Proposed Merger	On August 9, 2006, the Company entered into an Agreement and Plan of Merger (“Merger Agreement”) with ClearPoint Business Resources, Inc. (“ClearPoint”) and all of its stockholders (“Stockholders”). The Company formed a wholly owned subsidiary on July 19, 2006 to effectuate the transactions contemplated by the Merger Agreement with ClearPoint (“Merger”). ClearPoint will be the surviving corporation in the Merger, becoming the Company’s wholly-owned subsidiary. ClearPoint, based in Chalfont, Pennsylvania, is a privately owned workforce management solutions provider that was founded in 2001. ClearPoint focuses on human resource/staffing outsourcing, vendor management services, customized managed service programs, and workforce optimization. It also provides business services including business process outsourcing, support services for the transportation, logistics and staffing industries and benefits solutions and administration. ClearPoint is also known for its project-based staff augmentation service which includes full service project solutions, executive search and permanent placement, contract recruiting services and short and long term hourly based assignments.

Pursuant to the Merger Agreement, the Stockholders, in exchange for all of the securities of ClearPoint outstanding immediately prior to the Merger, will receive from the Company 5,997,727 shares of its common stock, subject to certain closing adjustments based on levels of funded debt, minimum levels of defined working capital and adjusted earnings before interest, taxes, depreciation and amortization. The number of shares of common stock issued by the Company will be increased if

Terra Nova Acquisition Corporation

(a corporation in the development stage)

Notes to Financial Statements

certain holders of warrants to purchase common stock of ClearPoint exercise their warrants and become holders of ClearPoint common stock prior to closing. In addition, the Stockholders are entitled to receive additional performance payments based on the share price of the Company’s common stock after closing. 10% of the common stock being issued at the time of the Merger will be placed into escrow to secure the Company’s indemnity rights under the Merger Agreement and will be governed by the terms of an Escrow Agreement. A further 10% of the shares being issued at the time of the Merger will be escrowed to effectuate the closing adjustments.

For a more complete discussion of the proposed business combination, see the Company’s Current Report on Form 8-K dated August 9, 2006 and filed with the SEC on August 15, 2006, as amended, and the Company’s Definitive Proxy Statement filed with the SEC on January 22, 2007.

The financial statements have been prepared assuming the Company will continue as a going concern. In the event the Merger Agreement is not consummated before April 22, 2007, the Company will be forced to liquidate. Under such circumstances, an agreement with the Company’s Chairman and Chief Executive Officer would be implemented, whereby, he would become personally liable for settlement of accrued expenses and acquisition costs incurred to the extent such items are in excess of the net proceeds of the Offering not held in the Trust Fund. In 2006, costs related to the merger were expensed.

4. Note Payable, Stockholder	As at December 31, 2006, the Company had notes payable to an Initial Stockholder of $100,000 in aggregate. In January 2007, the Company borrowed an additional $50,000 from an Initial Stockholder. The loans are unsecured, non-interest bearing and will be repaid on the earlier of the consummation by the Company of a business combination or upon demand by the Initial Stockholder; provided however that if a business combination in not consummated, the Company will be required to repay the loans only to the extent it has sufficient funds available to it outside of the trust account.

5. Commitment	The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on April 18, 2005, the effective date of the Offering. Amounts of $90,000 for the year ended December 31, 2006, $63,750 for the year ended December 31, 2005 and $153,750 for the period from July 21, 2004 (inception) to December 31, 2006 are included in general and administrative for such services.

Terra Nova Acquisition Corporation

(A corporation in the development stage)

Notes to Financial Statements

6. Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

7. Common Stock	On March 3, 2005, the Company’s Board of Directors authorized a stock dividend of 0.6 shares of common stock for each outstanding share of common stock. In addition, on March 3, 2005 the Company’s Board of Directors approved an amendment to the Company’s Amended and Restated Certificate of Incorporation to increase the number of authorized shares of common stock to 30,000,000. All references in the accompanying financial statements to the number of shares of common stock have been retroactively restated to reflect these transactions. At December 31, 2006, 11,760,000 shares of common stock were reserved for issuance upon exercise of redeemable warrants and underwriters’ unit purchase option.

8. Provision for Income Taxes	Provision for current income taxes consists of:

	Federal	State	Total Current
Year ended December 31, 2006	$60,313	$69,406	$129,719

Year ended December 31, 2005	$128,129	$30,556	$158,685

Period from July 21, 2004 (inception) to December 31, 2006	$188,442	$99,962	$288,404

SIGNATURES

Pursuant to the requirements of the Section 13 or 15 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 9th day of February, 2007.

TERRA NOVA ACQUISITION CORPORATION

By:	/s/ Vahan Kololian
Vahan Kololian
Chairman and Chief Executive Officer

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Vahan Kololian Vahan Kololian	Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 9, 2007

/s/ Lee W. Chung Lee W. Chung	Chief Financial Officer and Director (Principal Accounting and Financial Officer)	February 9, 2007

/s/ Jesse Gill Jesse Gill	Vice President and Director	February 9, 2007

/s/ Brendan Calder Brendan Calder	Director	February 9, 2007

/s/ Roman Fedus Roman Fedus	Director	February 9, 2007

/s/ Randy Benson Randy Benson	Director	February 9, 2007