Form 10-Q
period 2007-03-31
Clearpoint Business Resources, Inc
filed 2007-05-21
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number: 000-52100

ClearPoint Business Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0434371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

            1600 Manor Drive, Suite 110, Chalfont, PA 18914

(Address of principal executive offices) (Zip Code)

            (215) 997-7710

(Registrant’s telephone number, including area code)

                    N/A

(Former name, former address and former fiscal year, if

changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐                     Accelerated filer ☐                     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐                     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 8, 2007
Common Stock	13,208,916

CLEARPOINT BUSINESS RESOURCES, INC.

TABLE OF CON TENTS

PART I—FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$156,847	$499,654
Accounts receivable, net of allowance for doubtful accounts of $453,000 and $405,000 at March 31, 2007 and December 31, 2006, respectively	20,866,315	11,198,359
Unbilled revenue	2,071,405	2,055,511
Prepaid expenses and other current assets	4,492,177	1,584,670
Deferred income taxes	523,940	157,950

TOTAL CURRENT ASSETS	28,110,684	15,496,144
EQUIPMENT, FURNITURE AND FIXTURES, net	1,392,011	650,568
INTANGIBLE ASSETS, net	8,986,549	2,455,452
GOODWILL	16,821,586	255,586
DEFERRED INCOME TAXES, net of current portion	751,066	570,795
DEFERRED FINANCING COSTS, net	141,505	399,463
OTHER ASSETS	2,573,775	2,424,950

TOTAL ASSETS	$58,777,176	$22,252,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	March 31, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$2,265,637	$1,719,696
Accrued expenses and other current liabilities	5,165,881	2,064,379
Accrued payroll and related taxes	3,723,818	2,124,008
Retirement benefit payable	77,257	68,065
Current portion of notes payable	2,041,736	450,000
Current portion of long-term debt	600,000	—

TOTAL CURRENT LIABILITIES	13,874,329	6,426,148
REVOLVING CREDIT FACILITY	15,143,310	—
LONG-TERM DEBT, net of current	3,690,000	13,755,255
NOTES PAYABLE, net of current	908,264	—
NOTES PAYABLE-STOCKHOLDERS	1,210,000	1,210,000
LIABILITY FOR WARRANTS ISSUED	—	3,291,775
RETIREMENT BENEFIT PAYABLE, net of current	274,719	283,911

TOTAL LIABILITIES	35,100,622	24,967,089

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (March 31, 2007: 60,000,000 shares authorized, 13,208,916 shares issued and outstanding. December 31, 2006: 30,000,000 shares authorized, 6,051,549 shares issued and outstanding)	1,321	605
Paid-in capital	31,235,943	599,461
Accumulated deficit	(7,560,710)	(3,314,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	23,676,554	(2,714,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$58,777,176	$22,252,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended March 31,
	2007	2006
REVENUES	$32,849,134	$23,759,087
COST OF SERVICES	26,942,234	19,289,909

GROSS PROFIT	5,906,900	4,469,178

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	7,104,777	3,434,652
DEPRECIATION AND AMORTIZATION EXPENSE	1,138,735	776,219

INCOME (LOSS) FROM OPERATIONS	(2,336,612)	258,307

OTHER INCOME (EXPENSE)
Other income	126,653	6,582
Interest expense	(561,242)	(821,749)
Interest expense on warrant liability	—	(114,724)
Prepayment penalty on early retirement of debt	(1,949,928)	—

TOTAL OTHER INCOME (EXPENSE)	(2,384,517)	(929,891)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(4,721,129)	(671,584)
INCOME TAX EXPENSE (BENEFIT)	(474,616)	(229,801)

NET LOSS	$(4,246,513)	$(441,783)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.43)	$(0.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	9,815,444	6,051,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as at December 31, 2006	6,051,549	$605	$599,461	$(3,314,197)	$(2,714,131)
Issuance of common stock in connection with reverse acquisition of Terra Nova Acquisition Corp, net of acquisition costs	6,720,000	672	27,256,857	—	27,257,529
Shares converted on vote against merger	(2,000)	—	(11,076)	—	(11,076)
Issuance of common stock in connection with the acquisition of certain assets and liabilities of ALS, LLC.	439,367	44	2,499,956	—	2,500,000
Issuance of stock options	—	—	890,745	—	890,745
Net loss	—	—	—	(4,246,513)	(4,246,513)

Balance as at March 31, 2007	13,208,916	$1,321	$31,235,943	$(7,560,710)	$23,676,554

The accompanying notes are an integral part of these condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the three months ended March 31,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,246,513)	$(441,783)
Adjustments to reconcile net loss to net cash (used in) operating activities:
Deferred income tax expense (benefit)	(546,261)	(278,501)
Depreciation and amortization	1,138,735	776,219
Provision for (reduction in) allowance for doubtful accounts	47,691	(20,000)
Stock based compensation	890,745	—
Interest on warrant liability	—	114,724
Amortization of discount on note payable	—	35,631
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,715,647)	595,969
(Increase) in unbilled revenue	(15,894)	(233,114)
(Increase) in prepaid expenses and other current assets	(2,612,708)	(4,100,831)
(Increase) in other assets	(443,623)	(1,218,462)
Increase in accounts payable	159,941	52,827
Increase in accrued expense and other accrued liabilities	3,101,502	3,805,984
Increase in accrued payroll and related taxes	1,599,810	403,157

Total adjustments to net loss	(6,395,709)	(66,397)

Net cash provided by (used in) operating activities	(10,642,222)	(508,180)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(191,813)	(4,204)
Acquisition of business	(19,000,000)	—

Net cash (used in) investing activities	(19,191,813)	(4,204)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	27,257,529	—
Borrowing on long-term debt	3,000,000	296,568
Net borrowings on revolving credit facility	15,143,310	—
Principal payments on long-term debt	(12,465,255)	—
Retirement of warranty liability	(3,291,775)	—
Shares converted on vote against merger	(11,076)	—
Fees incurred in refinancing	(141,505)	(140,000)
Contributions of capital by principal stockholders	—	593,900

Net cash provided by financing activities	29,491,228	750,468

Net increase (decrease) in cash and cash equivalents	(342,807)	238,084
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	499,654	58,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$156,847	$296,975

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION

	For the three months ended March 31,
	2007	2006
Cash paid during the year for:
Interest	$557,311	$754,851

Income taxes	$1,431,754	$16,296

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC for $19,000,000 in cash, a note payable of $2,500,000, shares of common stock with a value of $2,500,000 and the assumption of $0.4 million of current liabilities.

On August 14, 2006, the Company acquired 100% of the common stock of StaffBridge, Inc. for $233,000 in cash and a note payable of $450,000.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements of Clearpoint Business Resources, Inc. (“ClearPoint”) and its wholly owned subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The condensed consolidated financial statements included in this Report on Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations (“MD&A”) included elsewhere in this Report on Form 10-Q and the Company’s annual audited consolidated financial statements and notes thereto and the MD&A for the Company’s fiscal year 2006 audited financial statements included in the Form 8-K filed April 5, 2007 with the SEC.

ClearPoint provides comprehensive workforce management solutions throughout the United States, including outsourcing placement and recruiting services, vendor management and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. The Company derives its revenues from fees for professional services. Strategically, all core operations including recruiting, credentialing, compliance, payroll, benefits administration and risk management, are centralized at its offices in Chalfont, Pennsylvania and Orlando, Florida.

Terra Nova Acquisition Corporation (“Terra Nova”) Merger and accounting treatment:

Terra Nova Acquisition Corporation (“Terra Nova”), incorporated in Delaware, was a blank check company formed on July 21, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On April 22, 2005, Terra Nova consummated an Initial Public Offering (“Offering”) of 4,800,000 units (“Units”) with each Unit consisting of one share of Terra Nova’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”) as described in Note 13. On April 26, 2005, Terra Nova consummated the closing of an additional 720,000 Units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per Unit, generating total gross proceeds of $33,120,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Terra Nova from the offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund (“Trust Fund”).

On February 12, 2007, ClearPoint consummated a merger (the “Merger”) with Terra Nova. As a result, CPBR Acquisition, Inc., (“CPBR”) a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. The parties to the Merger included Terra Nova, ClearPoint, CPBR and all of ClearPoint’s stockholders. At the closing of the Merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to secure the indemnity rights of Terra Nova under the merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to be released upon finalization of certain closing conditions pursuant to the Merger agreement.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (CONTINUED):

The Merger agreement also provides for ClearPoint’s original stockholders to receive additional performance payments, in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. Upon the Closing, Terra Nova changed its name to ClearPoint Business Resources, Inc. and is hereinafter referred to as the “Company”.

Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of ClearPoint issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of ClearPoint and related recapitalization.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. The accounting policies followed by the Company are set forth in Note 2 to the Company’s condensed consolidated financial statements included in the Company’s fiscal year 2006 audited financial statements included in the Form 8-K filed April 5, 2007 with the SEC.

Earnings Per Share:

Basic earnings per share is calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, stock options and warrants outstanding at March 31, 2007 to purchase 11,685,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive. The stock options and warrants did not exist as at March 31, 2006.

Recent Accounting Pronouncements:

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the adoption of FIN 48 will have on its consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008. The Company is currently evaluating the impact, if any, adoption of SFAS No. 157 will have on its consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS:

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million, shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ASG’s stockholders may also receive up to two additional $1 million payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated below. As at March 31, 2007, the Company determined that an impairment did not exist for the goodwill that resulted below.

Equipment, furniture and fixtures	$630,000
Contract rights	7,190,000
Goodwill	16,566,000

24,386,000
Liabilities assumed	(386,000)

Net assets acquired	$24,000,000

On August 14, 2006, the Company acquired 100% of the common stock of StaffBridge, Inc. for $233,000 in cash and a note payable of $450,000. The acquisition provides the Company the ability to further develop its VMS service line due to the acquisition of the underlying software that the Company was already utilizing to service its clients. The results of operations have been included in the condensed consolidated statement of operations beginning from August 14, 2006, the date of acquisition. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated below. As at March 31, 2007, the Company determined that an impairment did not exist for the goodwill that resulted below.

Cash	$64
Equipment, furniture and fixtures	77,350
Computer software	100,000
Goodwill	255,586
Covenant not to compete	250,000

$683,000

The following unaudited pro forma information presents a summary of condensed consolidated financial results of the operations of the Company and ASG as if the acquisition had occurred on January 1, 2007 and 2006, the beginning of the earliest period presented. StaffBridge has not been included in the pro forma financial information for periods prior to its acquisition due to its immaterial impact on revenue and net income (loss). The unaudited pro forma amounts below reflect interest on the debt incurred as a result of the acquisition of ASG, with interest calculated at the Company’s borrowing rate under its credit facilities. The unaudited pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

	For the Three months ended March 31,
	2007	2006
	(unaudited)	(unaudited)
Revenue	$45,305,586	$50,937,311

Net loss	$(4,493,106)	$(618,131)

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Prepaid insurance	$4,345,280	$1,063,280
Other current assets	146,897	521,390

	$4,492,177	$1,584,670

NOTE 5 – EQUIPMENT, FURNITURE AND FIXTURES:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Furniture and fixtures	$874,280	$730,656
Computer software and equipment	934,947	272,188
Leasehold improvements	33,432	18,002

	1,842,659	1,020,846
Less, accumulated depreciation	(450,648)	(370,278)

Equipment, furniture and fixtures, net	$1,392,011	$650,568

Depreciation expense for the three months ended March 31, 2007 and 2006 was $80,370, and $71,801 respectively.

NOTE 6 – INTANGIBLE ASSETS:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Contract rights	$13,869,726	$6,679,726
Covenant not to compete	250,000	250,000

	14,119,726	6,929,726
Less accumulated amortization	(5,133,177)	(4,474,274)

	$8,986,549	$2,455,452

All contract rights are amortized over their estimated asset lives of two (2) to three (3) years. The covenant not to compete is amortized over its five (5) year life. Amortization expense of intangible assets for the three months ended March 31, 2007, and 2006 was $658,903, and $620,734, respectively. Amortization expense expected to be incurred for the remainder of fiscal year ended 2007 is $3,774,197. Amortization expense for the fiscal years ended 2008, 2009, 2010 and 2011 is $4,480,220, $648,800, $50,000 and $33,332, respectively.

NOTE 7 – OTHER ASSETS:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Refundable insurance premium	$1,682,019	$1,620,557
Security deposits and other assets	891,756	804,393

	$2,573,775	$2,424,950

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
Accrued expenses	$413,604	$540,948
Insurance premiums payable	4,253,364	185,990
Customer deposits	308,061	304,575
Income taxes payable	10,181	1,032,866
Other current liabilities	180,671	—

	$5,165,881	$2,064,379

NOTE 9 – REVOLVING CREDIT FACILITY

Effective February 23, 2007, the Company entered into a $20 million revolving credit facility (the “Revolver”) with Manufacturers and Traders Trust Company (“M&T”) that matures on February 23, 2010. The Company may borrow up to the sum of 85% of eligible accounts receivable as defined in the Agreement and 65% of unbilled revenue. Interest is payable monthly at variable rates for each drawdown based on either LIBOR + 1.5% or at the lender’s Prime rate. As of March 31, 2007, the balance on the Revolver was $15,143,310. As of March 31, 2007, the weighted average interest rate for amounts drawn on the Revolver was 7.39%. The Company paid closing fees of $141,505 related to the M&T Revolver and Term Loan, which are included in deferred financing costs. The M&T Revolver is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Term Loan (see Note 11).

NOTE 10 – NOTES PAYABLE:

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
NOTES PAYABLE STOCKHOLDERS
Subordinated note payable to Optos Capital, LLC, a stockholder with interest payable at 9% and was due July 1, 2005. The note payable is subordinated to the M&T Revolver and Term Loan, and is due February 28, 2008.	$250,000	$250,000

Subordinated note payable to Optos Capital, LLC, a stockholder with interest payable at 12%. The note payable is subordinated to the M&T Revolver and Term Loan, and is due March 1, 2008.	300,000	300,000

Subordinated notes payable to various stockholders due March, 2008. The notes have an interest rate of 12% and are subordinated to the M&T Revolver and Term Loan.	660,000	660,000

Total notes payable-stockholders	$1,210,000	$1,210,000

The above notes payable are classified as long-term based on their subordination to the M&T Revolver and Term Loan.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – NOTES PAYABLE (CONTINUED):

	March 31, 2007	December 31, 2006
	(unaudited)	(audited)
NOTES PAYABLE
Notes payable to former owners of ASG dated February 23, 2007, matures on October 23, 2008. Principal and interest is payable on a quarterly basis at an interest rate of 7%.	$2,500,000	$—

Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 and is due December 31, 2007. Interest is calculated at 6% per annum and is payable quarterly.	450,000	450,000

	2,950,000	450,000
Less: current portion	2,041,736	450,000

Total notes payable – long-term	$908,264	$—

NOTE 11 – LONG-TERM DEBT:

	March 31, 2007	December 31, 2006
DEBT
M&T Term Loan—$3,000,000 with a maturity date of February 23, 2012. Principal and interest on the term loan is payable quarterly at LIBOR + 1.5% (7.25% at March 31, 2007). The M&T Term Loan is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Revolver.	$3,000,000	$—

Subordinated note payable to Blue Lake Rancheria due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by one of the principal stockholders of the Company and is classified as long term based on its subordination to the M&T Revolver and Term Loan.	1,290,000	1,290,000

Bridge Healthcare Finance (“Bridge”) – Under a revolving loan, the Company could borrow up to 90% of eligible accounts, as defined in the Agreement, up to $12,500,000. Any amounts borrowed are due on February 28, 2008. Interest is payable monthly at prime plus 4.5% (12.75% at December 31, 2006, but cannot be less than 9.50%). The Company paid a $200,000 closing fee, which was included in deferred financing costs, and paid a monthly mandatory fee of $30,000 and a fee of 3% on the unused revolving loan. The loan was collateralized by all of the assets of the Company and was guaranteed by the principal stockholders of the Company.

	—	7,575,488

Note payable to Bridge – Term loan with borrowings up to $10,000,000 due on February 28, 2008. Interest is payable monthly at a fixed rate of 16% on an annual basis. The loan was collateralized by all of the assets of the Company and was guaranteed by the principal stockholders of the Company. The amount as at December 31, 2006 is shown net of unamortized discount of $132,057 relating to the issuance of detachable warrants described below.	—	4,889,767

Total long-term debt	4,290,000	13,755,255
Less: current portion	600,000	—

Total long-term debt	$3,690,000	$13,755,255

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 11 – DEBT (CONTINUED):

The revolving loan and term loan to Bridge were completely paid off on February 12, 2007 from the proceeds received as a result of the Merger. This resulted in a pre-payment penalty of $1,949,928 which was expensed for the three months ended March 31, 2007. In addition, the unamortized deferred finance costs related to the Bridge debt amounted to $370,712 at the time of pre-payment. This amount was expensed as part of the amortization of deferred financing costs for the three months ended March 31, 2007.

Amortization of deferred financing costs for the three months ended March 31, 2007 and 2006 was $399,463 and $77,709 respectively.

Maturities of long-term debt are as follows based upon subordination to the M&T Revolver and Term Loan:

Amount
Remainder of fiscal 2007	$450,000
Fiscal 2008	600,000
Fiscal 2009	600,000
Fiscal 2010	600,000
Fiscal 2011	600,000
Fiscal 2012	1,440,000

Total	$4,290,000

The M&T Revolver (see note 9) and Term Loan contain certain financial covenants including a leverage ratios and a fixed charge coverage ratio. The Company was in compliance with the covenants at March 31, 2007.

Warrants – Bridge

In connection with the Bridge $10,000,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396,000 by an independent valuation company. This initial value had been recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $132,057 and $35,631 has been recorded by the Company as interest expense for the three months ended March 31, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,291,775. The warrant holders were paid $3,291,775 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 12 – STOCK BASED COMPENSATION:

Effective March 2007, the Company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”) and the guidance provided by the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which established the accounting for share-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. SFAS 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Black-Scholes valuation model.

For the three months ended March 31, 2007, the fair value of stock options granted was $890,745, and was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

Three months ended March 31, 2007
Volatility	23.8%
Expected term in years	3 years
Risk-free interest rate	4.7%
Expected dividend yield	0

Stock options granted under the Company’s 2006 Long-Term Incentive Plan may expire up to ten years after the date of grant or earlier at the determination of the Board of Directors. The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of the grant. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant.

The following information relates to the stock option activity for the three months ended March 31, 2007:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2007	—	—
Granted	645,000	$6.10	$0

Outstanding at March 31, 2007	645,000	$6.10	$0

Exercisable at March 31, 2007	645,000	$6.10	$0

The weighted average remaining contractual life for the options above was 36 months.

The aggregate intrinsic value in the table above was zero as at March 31, 2007 based on the closing common share price of $6.10 as at March 31, 2007. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the fair market value of the Company’s common stock.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

NOTE 13 – WARRANTS:

As at March 31, 2007, there were 11,040,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the Merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with its Offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

NOTE 14 – COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases offices and equipment under operating leases that expire over the next one to five years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of March 31, 2007 are as follows:

Amount
Remainder of fiscal 2007	$1,218,014
Fiscal 2008	1,119,497
Fiscal 2009	781,823
Fiscal 2010	412,427

Total	$3,531,761

NOTE 15 – LITIGATION:

In February of 2007, the Company entered into a three party settlement agreement between the Company, Westaff, Inc ("Westaff") and 26 employees hired by the Company who formerly worked for Westaff. The settlement arose out of lawsuits filed by Weststaff against certain of those employees. The terms of the settlement required the Company to make a one time cash payment of $266,000 to Westaff, plus legal fees of $56,000, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by the Company from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, the Company agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322,000 in the three months ended March 31, 2007.

The Company also hired a high level transportation sales executive. During the three months ended March 31, 2007, the former partner of the high level executive threatened litigation against the Company based on covenants not to compete related to customers that the Company was soliciting. To settle the potential claim, the Company made a one-time cash payment of $80,000 to the former partner of the transportation executive in exchange for full settlement and release of all potential claims against the Company and the executive.

The Company is engaged in various litigation from time to time in the normal course of business. Management does not believe that the ultimate outcome of these matters, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained herein has been derived from the Company’s consolidated financial statements and should be read together with the Company’s consolidated financial statements and related notes. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties discussed in “Risk Factors” should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of ClearPoint Business Resources, Inc., together with its consolidated subsidiaries (“ClearPoint” or the “Company”). This discussion and analysis should be read in conjunction with the ClearPoint’s Consolidated Financial Statements and Notes thereto, including those found in the Company’s Form 8-K filed on April 5, 2007, as well as the Company’s Form 8-K/A filed on May 11, 2007, that include information regarding the acquisition of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) and the Company’s Form 8-K/A filed on May 14, 2007 that includes information regarding the merger (“Merger”) with Terra Nova Acquisition Corp. (“Terra Nova”).

All figures in ClearPoint’s Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in thousands (000s) of dollars unless otherwise noted.

Overview

ClearPoint’s corporate headquarters are located in Chalfont, Pennsylvania. ClearPoint currently operates additional administrative offices in Richmond, Virginia; Maitland, Florida and Winter Park, Florida. ClearPoint has a call center facility in Orlando, Florida and operates out of 53 branch offices serving 40 states.

ClearPoint is a provider of workforce management services to a diversified group of clients throughout the United States in the transportation, logistics, engineering, scientific, aerospace, allied health, information technology, manufacturing, distribution, call center, financial, hospitality, food service, data processing, legal and administration industries. ClearPoint delivers a comprehensive array of customer-focused business solutions, including vendor management systems, outsourcing programs, staff augmentation, placement and recruiting services, productivity consulting and customized consultative labor solutions. ClearPoint derives its revenues from placing its employees at client locations and billing each client for their time and expenses, and from productivity consulting and implementing innovative performance-based solutions.

Critical Accounting Policies

ClearPoint’s discussion and analysis of its financial condition and results of operations are based on ClearPoint’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with these principles in the United States of America requires ClearPoint to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using the estimates.

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

ClearPoint’s significant accounting policies are described in Note 2 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2006, as filed on Form 8-K on April 5, 2007.

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors including but not limited to competition in its markets, availability of qualified personnel and the personnel demands of its clients. Historically, ClearPoint has experienced a rise in demand from its transportation clients in the third and fourth quarter due to the increase in the shipment of products for the holiday season. Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and customer planning cycles. This revenue seasonality will also typically impact the Company’s profitability as most operating expenses are spread evenly throughout the year.

Results of Operations (Unaudited)

Three Months Ended March 31, 2007 Compared to

Three Months Ended March 31, 2006

The following summarizes select items of the income statement during the three months ending March 31, 2007 and March 31, 2006:

$ (000’s)	2007	% of Revenue		2006	% of Revenue		% Change
Revenue	$32,849	100.0%		$23,759	100.0%		38.3%
Cost of services	26,942	82.0%		19,290	81.2%		39.7%

Gross profit	5,907	18.0%		4,470	18.8%		32.2%
Selling, general and administrative expenses	7,105	21.6%		3,435	14.5%		106.8%
Depreciation and amortization expense	1,139	3.5%		776	3.3%		46.8%

Income (loss) from operations	(2,337)	(7.1%	)	258	1.1%		NA
Other income (expense)	(127)	(5.9%	)	(108)	(0.5%	)	NA
Interest income (expense)	(561)	(1.7%	)	(822)	(3.5%	)	NA
Prepayment penalty on early retirement of debt	(1,950)	(5.9%	)	—	—		NA

Net loss before income taxes	(4,721)	(14.4%	)	(672)	(2.8%	)	NA
Income tax expense (benefit)	(474)	(1.4%	)	(230)	(1.0%	)	NA

Net loss	(4,247)	(12.9%	)	(442)	(1.9%	)	NA

Revenue

ClearPoint’s revenues for the three months ended March 31, 2007 and 2006 were $32,849 and $23,759, respectively, which represent an increase of $9,090 or 38%. Revenues for the three months ending March 31, 2007 included approximately $9,556 from ClearPoint Advantage, LLC, the wholly owned subsidiary that acquired certain assets of ASG on February 23, 2007 (see Note 3 in the Notes to the Consolidated Financial Statements). Due to the acquisition of ASG, ClearPoint delayed the roll out of its I-Driver, customized managed service program for one of its major transportation clients, which is now projected to commence during the second quarter of 2007. The remaining decrease of $466 was caused substantially by the discontinuation of ClearPoint’s Owner Operator program, largely offset by the organic growth in ClearPoint’s first year transportation and logistics offices.

Cost of Services and Gross Profit

Cost of services consist of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s gross profit increased by $1,437 and as a percentage of revenue for the three months ended March 31, 2007 and 2006 was 18.0% and 18.8%, respectively cost of services include $8,007 from ASG. The decrease in the overall gross profit percentage was primarily due to lower margin business of ASG and the organic growth in ClearPoint’s human resource outsourcing business which is priced to have lower margin but longer term contracts. Additionally, the Company incurred higher costs for extraordinary workers compensation claims related to the discontinued Owner Operator program. However, the decrease was offset by continued control of workers’ compensation insurance expenses through internal safety programs in our other divisions.

Selling, General and Administrative Expenses

ClearPoint’s selling, general and administrative expenses (“SG&A”) for the three months ended March 31, 2007 and 2006 were $7,105 and $3,435, respectively, which represent an increase of $3,670. SG&A expenses include approximately $1,451 from the acquisition of ASG effective February 23, 2007. With the addition of ASG, ClearPoint operates five administrative locations, including Chalfont, PA; Maitland, FL; Richmond, VA; Orlando, FL; and Winter Park, FL. ClearPoint also incurred incremental costs associated with the completion and due diligence of the acquisition of ASG of approximately $180 in additional legal, accounting, traveling expenses, severance payments, and initial rationalization costs. In addition, stock based compensation and one-time bonus payments of $1,021 was expensed in the three months ended March 31, 2007 as a result of stock options granted at the end of the quarter in line with the implementation of the Company’s long-term incentive plan, as well as, one-time bonus payments due to the successful closing of the Merger. Expansion of new transportation and logistics offices, as well as the hiring of new regional management to operate the expansion in offices and revenue represented approximately $652 of the increased SG&A. The Company incurred one-time payments of $322 and $80 relating to non-compete agreements of new ClearPoint employees. As a percentage of revenue, SG&A increased from 14.5% to 21.6% over the comparative periods largely as a result of the factors discussed.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the three months ended March 31, 2007 and 2006 were $1,139 and $776, respectively, which represent an increase of $363. This increase is primarily due to the immediate amortization of deferred finance costs related to the payoff of Bridge Healthcare Finance (“Bridge”) revolver and term loan and the amortization of contract rights acquired from the acquisition of ASG of $300.

Interest Expense

ClearPoint’s interest expense for the three months ended March 31, 2007 and 2006 were $561 and $822, respectively, which represents a decrease of $261. Included in interest expense is expense relating to the amortization of the warrant discount further described below of $132 and $36 for the three months ended March 31, 2007 and 2006 which included the immediate amortization of the discount due to the payoff of the Bridge $10,000 term loan (for further description of the Bridge loan, see Note 10 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2006, as filed on Form 8-K on April 5, 2007). During the same period, interest expense related to the change in warrant liability was $0 and $114 at March 31, 2007 and March 31, 2006, respectively.

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value has been recorded as debt discount and is being amortized over the three year life of the loan by the interest method. Amortization of $132 (the balance of the debt discount) and $36 has been recorded by the Company as interest expense for the three months ended March 31, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. The warrant holders were paid $3,292 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950 referred to in other expense below. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007. These warrants were no longer outstanding on March 31, 2007.

Other Income or Expense

For the three months ended March 31, 2007, the Company incurred a prepayment penalty of $1,950 as a result of the early retirement of its Bridge debt on February 12, 2007.

Liquidity and Capital Resources

Historically, ClearPoint’s short and long term liquidity needs have been financed primarily through cash generated by operating activities and through various forms of debt and equity financing. ClearPoint’s traditional use of cash flow is for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

On February 12, 2007, ClearPoint consummated the Merger with Terra Nova. As a result, CPBR Acquisition, Inc., (“CPBR”) a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. The parties to the Merger included Terra Nova, ClearPoint, CPBR and all of ClearPoint’s stockholders. At the closing of the Merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to secure the indemnity rights of Terra Nova under the merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to be released upon finalization of certain closing conditions pursuant to the merger agreement. The merger agreement also provides for ClearPoint’s original stockholders to receive additional performance payments, in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. Upon the Closing, Terra Nova changed its name to ClearPoint Business Resources, Inc.

Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of ClearPoint issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of ClearPoint and related recapitalization.

As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292.

On February 23, 2007, the Company entered into new credit facilities with Manufacturers and Traders Trust Company consisting of a $20 million revolving credit facility (“Revolver”) expiring in February 2010 and a $3 million term loan (“Term Loan”) expiring in February 2012. These credit facilities bear an interest rate of LIBOR plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The balance at March 31, 2007 was $15,143 for the Revolver and $3,000 for the Term Loan.

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc. for $233 in cash and a note payable of $450 due December 31, 2007. The note payable bears interest at 6% per annum and is payable quarterly. The balance at March 31, 2007 was $450.

Effective March 31, 2005, ClearPoint entered into a subordinated note payable of $1,290 to Blue Lake Rancheria which is due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by one of the principal stockholders of ClearPoint and was primarily used to assist ClearPoint in funding its workers compensation insurance policy. The balance of this note payable at March 31, 2007 is $1,290.

ClearPoint has issued a 9% Amended and Restated Subordinated Note for $250 due 2008 and a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due 2008 to Optos Capital, LLC, a Pennsylvania limited liability company which is wholly-owned by Christopher B. Ferguson, a director and the President of ClearPoint. On March 1, 2005, ClearPoint issued a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due 2008 to Fergco Bros Partnership, a New Jersey partnership of which Christopher Ferguson owns a twenty five percent (25%) ownership interest. The balance of these notes payable at March 31, 2007 is $250, $300 and $300, respectively.

On March 1, 2005, ClearPoint issued a 12% Subordinated Note in the original principal amount of $100 due 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, a director and the Chief Executive Officer of ClearPoint. The balance of this note payable at March 31, 2007 is $100.

In addition, on March 1, 2005, ClearPoint issued 12% Amended and Restated Subordinated Notes in the aggregate original principal amount of $310 due 2008 to several ClearPoint shareholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer. The balance of these notes payable at March 31, 2007 is $260.

Net cash (used) in operating activities was $(10,642) and $(508) for the three months ended March 31, 2007 and 2006, respectively. The primary change in the three months ended March 31, 2007 that resulted in $(10,642) of net cash used was due to: a book net loss of $4,247; non cash items of: a deferred tax benefit of $546, depreciation and amortization expense of $1,139 largely due to the acquisition of contract rights, an increase in the provision for doubtful accounts of $48, and non-cash stock based compensation of $891; and cash items of: an increase in accounts receivable of $9,716, an increase in unbilled revenue of $16, an increase in prepaid expenses and other current assets of $2,613, an increase in other assets of $444, an increase in accounts payable of $160, an increase in accrued expenses and other accrued liabilities of $3,102, and an increase in accrued payroll and related taxes of $1,600.

The primary changes in the three months ended March 31, 2006 that resulted in $(508) of net cash used in operating activities was due to a book net loss of ClearPoint of $443; non cash items of: a deferred income tax benefit of $279, depreciation and amortization expense of $776 largely due to the acquisition of contract rights, a reduction in the provision for doubtful accounts of $20, and non-cash interest on the warrant liability relating to the Bridge debt of $115; and cash items of: a decrease in accounts receivable of $596, an increase in unbilled revenue of $233, an increase in prepaid expenses and other current assets of $4,101, an increase in other assets of $1,218, an increase in accounts payable of $53, an increase in accrued expenses and other accrued liabilities of $3,806, and an increase in accrued payroll and related taxes of $403.

Net cash used in investing activities was $(19,192) and $(4) for the three months ended March 31, 2007 and 2006, respectively. The primary uses of cash for investing activities for the three months ended March 31, 2007 were the purchase of equipment, furniture and fixtures of $192 and the cash portion paid for the acquisition of certain assets of ASG for $19,000. The primary uses of cash for investing activities for the three months ended March 31, 2006 was for the purchase of equipment, furniture and fixtures for $4.

Net cash provided by financing activities was $29,491 and $750 for the three months ended March 31, 2007 and 2006, respectively. The primary activities in the three months ended Marcy 31, 2007 were the net proceeds from issuance of common stock in connection with the Merger with Terra Nova of $27,258, repayment of borrowings and fees from Bridge for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $15,143 and borrowing from the M&T term loan of $3,000.

The primary activities in the three months ended March 31, 2006 that resulted in net cash provided of $750 were contributions of capital by principal stockholders of $594, borrowings from Bridge for $296, offset by fees incurred in refinancing of $140.

The Company believes that it will generate sufficient cash from operations and, if necessary, through available bank borrowings to finance its operations.

Quantitative and qualitative disclosures about market and interest rate risk

ClearPoint’s major financial market exposure is to changing interest rates. While certain portions of ClearPoint’s debt are at a fixed percentage interest rates, ClearPoint’s borrowings under its facilities with M&T vary based on changes in interest rates. At March 31, 2007, ClearPoint has total debt outstanding on these facilities of approximately $18,143. Changes in the LIBOR rate would have an impact on ClearPoint’s cash flows, and earnings for the three months ended March 31, 2007. For example, a 0.25% increase in the base rates would increase ClearPoint’s monthly interest expenses and negatively impact earnings and cash flows by approximately $4.

Warrants

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value has been recorded as debt discount and is being amortized over the three year life of the loan by the interest method. Amortization of $132 and $36 has been recorded by the Company as interest expense for the three months ended March 31, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. The warrant holders were paid $3,292 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007. These warrants were no longer outstanding on March 31, 2007.

As a result of ClearPoint’s Merger with Terra Nova, there were 11,040,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding as at March 31, 2007. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the Merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s initial public offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with its initial public offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 Units at an exercise price of $9.90 per Unit with each Unit consisting of one share of Terra Nova’s common stock, $.0001 par value, and two redeemable common stock purchase warrants In addition, the warrants underlying such Units are exercisable at $6.65 per share.

Contractual obligations

A summary of ClearPoint’s contractual obligations as of March 31, 2007 is as follows:

	Total	Remainder 2007	2008	2009	2010	2011	thereafter
$ (000’s)
Revolving credit facility	$15,143	$—	$—	$—	$15,143	$—	$—
Long-term debt	4,290	450	600	600	600	600	1,440
Notes payable	4,160	1,380	1,570	—	—	—	1,210
Operating leases	3,532	1,218	1,120	782	412	—	—
Insurance premium	4,253	4,253	—	—	—	—	—
Retirement benefits	352	58	77	77	77	63	—

	$31,730	$7,359	$3,367	$1,459	$16,232	$663	$2,650

Debt: As discussed under Liquidity and Capital Resources, ClearPoint has entered into various debt agreements with M&T, Blue Lake Rancheria and various stockholders with varying expiration dates in the years ending December 31, 2008 and December 31, 2012. ClearPoint has entered into a debt agreement with unrelated individuals in connection with the acquisition of StaffBridge, Inc. expiring December 31, 2007. Debt and notes payable that are subordinated to the M&T Revolver and Term Loan are classified in the balance sheet as long-term.

Operating Leases: ClearPoint leases offices and equipment under operating leases that expire over the next one to five years.

Retirement Benefits: Upon its acquisition of Quantum, ClearPoint assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death. On date of acquisition of Quantum on July 29, 2005, ClearPoint recorded a liability based upon the expected remaining life of the former owner, and made payments of $19 for the three Months ended March 31, 2007 and $19 for the three months ended March 31, 2006.

Contingencies and Litigation

In February of 2007, ClearPoint entered into a three party settlement agreement between ClearPoint, Westaff, Inc ("Westaff") and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Weststaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266 to Westaff, plus legal fees of $56, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, Clearpoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322 in the three months ended March 31, 2007.

The Company also hired a high level transportation sales executive. During the three months ended March 31, 2007, the former partner of the high level executive threatened litigation against the Company based on covenants not to compete related to customers that the Company was soliciting. To settle the potential claim, the Company made a one-time cash payment of $80 to the former partner of the transportation executive in exchange for fully settlement and release of all potential claims against the Company and the executive.

In the ordinary course of its business, ClearPoint is periodically threatened with or named as a defendant in various lawsuits, claims and pending actions, and is typically engaged in various litigation from time to time. The principal risks that ClearPoint insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, ClearPoint records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of ClearPoint.

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently reviewing the effect, if any, the adoption of FIN 48 will have on its condensed consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008. The Company is currently evaluating the impact, if any, adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ClearPoint’s major financial market exposure is to changing interest rates. While certain portions of ClearPoint’s debt are at a fixed percentage interest rates, ClearPoint’s borrowings under its facilities with M&T vary based on changes in interest rates. At March 31, 2007, ClearPoint has total debt outstanding on these facilities of approximately $18,143. Changes in the LIBOR rate would have an impact on ClearPoint’s cash flows, and earnings for the three months ended March 31, 2007. For example, a 0.25% increase in the base rates would increase ClearPoint’s monthly interest expenses and negatively impact earnings and cash flows by approximately $4.

ITEM 4.    CONTROLS AND PROCEDURES

ClearPoint, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of ClearPoint’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, ClearPoint’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to ClearPoint’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure.

The principal executive officer and principal financial officer also conducted an evaluation of changes in the internal control over financial reporting (“Internal Control”) to determine whether any changes in Internal Control occurred during the quarter (ClearPoint’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect Internal Control. Based on that evaluation, there has been no such change during the quarter covered by this report.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within ClearPoint have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II—OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

In February of 2007, ClearPoint entered into a three party settlement agreement between ClearPoint, Westaff, Inc ("Westaff") and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Weststaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266,000 to Westaff, plus legal fees of $56,000, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, Clearpoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322,000 in the three months ended March 31, 2007.

The Company also hired a high level transportation sales executive. During the three months ended March 31, 2007, the former partner of the high level executive threatened litigation against the Company based on covenants not to compete related to customers that the Company was soliciting. To settle the potential claim, the Company made a one-time cash payment of $80,000 to the former partner of the transportation executive in exchange for fully settlement and release of all potential claims against the Company and the executive.

The Company is engaged in various litigation from time to time in the normal course of business. Management does not believe that the ultimate outcome of these matters, either individually or in the aggregate, will have a material adverse impact on the financial conditions or results of operations of the Company.

ITEM 1A.    RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 8-K/A filed with the SEC on May 14, 2007, which could materially affect our business, financial condition or future results. The risks described in our Form 8-K/A are not the only risks facing ClearPoint. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

There have been no material changes in our risk factors from those disclosed in our Form 8-K/A filed with the SEC on May 14, 2007.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Effective February 23, 2007, we acquired certain assets and current liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) for $19 million in cash, a note of $2.5 million due twenty months following February 23, 2007, shares of ClearPoint common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. The note payable bears interest at 7% per annum. The note is not convertible into shares of our common stock. We issued the note and shares of common stock to ASG in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended, based upon a determination that the note and shares of common stock will be issued to a sophisticated investor who could fend for itself and who had access to, and was provided with, information that would otherwise be contained in a registration statement and there was no general solicitation.

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid per Share (or Unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Month #1 January 1, 2007 to January 31, 2007	—	—	—	—
Month #2 February 1, 2007 to February 28, 2007	2,000	$ 5.5380	—	—
Month #3 March 1, 2007 to March 31, 2007	—	—	—	—
Total	2,000	$ 5.5380	—	—

(1)	In satisfaction of our obligation to convert into cash shares of common stock held by a stockholder dissenting to our Merger with Terra Nova completed on February 12, 2007, 2,000 shares of common stock were converted into cash on February 27, 2007.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

ClearPoint held a special meeting of stockholders on February 12, 2007, at which the stockholders voted to (i) adopt the Agreement and Plan of Merger among Terra Nova, CPBR Acquisition, Inc., ClearPoint and the stockholders of ClearPoint; (ii) amend the Certificate of Incorporation of Terra Nova to change the name of Terra Nova from “Terra Nova Acquisition Corporation” to “ClearPoint Business Resources, Inc.”; (iii) amend the Certificate of Incorporation of Terra Nova to increase the number of authorized shares of Terra Nova common stock from 30,000,000 to 60,000,000; (iv) amend the Certificate of Incorporation of Terra Nova to remove the preamble and Sections A through D, inclusive, of Article Sixth from the Certificate of Incorporation from and after the closing of the merger, and to redesignate Section E of Article Sixth as Article Sixth; and (v) approve the Terra Nova 2006 Long-Term Incentive Plan. Abstentions and broker non-votes were treated as shares present for purposes of determining the presence of a quorum on all matters. The latter were not treated as shares entitled to vote on the matter as to which authority to vote is withheld from the broker.

Results of the voting in connection with each issue were as follows:

(i)	Proposal to adopt the Agreement and Plan of Merger among Terra Nova, CPBR Acquisition, Inc., ClearPoint and the stockholders of ClearPoint:

For	Against	Abstain
5,457,740	2,000	500

(ii)	Proposal to amend the Certificate of Incorporation of Terra Nova to change the name of Terra Nova from “Terra Nova Acquisition Corporation” to “ClearPoint Business Resources, Inc.”:

For	Against	Abstain
5,459,740	—	500

(iii)	Proposal to amend the Certificate of Incorporation of Terra Nova to increase the number of authorized shares of Terra Nova common stock from 30,000,000 to 60,000,000:

For	Against	Abstain
5,420,440	39,300	500

(iv)	Proposal to amend the Certificate of Incorporation of Terra Nova to remove the preamble and Sections A through D, inclusive, of Article Sixth from the Certificate of Incorporation from and after the closing of the merger, and to redesignate Section E of Article Sixth as Article Sixth:

For	Against	Abstain
5,448,340	2,000	9,900

(v)	Proposal to approve the Terra Nova 2006 Long-Term Incentive Plan:

For	Against	Abstain
4,518,540	931,800	9,900

ITEM 5.    OTHER INFORMATION

Not applicable.

ITEM 6.    EXHIBITS

Exhibit No.	Description

2.1	Asset Sale and Purchase Agreement dated as of February 23, 2007, by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint (incorporated by reference to Exhibit 2.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 28, 2007).

2.2	Agreement and Plan of Merger dated as of August 9, 2006, by and among Terra Nova, CPBR Acquisition, Inc., ClearPoint and the stockholders of ClearPoint (incorporated by reference to Annex A of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

3.1	Amended and Restated Certificate of Incorporation of ClearPoint (formerly Terra Nova) (incorporated by reference to Annex B of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

3.2	Bylaws of ClearPoint (formerly Terra Nova) (incorporated by reference to Exhibit 3.2 of ClearPoint’s (formerly Terra Nova) Registration Statement on Form S-1 filed with the SEC on January 31, 2005).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 12, 2007).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 12, 2007).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 12, 2007).

4.4	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.4 of ClearPoint’s (formerly Terra Nova) Registration Statement on Form S-1 filed with the SEC on January 31, 2005).

4.5	Form of Warrant Agreement (incorporated by reference to Exhibit 4.5 of ClearPoint’s (formerly Terra Nova) Registration Statement on Form S-1 filed with the SEC on January 31, 2005).

4.6	Warrant Clarification Agreement dated September 6, 2006 between Terra Nova and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of ClearPoint’s (formerly Terra Nova) Current Report on Form 8-K filed with the SEC on September 12, 2006).

4.7	Amendment to Unit Purchase Options dated September 7, 2006 between Terra Nova and the holders thereof (incorporated by reference to Exhibit 4.2 of ClearPoint’s (formerly Terra Nova) Current Report on Form 8-K filed with the SEC on September 12, 2006).

4.8	Registration Rights Agreement dated as of February 23, 2007 by and between ClearPoint and ALS, LLC (incorporated by reference to Exhibit 4.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 28, 2007).

4.9	Form of 7% Subordinated Promissory Note due 2008 issued to ALS, LLC.

10.1*	Form of 2006 Long-Term Incentive Plan (incorporated by reference to Annex C of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

10.2	Form of Voting Agreement (incorporated by reference to Annex D of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

Exhibit No.	Description

10.3	Form of Escrow Agreement (incorporated by reference to Annex E of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

10.4*	Form of Michael D. Traina Employment Agreement (incorporated by reference to Annex H of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

10.5*	Form of Christopher Ferguson Employment Agreement (incorporated by reference to Annex I of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007)

10.6	Credit Agreement dated as of February 23, 2007 among ClearPoint, the several lenders from time to time parties thereto and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 28, 2007).

10.7*	Form of Advisory Services Agreement with TerraNova Management Corp. (incorporated by reference to Exhibit 10.7 of ClearPoint’s Current Report on Form 8-K filed with the SEC on August 15, 2006).

10.8*	Director Compensation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

Date: May 21, 2007	By:	/s/ Michael D. Traina
Michael D. Traina Chief Executive Officer

Date: May 21, 2007	By:	/s/ Kurt A. Braun
Kurt A. Braun Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Asset Sale and Purchase Agreement dated as of February 23, 2007, by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint (incorporated by reference to Exhibit 2.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 28, 2007).

2.2	Agreement and Plan of Merger dated as of August 9, 2006, by and among Terra Nova, CPBR Acquisition, Inc., ClearPoint and the stockholders of ClearPoint (incorporated by reference to Annex A of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

3.1	Amended and Restated Certificate of Incorporation of ClearPoint (formerly Terra Nova) (incorporated by reference to Annex B of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

3.2	Bylaws of ClearPoint (formerly Terra Nova) (incorporated by reference to Exhibit 3.2 of ClearPoint’s (formerly Terra Nova) Registration Statement on Form S-1 filed with the SEC on January 31, 2005).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 12, 2007).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 12, 2007).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 12, 2007).

4.4	Form of Unit Purchase Option (incorporated by reference to Exhibit 4.4 of ClearPoint’s (formerly Terra Nova) Registration Statement on Form S-1 filed with the SEC on January 31, 2005).

4.5	Form of Warrant Agreement (incorporated by reference to Exhibit 4.5 of ClearPoint’s (formerly Terra Nova) Registration Statement on Form S-1 filed with the SEC on January 31, 2005).

4.6	Warrant Clarification Agreement dated September 6, 2006 between Terra Nova and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of ClearPoint’s (formerly Terra Nova) Current Report on Form 8-K filed with the SEC on September 12, 2006).

4.7	Amendment to Unit Purchase Options dated September 7, 2006 between Terra Nova and the holders thereof (incorporated by reference to Exhibit 4.2 of ClearPoint’s (formerly Terra Nova) Current Report on Form 8-K filed with the SEC on September 12, 2006).

4.8	Registration Rights Agreement dated as of February 23, 2007 by and between ClearPoint and ALS, LLC (incorporated by reference to Exhibit 4.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 28, 2007).

4.9	Form of 7% Subordinated Promissory Note due 2008 issued to ALS, LLC.

10.1*	Form of 2006 Long-Term Incentive Plan (incorporated by reference to Annex C of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

10.2	Form of Voting Agreement (incorporated by reference to Annex D of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

10.3	Form of Escrow Agreement (incorporated by reference to Annex E of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

Exhibit No.	Description

10.4*	Form of Michael D. Traina Employment Agreement (incorporated by reference to Annex H of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007).

10.5*	Form of Christopher Ferguson Employment Agreement (incorporated by reference to Annex I of ClearPoint’s (formerly Terra Nova) Definitive Proxy Statement filed with the SEC on January 22, 2007)

10.6	Credit Agreement dated as of February 23, 2007 among ClearPoint, the several lenders from time to time parties thereto and Manufacturers and Traders Trust Company (incorporated by reference to Exhibit 10.1 of ClearPoint’s Current Report on Form 8-K filed with the SEC on February 28, 2007).

10.7*	Form of Advisory Services Agreement with TerraNova Management Corp. (incorporated by reference to Exhibit 10.7 of ClearPoint’s Current Report on Form 8-K filed with the SEC on August 15, 2006).

10.8*	Director Compensation.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.