Form 10-Q
period 2007-06-30
Clearpoint Business Resources, Inc
filed 2007-08-14
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51200

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 8, 2007
Common Stock	13,208,916

CLEARPOINT BUSINESS RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$4,321,617	$499,654
Accounts receivable, net of allowance for doubtful accounts of $548,000 and $405,000 at June 30, 2007 and December 31, 2006, respectively	23,338,691	11,198,359
Unbilled revenue	1,428,227	2,055,511
Prepaid expenses and other current assets	4,848,654	1,584,670
Deferred income taxes	2,857,145	157,950

TOTAL CURRENT ASSETS	36,794,334	15,496,144
EQUIPMENT, FURNITURE AND FIXTURES, net	1,548,226	650,568
INTANGIBLE ASSETS, net	7,728,503	2,455,452
GOODWILL	16,821,586	255,586
DEFERRED INCOME TAXES, net of current portion	1,335,984	570,795
DEFERRED FINANCING COSTS, net	125,781	399,463
OTHER ASSETS	3,372,924	2,424,950

TOTAL ASSETS	$67,727,338	$22,252,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	June 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Current portion of long-term debt	$600,000	$—
Current portion of notes payable	2,308,253	450,000
Accounts payable	2,859,134	1,719,696
Accrued expenses and other current liabilities	5,608,624	2,064,379
Accrued payroll and related taxes	8,430,528	2,124,008
Retirement benefit payable	77,257	68,065
Current portion of accrued restructuring costs	1,098,080	—

TOTAL CURRENT LIABILITIES	20,981,876	6,426,148
REVOLVING CREDIT FACILITY	17,768,310	—
ACCRUED RESTRUCTURING COSTS, net of current	1,753,920	—
LONG-TERM DEBT, net of current	3,540,000	13,755,255
NOTES PAYABLE OTHER, net of current	523,533	—
NOTES PAYABLE-STOCKHOLDERS	1,200,000	1,210,000
LIABILITY FOR WARRANTS ISSUED	—	3,291,775
RETIREMENT BENEFIT PAYABLE, net of current	268,281	283,911

TOTAL LIABILITIES	46,035,920	24,967,089

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (June 30, 2007: 60,000,000 shares authorized, 13,208,916 shares issued and outstanding. December 31, 2006: 30,000,000 shares authorized, 6,051,549 shares issued and outstanding)	1,321	605
Paid-in capital	31,235,943	599,461
Accumulated deficit	(9,545,846)	(3,314,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	21,691,418	(2,714,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$67,727,338	$22,252,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2007	2006	2007	2006
REVENUES	$54,393,938	$31,780,314	$87,243,072	$55,539,401
COST OF SERVICES	46,524,565	26,503,715	73,466,799	45,793,624

GROSS PROFIT	7,869,373	5,276,599	13,776,273	9,745,777

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	8,086,079	3,594,345	15,190,856	7,028,997
RESTRUCTURING EXPENSES	2,852,000	—	2,852,000	—
DEPRECIATION AND AMORTIZATION EXPENSE	1,387,188	754,554	2,525,923	1,530,773

INCOME (LOSS) FROM OPERATIONS	(4,455,894)	927,700	(6,792,506)	1,186,007

OTHER INCOME (EXPENSE)
Other income	527,732	10,663	654,385	17,245
Interest (expense)	(536,571)	(971,838)	(1,097,813)	(1,793,587)
Interest (expense) on warrant liability	—	—	—	(114,724)
Other (expense)	(438,526)	(20,000)	(438,526)	(20,000)
Prepayment penalty on early retirement of debt	—	—	(1,949,928)	—

TOTAL OTHER INCOME (EXPENSE)	(447,365)	(981,175)	(2,831,882)	(1,911,066)

LOSS BEFORE INCOME TAX EXPENSE (BENEFIT)	(4,903,259)	(53,475)	(9,624,388)	(725,059)
INCOME TAX EXPENSE (BENEFIT)	(2,918,123)	263,769	(3,392,739)	33,968

NET LOSS	$(1,985,136)	$(317,244)	(6,231,649)	$(759,027)

LOSS PER COMMON SHARE
Basic and Diluted	$(0.15)	$(0.05)	$(0.54)	$(0.13)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	13,208,916	6,051,549	11,521,554	6,051,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2006	6,051,549	$605	$599,461	$(3,314,197)	$(2,714,131)
Issuance of common stock in connection with reverse acquisition of Terra Nova Acquisition Corp, net of acquisition costs	6,720,000	672	27,256,857	—	27,257,529
Shares converted on vote against merger	(2,000)	—	(11,076)	—	(11,076)
Issuance of common stock in connection with the acquisition of certain assets and liabilities of ALS, LLC.	439,367	44	2,499,956	—	2,500,000
Issuance of stock options	—	—	890,745	—	890,745
Net loss	—	—	—	(6,231,649)	(6,231,649)

Balance as at June 30, 2007	13,208,916	$1,321	$31,235,943	$(9,545,846)	$21,691,418

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the six months ended June 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,231,649)	$(759,027)
Adjustments to reconcile net income (loss) to net cash (used in) operating activities:
Deferred income tax (benefit)	(3,464,384)	(245,532)
Depreciation and amortization	2,525,923	1,530,773
Provision for (reduction in) allowance for doubtful accounts	143,206	(68,865)
Stock based compensation	890,745	—
Interest on warrant liability	—	114,724
Amortization of discount on note payable	—	65,893
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(12,283,538)	74,031
(Increase) decrease in unbilled revenue	627,284	(420,622)
(Increase) in prepaid expenses and other current assets	(2,969,185)	(2,244,983)
(Increase) in other assets	(1,242,772)	(761,016)
Increase (decrease) in accounts payable	753,438	(190,192)
Increase in accrued expense and other accrued liabilities	3,544,245	2,519,135
Increase in accrued payroll and related taxes	6,306,520	372,638
Increase in accrued restructuring costs	2,852,000	—
(Decrease) in retirement benefits due	(6,438)	(37,038)

Total adjustments to net (loss)	(2,322,956)	708,946

Net cash (used in) operating activities	(8,554,605)	(50,081)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(461,446)	(30,121)
Acquisition of business	(19,000,000)	—

Net cash (used in) investing activities	(19,461,446)	(30,121)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	27,257,529	—
(Repayments) of long term debt – Bridge	(12,465,255)	—
Proceeds from long term debt – M&T	3,000,000	—
(Repayments) of long term debt – M&T	(150,000)	—
Net borrowings on revolving credit facility	17,768,310	—
Principal (repayments) on notes payable stockholder	(10,000)	—
Principal (repayments) on notes payable other	(118,214)	464,421
Retirement of warranty liability	(3,291,775)	—
Shares converted on vote against merger	(11,076)	—
Fees incurred in refinancing	(141,505)	(100,000)
Contributions of capital by principal stockholders	—	593,900

Net cash provided by financing activities	31,838,014	958,321

Net increase in cash and cash equivalents	3,821,963	878,119
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	499,654	58,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,321,617	$937,010

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

	For the six months ended June 30,
	2007	2006
Cash paid during the period for:
Interest	$481,617	$1,783,396

Income taxes	$202,835	$239,961

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

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements of Clearpoint Business Resources, Inc. (“ClearPoint” or the “Company”) and its wholly owned subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The condensed consolidated financial statements included in this Report on Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations (“MD&A”) included elsewhere in this Report on Form 10-Q and the Company’s annual audited consolidated financial statements and notes thereto and the MD&A included in the Form 8-K filed April 5, 2007 with the SEC.

ClearPoint provides comprehensive workforce management solutions throughout the United States, including outsourcing placement and recruiting services, vendor management and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. The Company derives its revenues from fees for professional services. Strategically, all core operations, including recruiting, credentialing, compliance, payroll, benefits administration and risk management, are centralized at its offices in Chalfont, Pennsylvania and Orlando, Florida.

Terra Nova Acquisition Corporation (“Terra Nova”) Merger and Accounting Treatment:

Terra Nova Acquisition Corporation (“Terra Nova”), incorporated in Delaware, was a blank check company formed on July 21, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On April 22, 2005, Terra Nova consummated an Initial Public Offering (“Offering”) of 4,800,000 units (“Units”) with each Unit consisting of one share of Terra Nova’s common stock, $.0001 par value, and two redeemable common stock purchase warrants (“Warrants”) as described in Note 14. On April 26, 2005, Terra Nova consummated the closing of an additional 720,000 Units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per Unit, generating total gross proceeds of $33,120,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Terra Nova from the Offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund (“Trust Fund”).

On February 12, 2007, ClearPoint consummated a merger (the “Merger”) with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. The parties to the Merger included Terra Nova, ClearPoint, CPBR and all of ClearPoint’s stockholders. At the closing of the Merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to secure the indemnity rights of Terra Nova under the merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to be released upon finalization of certain closing conditions pursuant to the Merger agreement.

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

Earnings (Loss) Per Share:

Basic earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

In accordance with SFAS 128, stock options and warrants outstanding at June 30, 2007 to purchase 11,685,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive. The stock options and warrants did not exist at June 30, 2006.

Recent Accounting Pronouncements:

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and has determined that there is no material impact on the Company’s consolidated financial statements.

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

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS:

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida that expanded its operations to clients in California and Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million, shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ASG’s stockholders may also receive up to two additional $1 million payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated below. There have been no changes in circumstances that would indicate a change in the carrying amount recoverable.

Equipment, furniture and fixtures	$630,000
Contract rights	7,190,000
Goodwill	16,566,000

24,386,000
Liabilities assumed	(386,000)

Net assets acquired	$24,000,000

On August 14, 2006, the Company acquired 100% of the common stock of StaffBridge, Inc. for $233,000 in cash and a note payable of $450,000. The acquisition provides the Company the ability to further develop its VMS service line due to the acquisition of the underlying software that the Company was already utilizing to service its clients. The results of operations have been included in the condensed consolidated statement of operations beginning from August 14, 2006, the date of acquisition. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated below. There have been no changes in circumstances that would indicate a change in the carrying amount recoverable.

Cash	$64
Equipment, furniture and fixtures	77,350
Computer software	100,000
Goodwill	255,586
Covenant not to compete	250,000

$683,000

The following unaudited pro forma information presents a summary of condensed consolidated financial results of the operations of the Company and ASG as if the acquisition had occurred on January 1, 2006, the beginning of the earliest period presented. StaffBridge has not been included in the pro forma financial information for periods prior to its acquisition due to its immaterial impact on revenue and net income (loss). The unaudited pro forma amounts below reflect interest on the debt incurred as a result of the acquisition of ASG, with interest calculated at the Company’s borrowing rate under its credit facilities. The unaudited pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

	For the six months ended June 30,
	2007	2006
	(unaudited)	(unaudited)
Revenue	$99,699,524	$106,911,912

Net (loss)	$(6,478,242)	$(834,055)

Loss per common share	$(.56)	$(.14)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Prepaid insurance	$4,548,863	$1,063,280
Other current assets	299,791	521,390

	$4,848,654	$1,584,670

NOTE 5 – EQUIPMENT, FURNITURE AND FIXTURES:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Furniture and fixtures	$985,428	$730,656
Computer software and equipment	1,106,863	272,188
Leasehold improvements	20,001	18,002

	2,112,292	1,020,846
Less, accumulated depreciation	(564,066)	(370,278)

Equipment, furniture and fixtures, net	$1,548,226	$650,568

Depreciation expense for the six months ended June 30, 2007 and 2006 was $193,788, and $100,169, respectively. Depreciation expense for the three months ended June 30, 2007 and 2006 was $113,416 and $28,368 respectively.

NOTE 6 – INTANGIBLE ASSETS:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Contract rights	$11,351,300	$6,679,726
Covenant not to compete	250,000	250,000

	11,601,300	6,929,726
Less, accumulated amortization	(3,872,797)	(4,474,274)

	$7,728,503	$2,455,452

All contract rights are amortized over their estimated asset lives of two (2) to three (3) years. The covenant not to compete is amortized over its five (5) year life. Amortization expense of intangible assets for the six months ended June 30, 2007 and 2006 was $1,916,950 and $1,232,335, respectively. Amortization expense for the three months ended June 30, 2007 and 2006 was $1,258,047 and $611,601, respectively. Amortization expense expected to be incurred for the remainder of fiscal year ending December 31, 2007 is $2,516,217. Amortization expense for the fiscal years ending December 31, 2008, 2009, 2010 and 2011 is $4,480,220, $648,800, $50,000 and $33,332, respectively.

NOTE 7 – OTHER ASSETS:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Refundable insurance premium	$2,475,575	$1,620,557
Security deposits and other assets	897,349	804,393

	$3,372,924	$2,424,950

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
Insurance premiums payable	$4,463,595	$185,990
Customer deposits	331,080	304,575
Income taxes payable	—	1,032,866
Accrued expenses and other current liabilities	813,949	540,948

	$5,608,624	$2,064,379

NOTE 9 – ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. The Company has calculated the restructuring costs as follows:

June 30, 2007
(unaudited)
Accrued Restructuring Costs	$2,852,000
Less: current portion	(1,098,080)

Total accrued restructuring costs – long-term	$1,753,920

NOTE 10 – REVOLVING CREDIT FACILITY

Effective February 23, 2007, the Company entered into a $20 million revolving credit facility (the “Revolver”) with Manufacturers and Traders Trust Company (“M&T”) which is not payable until February 23, 2010. The Company may borrow up to the sum of 85% of eligible accounts receivable as defined in the credit agreement and 65% of unbilled revenue. Interest is payable monthly at variable rates for each drawdown based on either LIBOR + 1.5% or at the lender’s Prime rate. As of June 30, 2007, the balance on the Revolver was $17,768,310. As of June 30, 2007, the weighted average interest rate for amounts drawn on the Revolver was 7.52%. The Company paid closing fees of $141,505 related to the M&T Revolver and M&T Term Loan (see Note 12 for a description of the M&T Term Loan). The M&T Revolver is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Term Loan.

NOTE 11 – NOTES PAYABLE:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
NOTES PAYABLE STOCKHOLDERS
Subordinated note payable to Optos Capital, LLC, a stockholder with interest payable at 9% and was due July 1, 2005. The note payable is subordinated to the M&T Revolver and Term Loan, and is due February 28, 2008	$250,000	$250,000

Subordinated note payable to Optos Capital, LLC, a stockholder with interest payable at 12%. The note payable is subordinated to the M&T Revolver and Term Loan, and is due March 1, 2008	300,000	300,000

Subordinated notes payable to various stockholders due March, 2008. The notes have an interest rate of 12% and are subordinated to the M&T Revolver and Term Loan	650,000	660,000

Total notes payable-stockholders	$1,200,000	$1,210,000

The above notes payable are classified as long-term based on their subordination to the M&T Revolver and Term Loan.

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
NOTES PAYABLE - OTHER
Subordinated notes payable to former owners of ASG for the purchase of certain assets and liabilities of ALS, LLC, dated February 23, 2007, which mature on October 23, 2008. Principal and interest payments of $398,392 are payable on a quarterly basis at an interest rate of 7%.	$2,381,786	$—
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 and is due and payable December 31, 2007. Interest is calculated at 6% per annum.	450,000	450,000

	2,831,786	450,000
Less: current portion	(2,308,253)	(450,000)

Total notes payable – long-term	$523,533	$—

NOTE 12 – LONG-TERM DEBT:

	June 30, 2007	December 31, 2006
	(unaudited)	(audited)
M&T Term Loan—$3,000,000 with a maturity date of February 23, 2012. Principal payments of $150,000, plus interest are payable quarterly at LIBOR + 1.5% (7.25% at June 30, 2007). The M&T Term Loan is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Revolver. (See Note 10).	$2,850,000	$—
Subordinated note payable to Blue Lake Rancheria due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by one of the principal stockholders of the Company and is classified as long-term based on its subordination to the M&T Revolver and Term Loan.	1,290,000	1,290,000

Bridge Healthcare Finance (“Bridge”) – Under a revolving loan, the Company could borrow up to 90% of eligible accounts, as defined in the Agreement, up to $12,500,000. Any amounts borrowed were due on February 28, 2008. Interest was payable monthly at prime plus 4.5% (12.75% at December 31, 2006, but could not be less than 9.50%). The Company paid a $200,000 closing fee, which was included in deferred financing costs, and paid a monthly mandatory fee of $30,000 and a fee of 3% on the unused revolving loan. The loan was collateralized by all of the assets of the Company and was guaranteed by the principal stockholders of the Company.

	—	7,575,488
Note payable to Bridge – Term loan with borrowings up to $10,000,000 due on February 28, 2008. Interest was payable monthly at a fixed rate of 16% on an annual basis. The loan was collateralized by all of the assets of the Company and was guaranteed by the principal stockholders of the Company. The amount as at December 31, 2006 is shown net of unamortized discount of $132,057 relating to the issuance of detachable warrants described below.	—	4,889,767

Total long-term debt	4,140,000	13,755,255
Less: current portion	(600,000)	—

Total long-term debt	$3,540,000	$13,755,255

The revolving loan and term loan to Bridge were completely paid off on February 12, 2007 from the proceeds received as a result of the Merger. This resulted in a pre-payment penalty of $1,949,928 which was expensed in the first quarter of fiscal 2007. In addition, the unamortized deferred finance costs related to the Bridge debt amounted to $370,712 at the time of pre-payment. This amount was expensed as part of the amortization of deferred financing costs in the first quarter of fiscal 2007.

Amortization of deferred financing costs for the six months ended June 30, 2007 and 2006 was $415,187 and $198,269, respectively. Amortization of deferred financing costs for the three months ended June 30, 2007 and 2006 was $15,724 and $120,560, respectively.

Maturities of long-term debt are as follows based upon subordination to the M&T Revolver and Term Loan:

Amount
Remainder of fiscal 2007	$300,000
Fiscal 2008	600,000
Fiscal 2009	600,000
Fiscal 2010	600,000
Fiscal 2011	600,000
Fiscal 2012	1,440,000

Total	$4,140,000

The M&T Revolver (see Note 10) and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was in compliance with the covenants at June 30, 2007.

Warrants – Bridge

In connection with the Bridge $10,000,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396,000 by an independent valuation company. This initial value had been recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $132,057 and $65,893 has been recorded by the Company as interest expense for the six months ended June 30, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,291,775. The warrant holders were paid $3,291,775 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

NOTE 13 – STOCK BASED COMPENSATION:

The Company has adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) and the guidance provided by the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which established the accounting for share-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. SFAS 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Black-Scholes valuation model.

Stock options granted under the Company’s 2006 Long-Term Incentive Plan (“the LTI Plan”), which was approved by the stockholders on February 12, 2007, may expire up to ten years after the date of grant or earlier at the determination of the Board of Directors. Under the LTI Plan, the Company reserved 2,750,000 shares of stock in accordance with the plan’s terms. The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of the grant. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant. To date, 645,000 options have been granted to key employees and directors of the Company.

The Company’s results of operations for the three months and six months periods ended June 30, 2007 include share-based employee compensation totaling $0 and $890,745, respectively. Such amounts have been included in the Statements of Operations in selling, general and administrative expenses. As of June 30, 2007 there was $0 of total unrecognized compensation cost related to all unvested stock options. The fair value of these options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

Six months ended June 30, 2007
Volatility	23.8%
Expected term in years	3 years
Risk-free interest rate	4.7%
Expected dividend yield	0

The following information relates to the stock option activity for the six months ended June 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	—	—	—
Granted	645,000	$6.10	3 years
Exercised	—	—	—
Cancelled	—	—	—
Exercisable at June 30, 2007	645,000	$6.10	2.75 years

The aggregate intrinsic value in the table above was zero as at June 30, 2007 based on the closing common share price of $4.98 as at June 30, 2007. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the fair market value of the Company’s common stock.

NOTE 14 – WARRANTS:

In connection with Terra Nova’s Initial Public Offering on April 22, 2005, (“Terra Nova’s Offering”), there were 11,040,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding at June 30, 2007, which include Warrants that are part of the outstanding Units. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the Merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with Terra Nova’s Offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 Units at an exercise price of $9.90 per Unit. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

NOTE 15 – COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases offices and equipment under operating leases that expire over the next one to five years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of June 30, 2007 are as follows:

Amount
Remainder of fiscal 2007	$598,139
Fiscal 2008	841,157
Fiscal 2009	741,864
Fiscal 2010	436,451

Total	$2,617,611

Above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 9), which are $276,558, $337,149 $148,099 and $45,052 for the remainder of 2007, 2008, 2009 and 2010.

NOTE 16 – LITIGATION:

In February of 2007, the Company entered into a three party settlement agreement between the Company, Westaff, Inc (“Westaff”) and 26 employees hired by the Company who formerly worked for Westaff. The settlement arose out of lawsuits filed by Weststaff against certain of those employees. The terms of the settlement required the Company to make a one time cash payment of $266,000 to Westaff, plus legal fees of $56,000, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by the Company from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, the Company agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $0 and $322,000 for the three and six months ended June 30, 2007.

The Company also hired a high level transportation sales executive. The former partner of the high level executive, threatened litigation against the Company based on covenants not to compete related to customers that the Company was soliciting. To settle the potential claim, the Company made a one-time cash payment of $80,000 in the first quarter of fiscal 2007 to the former partner of the transportation executive in exchange for full settlement and release of all potential claims against the Company and the executive.

The Company is engaged in various litigation from time to time in the normal course of business. Management does not believe that the ultimate outcome of these matters, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 17 – SUBSEQUENT EVENTS:

On July 9, 2007, the Company entered into an Agreement with KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation of certain of the Company’s proprietary intellectual property. In consideration for the grant and license, KOR is required to pay to the Company, on a weekly basis, a royalty equal to four and one half percent of all gross revenues earned by KOR from the operation. Through this relationship KOR will operate and manage up to seven of the Company’s branches.

The Agreement provides that the Company will, directly or indirectly, process the weekly payroll for all temporary and contract staff placed on assignment by KOR and KOR’s weekly invoices. The Agreement has a term of 99 years, but is subject to earlier termination upon certain material breaches or defaults and it may only be assigned by KOR if the assignee satisfies certain financial, business experience and character criteria acceptable to the Company.

On August 13, 2007, the Company entered into an Agreement with TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation of certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG is required to pay to the Company, on a weekly basis, a royalty equal to six percent of all gross revenues earned by TZG from the operation. Through this relationship TZG will operate and manage up to twenty-five of the Company’s branches.

The Agreement provides that the Company will, directly or indirectly, process the weekly payroll for all temporary and contract staff placed on assignment by TZG and TZG’s weekly invoices. The Agreement has a term of 99 years, but is subject to earlier termination upon certain material breaches or defaults and it may only be assigned by TZG if the assignee satisfies certain financial, business experience and character criteria acceptable to the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained herein has been derived from the Company’s consolidated financial statements and should be read together with the Company’s consolidated financial statements and related notes included in the quarterly report on Form 10-Q. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties discussed in “Risk Factors” included in the reports filed by the Company with the SEC should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of ClearPoint Business Resources, Inc., together with its consolidated subsidiaries (“ClearPoint” or the “Company”). This discussion and analysis should be read in conjunction with the ClearPoint’s consolidated financial statements and notes thereto, including those found in the Company’s Form 8-K filed on April 5, 2007, as well as the Company’s Form 8-K/A filed on May 11, 2007, that include information regarding the acquisition of certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) and the Company’s Form 8-K/A filed on May 14, 2007 that includes information regarding the merger (“Merger”) with Terra Nova Acquisition Corp. (“Terra Nova”).

All figures in ClearPoint’s Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in thousands (000s) of dollars unless otherwise noted.

Overview

ClearPoint’s corporate headquarters are located in Chalfont, Pennsylvania. ClearPoint currently operates additional administrative offices in Maitland, Florida. ClearPoint also has a call center facility in Orlando, Florida and operates out of 30 branch offices serving 42 states with over 7,500 temporary associates serving the Company’s clients.

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

Application of Critical Accounting Policies and Estimates

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

Results of Operations (Unaudited)

Three Months Ended June 30, 2007 Compared to

Three Months Ended June 30, 2006 (000’s)

The following summarizes select items of the income statement during the three months ended June 30, 2007 and June 30, 2006:

$ (000’s)	2007	% of Revenue	2006	% of Revenue	% Change
Revenue	$54,394	100.0%	$31,780	100.0%	71.2%
Cost of services	46,525	85.5%	26,504	83.4%	75.5%

Gross profit	7,869	14.5%	5,277	16.6%	49.1%
Selling, general and administrative expenses	8,086	14.9%	3,594	11.3%	125.0%
Restructuring expenses	2,852	5.2%	—	—	—
Depreciation and amortization expense	1,387	2.5%	755	2.4%	83.7%

Income (loss) from operations	(4,456)	(8.2)%	928	2.9%	—
Other income (expense)	89.2%		(9)	—	—
Interest (expense)	(537)	(1.0)%	(972)	(3.1)%	(44.8)%

Net loss before income taxes	(4,903)	(9.0)%	(53)	(0.2)%	—
Income tax expense (benefit)	(2,918)	(5.4)%	264	0.8%	—

Net loss	(1,985)	(3.6)%	(317)	(1.0)%	—

Revenue

ClearPoint’s revenues for the three months ended June 30, 2007 and 2006 were $54,394 and $31,780, respectively, which represents an increase of $22,614 or 71%. Revenues for the three months ended June 30, 2007 included approximately $19,129 from ClearPoint Advantage, LLC, the wholly owned subsidiary that acquired certain assets and liabilities of ASG on February 23, 2007 (see Note 3 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The remaining increase of $3,485 was primarily due to the increase in revenue from the transportation and logistics operations and the Company’s expanded offerings for human resource outsourcing business.

Cost of Services and Gross Profit

Cost of services consist of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended June 30, 2007 and 2006 were $46,525 and $26,504, respectively, which represents an increase of $20,021, or 75.5%, which includes cost of services of $15,422 from the acquisition of ASG. ClearPoint’s gross profit for the three months ended June 30, 2007 and 2006 were $7,869 and $5,277, respectively, which represents an increase of $2,592 or 49.1%. As a percentage of revenue for the three months ended June 30, 2007 and 2006 ClearPoint’s gross profit was 14.5% and 16.6% respectively. The decrease in the overall gross profit percentage was primarily due to lower margin business of ASG and the organic growth in ClearPoint’s human resource outsourcing business which is priced to have lower margin but longer term contracts.

Selling, General and Administrative Expenses

ClearPoint’s selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2007 and 2006 were $8,086 and $3,594, respectively, which represents an increase of $4,492 or 125%. SG&A expenses for the three months ended June 30, 2007 include $5,505 from the acquisition of ASG with the remainder of $2,581 coming from the Company’s previously existing administrative operations. As a percentage of revenue, SG&A increased from 11.3% to 14.9% over the comparative periods largely as a result of the factors discussed.

Restructuring Expenses

Effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950 of charges relating to the early termination of office space leases for a total of $2,852. This restructuring expense provision does not include any costs recorded in the three months ended June 30, 2007 for wages, benefits and other expenses for the eliminated positions. It also does not include any costs recorded in the three months ended June 30, 2007 for the closed operations, which are recorded in the SG&A expenses discussed above.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the three months ended June 30, 2007 and 2006 were $1,387 and $755, respectively, which represents an increase of $632 or 83.7%. This increase was primarily due to the amortization of contract rights and depreciation of fixed assets acquired from ASG of $898, offset by the reduction in contract rights amortized from the Company’s previous acquisitions that were fully amortized in 2006.

Interest Expense

ClearPoint’s interest expense for the three months ended June 30, 2007 and 2006 was $537 and $972, respectively, which represents a decrease of $435, or 44.8%, primarily due to the reduced interest cost from the M&T Term Loan and Revolver compared to the Company’s previous financing. During the same period, interest expense related to the change in warrant liability was $0 and $114 at June 30, 2007 and June 30, 2006, respectively.

Six Months Ended June 30, 2007 Compared to

Six Months Ended June 30, 2006 (000’s)

The following summarizes select items of the income statement during the six months ending June 30, 2007 and June 30, 2006:

$ (000’s)	2007	% of Revenue	2006	% of Revenue	% Change
Revenue	$87,243	100.0%	$55,539	100.0%	57.1%
Cost of services	73,467	84.2%	45,793	82.5%	60.4%

Gross profit	13,776	15.8%	9,746	17.5%	41.4%
Selling, general and administrative expenses	15,191	17.4%	7,029	12.7%	116.1%
Restructuring expenses	2,852	3.3%	—	—	—
Depreciation and amortization expense	2,526	2.9%	1,531	2.8%	65.0%

Income (loss) from operations	(6,793)	(7.8)%	1,186	2.1%	—
Other income (expense)	217.2%		(3)	—	—
Interest (expense)	(1,098)	(1.3)%	(1,908)	(3.4)%	42.5%
Prepayment penalty on early retirement of debt	(1,950)	(2.2)%	—	—	—

Net loss before income taxes	(9,624)	(11.0)%	(725)	(1.3)%	—
Income tax expense (benefit)	(3,392)	(3.9)%	34	0.1%	—

Net loss	(6,232)	(7.1)%	(759)	(1.4)%	—

Revenue

ClearPoint’s revenues for the six months ended June 30, 2007 and 2006 were $87,243 and $55,539, respectively, which represents an increase of $31,704 or 57.1%. Revenues for the six months ended June 30, 2007 included approximately $28,685 from ClearPoint Advantage, LLC, the wholly owned subsidiary that acquired certain assets of ASG on February 23, 2007 (see Note 3 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The remaining increase of $3,019 was primarily due to the increase in revenue from the transportation and logistics operations and the Company’s expanded offerings for human resource outsourcing business.

Cost of Services and Gross Profit

Cost of services consist of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended June 30, 2007 and 2006 were $73,467 and $45,793, respectively, which represents an increase of $27,674, or 60.4%, which include cost of services from ASG of $23,429. ClearPoint’s gross profit for the six months ended June 30, 2007 and 2006 was $13,776 and $9,746, respectively, which represents an increase of $4,030 or 41.4%. As a percentage of revenue for the six months ended June 30, 2007 and 2006 ClearPoint’s gross profit was 15.8% and 17.5%, respectively. The decrease in the overall gross profit percentage was primarily due to lower margin business of ASG and the organic growth in ClearPoint’s human resource outsourcing business which is priced to have lower margin but longer term contracts.

Selling, General and Administrative Expenses

ClearPoint’s selling, general and administrative expenses (“SG&A”) for the six months ended June 30, 2007 and 2006 were $15,191 and $7,029, respectively, which represents an increase of $8,162 or 116.1%. SG&A expenses include approximately $6,956 from the acquisition of ASG effective February 23, 2007 and $6,632 from the ClearPoint’s previously existing administrative operations. In the first quarter of 2007, ClearPoint incurred $180 in incremental costs associated with the completion and due diligence of the acquisition of ASG, $1,021 in one-time bonus payments due to the successful closing of the Merger with TerraNova, and one-time payments of $322 and $80 relating to non-compete agreements of new ClearPoint employees. As a percentage of revenue, SG&A increased from 12.7% to 17.4% over the comparative periods largely as a result of the factors discussed.

Restructuring Expenses

Effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950 of charges relating to the early termination of office spaces leases for a total of $2,852. This restructuring expense provision does not include any costs recorded in the six months ended June 30, 2007 for wages, benefits and other expenses for the eliminated positions. It also does not include any costs recorded in the six months ended June 30, 2007 for the closed operations, which are recorded in the SG&A expenses discussed above.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the six months ended June 30, 2007 and 2006 were $2,526 and $1,531, respectively, which represents an increase of $995 or 65%. This increase is primarily due to the immediate amortization of deferred finance costs in the first quarter of $370 related to the payoff of Bridge Healthcare Finance (“Bridge”) revolver and term loan and the amortization of contract rights and depreciation of fixed assets acquired from ASG of $1,198, offset by the reduction in contract rights amortized from the Company’s previous acquisitions that were fully amortized in 2006.

Interest Expense

ClearPoint’s interest expense for the six months ended June 30, 2007 and 2006 was $1,098 and $1,908, respectively, which represents a decrease of $810, or 42.5%, primarily due to the redemption of warrants on February 12, 2007 and reduced interest cost from the M&T Term Loan and Revolver compared to the Company’s previous financing. Included in interest expense is expense relating to the amortization of the warrant discount further described below of $132 and $66 for the six months ended June 30, 2007 and 2006, respectively, which included the immediate amortization of the discount due to the payoff of the Bridge $10,000 term loan (for further description of the Bridge loan, see Note 10 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2006, as filed on Form 8-K on April 5, 2007 and Note 12 to the Notes to ClearPoint’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). During the same period, interest expense related to the change in warrant liability was $0 and $114 at June 30, 2007 and June 30, 2006, respectively.

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value has been recorded as debt discount and is being amortized over the three year life of the loan by the interest method. Amortization of $132 (the balance of the debt discount) and $66 has been recorded by the Company as interest expense for the six months ended June 30, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950 referred to in other expense below. Additionally, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007 from proceeds received as a result of the Merger. These warrants were no longer outstanding on June 30, 2007.

Other Income or Expense

For the six months ended June 30, 2007, the Company incurred a prepayment penalty of $1,950 as a result of the early retirement of its Bridge debt on February 12, 2007.

Liquidity and Capital Resources

Historically, ClearPoint’s short and long-term liquidity needs have been financed primarily through cash generated by operating activities and through various forms of debt and equity financing. ClearPoint’s traditional use of cash flow is for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

On February 12, 2007, ClearPoint consummated the Merger with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. The parties to the Merger included Terra Nova, ClearPoint, CPBR and all of ClearPoint’s stockholders. At the closing of the Merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to secure the indemnity rights of Terra Nova under the merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger were placed into escrow to be released upon finalization of certain closing conditions pursuant to the merger agreement. The merger agreement also provides for ClearPoint’s original stockholders to receive additional performance payments, in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. Upon the closing of the Merger, Terra Nova changed its name to ClearPoint Business Resources, Inc.

Upon consummation of the Merger, $30,600 was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3,300 for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27,300. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of ClearPoint issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of ClearPoint and related recapitalization.

As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292.

On February 23, 2007, the Company entered into new credit facilities with Manufacturers and Traders Trust Company consisting of a $20 million revolving credit facility (“Revolver”) expiring in February 2010 and a $3 million term loan (“Term Loan”) expiring in February 2012. These credit facilities bear an interest rate of LIBOR plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The balance at June 30, 2007 was $17,768 for the Revolver and $2,850 for the Term Loan. The M&T Revolver and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was in compliance with the covenants at June 30, 2007.

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida. The purchase price of $24,400 consisted of cash of $19,000, a note of $2,500, shares of the Company’s common stock with a value of $2,500 (439,367 shares) and the assumption of $400 of current liabilities. ASG’s stockholders may also receive up to two additional $1,000 payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008.

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc. for $233 in cash and a note payable of $450 due December 31, 2007. The note payable bears interest at 6% per annum and is payable quarterly. The balance at June 30, 2007 was $450.

Effective March 31, 2005, ClearPoint entered into a subordinated note payable of $1,290 to Blue Lake Rancheria which is due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by Michael Traina, a director and Chief Executive Officer of ClearPoint, and was primarily used to assist ClearPoint in funding its workers compensation insurance policy. The balance of this note payable at June 30, 2007 is $1,290.

ClearPoint issued a 9% Amended and Restated Subordinated Note for $250 due 2008 and a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due 2008 to Optos Capital, LLC, a Pennsylvania limited liability company which is wholly-owned by Christopher B. Ferguson, a director and the President of ClearPoint. On March 1, 2005, ClearPoint issued a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due 2008 to Fergco Bros Partnership, a New Jersey partnership of which Christopher Ferguson owns a twenty five percent (25%) ownership interest. The balance of these notes payable at June 30, 2007 is $250, $300 and $300, respectively.

On March 1, 2005, ClearPoint issued a 12% Subordinated Note in the original principal amount of $100 due 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, a director and the Chief Executive Officer of ClearPoint. The balance of this note payable at June 30, 2007 is $100.

In addition, on March 1, 2005, ClearPoint issued 12% Amended and Restated Subordinated Notes in the aggregate original principal amount of $310 due 2008 to several ClearPoint shareholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer. The balance of these notes payable at June 30, 2007 is $250.

Net cash used in operating activities was $8,555 and $50 for the six months ended June 30, 2007 and 2006, respectively. The primary change in the six months ended June 30, 2007 that resulted in $8,555 of net cash used was due to: a book net loss of $6,232; non cash items of: a deferred tax benefit of $3,464, depreciation and amortization expense of $2,526 largely due to the acquisition of contract rights, an increase in the provision for doubtful accounts of $143, and non-cash stock based compensation of $891; and cash items of: an increase in accounts receivable of $12,284, a decrease in unbilled revenue of $627, an increase in prepaid expenses and other current assets of $2,969, an increase in other assets of $1,243, an increase in accounts payable of $753, an increase in accrued expenses and other accrued liabilities of $3,544, an increase in the accrued restructuring costs of $2,852, an increase in accrued payroll and related taxes of $6,307 and a decrease in retirement benefits due of $6.

The primary changes in the six months ended June 30, 2006 that resulted in $50 of net cash used in operating activities was due to a book net loss of ClearPoint of $759; non cash items of: a deferred income tax benefit of $246, depreciation and amortization expense of $1,531 largely due to the acquisition of contract rights, a reduction in the provision for doubtful accounts of $69, and non-cash interest on the warrant liability relating to the Bridge debt of $114; and cash items of: a decrease in accounts receivable of $74, an increase in unbilled revenue of $421, an increase in prepaid expenses and other current assets of $2,245, an increase in other assets of $761, an decrease in accounts payable of $190, an increase in accrued expenses and other accrued liabilities of $2,519, and an increase in accrued payroll and related taxes of $373, and a decrease in retirement benefits due of $37.

Net cash used in investing activities was $19,461 and $30 for the six months ended June 30, 2007 and 2006, respectively. The primary uses of cash for investing activities for the six months ended June 30, 2007 were the purchase of equipment, furniture and fixtures of $461 and the cash portion paid for the acquisition of certain assets of ASG for $19,000. The primary uses of cash for investing activities for the six months ended June 30, 2006 was for the purchase of equipment, furniture and fixtures for $30.

Net cash provided by financing activities was $31,838 and $958 for the six months ended June 30, 2007 and 2006, respectively. The primary activities in the six months ended June 30, 2007 were the net proceeds from issuance of common stock in connection with the Merger with Terra Nova of $27,258, repayment of borrowings and fees from Bridge for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $17,768 and borrowing from the M&T term loan of $2,850.

The primary activities in the six months ended June 30, 2006 that resulted in net cash provided of $958 were contributions of capital by principal stockholders of $594, borrowings from Bridge for $464, offset by fees incurred in refinancing of $100.

The Company believes that it will generate sufficient cash from operations and, if necessary, through available bank borrowings to finance its operations for the next twelve months.

Warrants

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value has been recorded as debt discount and is being amortized over the three year life of the loan by the interest method. Amortization of $132 (the balance of the debt discount) and $66 has been recorded by the Company as interest expense for the six months ended June 30, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. The warrant holders were paid $3,292 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007. These warrants were no longer outstanding on June 30, 2007.

As a result of Terra Nova’s Offering, there were 11,040,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding as at June 30, 2007, which include Warrants that are part of the outstanding Units. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the Merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with its Offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 Units at an exercise price of $9.90 per Unit with each Unit consisting of one share of Terra Nova’s common stock, $.0001 par value, and two redeemable common stock purchase warrants. In addition, the warrants underlying such Units are exercisable at $6.65 per share.

Contractual obligations

A summary of ClearPoint’s contractual obligations as of June 30, 2007 is as follows:

$ (000’s)	Total	Remainder 2007	2008	2009	2010	2011	thereafter
Revolving credit facility	$17,768	$—	$—	$—	$17,768	$—	$—
Long-term debt	4,140	300	600	600	600	600	1,440
Notes payable	4,032	2,308	524	—	—	—	1,200
Operating leases	2,618	598	842	742	436	—	—
Insurance premium	4,464	4,464	—	—	—	—	—
Retirement benefits	345	38	77	77	77	76	—
Restructuring costs	2,852	1,098	1,450	250	54	—	—

	$36,219	$8,806	$3,493	$1,669	$18,935	$676	$2,640

Debt: As discussed under Liquidity and Capital Resources, ClearPoint has entered into various debt agreements with M&T, Blue Lake Rancheria and various stockholders with varying expiration dates in the years ending December 31, 2007 through December 31, 2012. ClearPoint has entered into a debt agreement with unrelated individuals in connection with the acquisition of StaffBridge, Inc. expiring December 31, 2007. ClearPoint has entered into a debt agreement with the former owners of ASG in connection with the acquisition of ASG, expiring October 23, 2008. Debt and notes payable that are subordinated to the M&T Revolver and Term Loan are classified in the balance sheet as long-term.

Operating Leases: ClearPoint leases offices and equipment under operating leases that expire over the next one to five years.

Retirement Benefits: Upon its acquisition of Quantum, ClearPoint assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death. On the date of acquisition of Quantum on July 29, 2005, ClearPoint recorded a liability based upon the expected remaining life of the former owner, and made payments of $39 for the six months ended June 30, 2007 and $37 for the six months ended June 30, 2006.

Subsequent Events

On July 9, 2007, the Company entered into an Agreement with KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company,

pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation of certain of the Company’s proprietary intellectual property. In consideration for the grant and license, KOR is required to pay to the Company, on a weekly basis, a royalty equal to four and one half percent of all gross revenues earned by KOR from the operation. Through this relationship KOR will operate and manage up to seven of the Company’s branches.

The Agreement provides that the Company will, directly or indirectly, process the weekly payroll for all temporary and contract staff placed on assignment by KOR and KOR’s weekly invoices. The Agreement has a term of 99 years, but is subject to earlier termination upon certain material breaches or defaults and it may only be assigned by KOR if the assignee satisfies certain financial, business experience and character criteria acceptable to the Company.

On August 13, 2007, the Company entered into an Agreement with TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation of certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG is required to pay to the Company, on a weekly basis, a royalty equal to six percent of all gross revenues earned by TZG from the operation. Through this relationship TZG will operate and manage up to twenty-five of the Company’s branches.

The Agreement provides that the Company will, directly or indirectly, process the weekly payroll for all temporary and contract staff placed on assignment by TZG and TZG’s weekly invoices. The Agreement has a term of 99 years, but is subject to earlier termination upon certain material breaches or defaults and it may only be assigned by TZG if the assignee satisfies certain financial, business experience and character criteria acceptable to the Company.

Contingencies and Litigation

In February of 2007, ClearPoint entered into a three party settlement agreement between ClearPoint, Westaff, Inc (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266 to Westaff, plus legal fees of $56, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322 in the six months ended June 30, 2007.

The Company also hired a high level transportation sales executive. The former partner of the high level executive, threatened litigation against the Company based on covenants not to compete related to customers that the Company was soliciting. To settle the potential claim, the Company made a one-time cash payment of $80 in the first quarter of fiscal 2007 to the former partner of the transportation executive in exchange for fully settlement and release of all potential claims against the Company and the executive.

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

Recent Accounting Pronouncements

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and has determined that there is no material impact on the Company’s consolidated financial statements.

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

ClearPoint’s major financial market exposure is to changing interest rates. While certain portions of ClearPoint’s debt are at a fixed percentage interest rates, ClearPoint’s borrowings under its facilities with M&T vary based on changes in interest rates. At June 30, 2007, ClearPoint has total debt outstanding on these facilities of approximately $20,768. Changes in the LIBOR rate would have an impact on ClearPoint’s cash flows, and earnings for the six months ended June 30, 2007. For example, a 0.25% increase in the base rates would increase ClearPoint’s monthly interest expenses and negatively impact earnings and cash flows by approximately $4.

ITEM 4.	CONTROLS AND PROCEDURES

ClearPoint, under the supervision and with the participation of its management, including its principal executive officer and principal financial officer, evaluated the effectiveness of ClearPoint’s disclosure controls and procedures as of the end of the period covered by this report. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, ClearPoint’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to ClearPoint’s management, including the principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding the required disclosure.

ClearPoint’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the three months ended June 30, 2007, ClearPoint did not timely file a Current Report on Form 8-K announcing ClearPoint’s restructuring program. Such information is included in “Part II, Item 5 – Other Information” of this Quarterly Report on Form 10-Q.

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

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company. In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 8-K/A filed with the SEC on May 14, 2007, which could materially affect our business, financial condition or future results. Other than the risk factor set forth below, there have been no material changes in our risk factors from those disclosed in our Form 8-K/A filed with the SEC on May 14, 2007. The following risk factor should be read in conjunction with the risk factors included in our Form 8-K/A filed with the SEC on May 14, 2007. The risks described in such Form 8-K/A, as amended below, are not the only risks facing ClearPoint. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

Pursuant to a settlement agreement, we may no longer solicit employees from a significant competitor, which limits our ability to attract qualified personnel.

In February of 2007, we entered into a three party settlement agreement between ClearPoint, Westaff, Inc., referred to as “Westaff,” and 26 employees hired by us who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement require us to cease the solicitation of Westaff employees. Our inability to solicit employees from this significant competitor will limit our ability to attract qualified personnel.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Item 2.05	Costs Associated with Exit or Disposal Activities

Effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations to eliminate redundant costs resulting from the acquisition of certain assets and liabilities of ASG and to improve efficiencies in operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 which will be paid out over a three year period.

ITEM 6.	EXHIBITS

Exhibit No.	Description
10.1	Form of Non-qualified Stock Option Agreement under ClearPoint Business Resources, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed with the SEC on June 29, 2007).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

Date: August 14, 2007	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date: August 14, 2007	By:	/s/ Kurt A. Braun
Kurt A. Braun
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
10.1*	Form of Non-qualified Stock Option Agreement under ClearPoint Business Resources, Inc. 2006 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.1 of the Registration Statement on Form S-8 filed with the SEC on June 29, 2007).*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.