Form 10-Q
period 2007-09-30
Clearpoint Business Resources, Inc
filed 2007-11-13
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at November 13, 2007
Common Stock	13,208,916

CLEARPOINT BUSINESS RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

ASSETS

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$1,858,627	$499,654
Accounts receivable, net of allowance for doubtful accounts of $686,000 and $405,000 at September 30, 2007 and December 31, 2006, respectively	20,878,354	11,198,359
Unbilled revenue	2,838,265	2,055,511
Prepaid expenses and other current assets	3,713,038	1,584,670
Deferred income taxes	2,702,062	157,950

TOTAL CURRENT ASSETS	31,990,346	15,496,144
EQUIPMENT, FURNITURE AND FIXTURES, net	1,511,813	650,568
INTANGIBLE ASSETS, net	6,469,203	2,455,452
GOODWILL	16,821,586	255,586
DEFERRED INCOME TAXES, net of current portion	1,451,447	570,795
DEFERRED FINANCING COSTS, net	113,989	399,463
OTHER ASSETS	4,072,502	2,424,950

TOTAL ASSETS	$62,430,886	$22,252,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

	September 30, 2007	December 31, 2006
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Current portion of long-term debt	$1,000,000	$—
Current portion of notes payable other	1,949,458	450,000
Accounts payable	3,407,583	1,719,696
Accrued expenses and other current liabilities	6,411,564	2,064,379
Accrued payroll and related taxes	5,535,323	2,124,008
Retirement benefit payable	77,257	68,065
Current portion of accrued restructuring costs	203,766	—

TOTAL CURRENT LIABILITIES	18,584,951	6,426,148
REVOLVING CREDIT FACILITY	14,821,143	—
ACCRUED RESTRUCTURING COSTS, net of current	1,249,020	—
LONG-TERM DEBT, net of current	4,823,333	13,755,255
NOTES PAYABLE OTHER, net of current	523,533	—
NOTES PAYABLE-STOCKHOLDERS	550,000	1,210,000
LIABILITY FOR WARRANTS ISSUED	—	3,291,775
RETIREMENT BENEFIT PAYABLE, net of current	268,281	283,911

TOTAL LIABILITIES	40,820,261	24,967,089

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (September 30, 2007: 60,000,000 shares authorized, 13,208,916 shares issued and outstanding. December 31, 2006: 30,000,000 shares authorized, 6,051,549 shares issued and outstanding)	1,321	605
Paid-in capital	31,313,354	599,461
Accumulated deficit	(9,704,050)	(3,314,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	21,610,625	(2,714,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$62,430,886	$22,252,958

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2007	2006	2007	2006
REVENUES	$52,426,731	$29,260,836	$139,669,803	$84,800,237
COST OF SERVICES	46,547,818	24,199,382	120,014,617	69,993,006

GROSS PROFIT	5,878,913	5,061,454	19,655,186	14,807,231

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,718,843	3,059,860	19,909,699	10,088,857
RESTRUCTURING (INCOME) EXPENSE	(650,884)	—	2,201,116	—
DEPRECIATION AND AMORTIZATION EXPENSE	1,400,523	479,458	3,926,446	2,010,231

INCOME (LOSS) FROM OPERATIONS	410,431	1,522,136	(6,382,075)	2,708,143

OTHER INCOME (EXPENSE)
Other income	—	6,124	654,385	23,369
Interest (expense)	(529,015)	(754,064)	(1,626,828)	(2,547,651)
Interest income (expense) on warrant liability	—	64,069	—	(50,655)
Other (expense)	—	—	(438,526)	(20,000)
Prepayment penalty on early retirement of debt	—	—	(1,949,928)	—

TOTAL OTHER INCOME (EXPENSE)	(529,015)	(683,871)	(3,360,897)	(2,594,937)

INCOME (LOSS ) BEFORE INCOME TAX EXPENSE (BENEFIT)	(118,584)	838,265	(9,742,972)	113,206
INCOME TAX EXPENSE (BENEFIT)	39,620	491,235	(3,353,119)	525,203

NET INCOME (LOSS)	$(158,204)	$347,030	$(6,389,853)	$(411,997)

INCOME (LOSS) PER COMMON SHARE
Basic and Diluted	$(.01)	$.06	$(.53)	$(.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	13,208,916	6,051,549	12,090,189	6,051,549

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock		Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2006	6,051,549	$605	$599,461	$(3,314,197)	$(2,714,131)
Issuance of common stock in connection with reverse acquisition of Terra Nova Acquisition Corp, net of acquisition costs	6,720,000	672	27,256,857	—	27,257,529
Shares converted on vote against merger	(2,000)	—	(11,076)	—	(11,076)
Issuance of common stock in connection with the acquisition of certain assets and liabilities of ALS, LLC	439,367	44	2,499,956	—	2,500,000
Issuance of stock options	—	—	968,156	—	968,156
Net loss	—	—	—	(6,389,853)	(6,389,853)

Balance as of September 30, 2007	13,208,916	$1,321	$31,313,354	$(9,704,050)	$21,610,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the nine months ended September 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(6,389,853)	$(411,997)
Adjustments to reconcile net (loss) to net cash (used in) provided by operating activities:
Deferred income tax (benefit)	(3,424,764)	(327,298)
Depreciation and amortization	3,926,446	2,010,231
Provision for (reduction in) allowance for doubtful accounts	280,891	(57,685)
Stock based compensation	968,156	—
Interest on warrant liability	—	50,665
Amortization of discount on note payable	—	97,942
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(9,960,886)	645,944
(Increase) decrease in unbilled revenue	(782,754)	(551,422)
(Increase) in prepaid expenses and other current assets	(2,128,367)	(958,961)
(Increase) in other assets	(1,647,550)	(582,353)
Increase (decrease) in accounts payable	1,301,887	(330,476)
Increase in accrued expense and other accrued liabilities	4,347,180	1,323,860
Increase in accrued payroll and related taxes	3,411,315	42,689
Increase in accrued restructuring costs	1,452,787	—
(Decrease) in retirement benefits due	(6,438)	(56,353)

Total adjustments to net (loss)	(2,262,097)	1,306,783

Net cash (used in) provided by operating activities	(8,651,950)	894,786

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(554,462)	(145,621)
Acquisition of business	(19,000,000)	(232,936)

Net cash (used in) investing activities	(19,554,462)	(378,557)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	27,257,529	—
(Repayments) of long term debt – Bridge	(12,465,255)	—
Net borrowings (repayments) on revolving credit facility	14,821,143	(631,290)
Borrowings from long term debt – M&T	5,000,000	—
(Repayments) of long term debt – M&T	(466,667)	—
Principal (repayments) on notes payable stockholder	(660,000)	—
Principal (repayments) on notes payable other	(477,009)
Retirement of warranty liability	(3,291,775)	—
Shares converted on vote against merger	(11,076)	—
Fees incurred in refinancing	(141,505)	(100,000)
Contributions of capital by principal stockholders	—	593,900

Net cash (used in ) provided by financing activities	29,565,385	(137,390)

Net increase in cash and cash equivalents	1,358,973	378,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	499,654	58,891

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,858,627	$437,720

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(CONTINUED)

	For the nine months ended September 30,
	2007	2006
Cash paid during the period for:
Interest	$1,472,225	$2,513,178

Income taxes	$1,109,514	$343,557

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC for $19,000,000 in cash, a note payable of $2,500,000, shares of common stock with a value of $2,500,000 and the assumption of $0.4 million of current liabilities.

On August 14, 2006, the Company acquired 100% of the common stock of Staffbridge, Inc. (“Staffbridge”) for $233,500 in cash and a note payable of $450,000 which is due December 31, 2007.

The accompanying notes are an integral part of these condensed consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements of ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) and its wholly owned subsidiaries as of September 30, 2007 and 2006 were prepared in accordance with accounting principles generally accepted in the United States of America and the interim financial statement rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim operating results are not necessarily indicative of the results for a full year or any interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The condensed consolidated financial statements included in this Report on Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations (“MD&A”) included elsewhere in this Report on Form 10-Q and the Company’s annual audited consolidated financial statements and notes thereto and the MD&A included in the Form 8-K filed on April 5, 2007 with the SEC.

ClearPoint provides comprehensive workforce management solutions throughout the United States, including outsourcing placement and recruiting services, vendor management services (“VMS”) and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. The Company derives its revenues from fees for professional services as well as from franchise fees generated from its recently implemented franchise network. Strategically, all core operations, including recruiting, credentialing, compliance, payroll, benefits administration and risk management, are centralized at its offices in Chalfont, Pennsylvania and Maitland, Florida.

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

On February 12, 2007, ClearPoint consummated a merger (the “Merger”) with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with ClearPoint. The parties to the Merger included Terra Nova, ClearPoint, CPBR and all of ClearPoint’s stockholders. At the closing of the Merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger was placed into escrow to secure the indemnity rights of Terra Nova under the Merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger was placed into escrow to be released upon finalization of certain closing conditions pursuant to the Merger agreement.

The Merger agreement also provides for ClearPoint’s original stockholders to receive additional performance payments, in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. Upon the Closing, Terra Nova changed its name to ClearPoint Business Resources, Inc. and is hereinafter referred to as the “Company”.

Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge, as defined below, of $12,453, (ii) to pay an early debt retirement penalty in the amount of $1,950 to Bridge, (iii) to pay the redemption of warrants related to its credit facility with Bridge in the amount of $3,292, and (iv) to fund the acquisition of ASG, as defined below, and certain other related transaction costs. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of ClearPoint issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of ClearPoint and related recapitalization.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. The accounting policies followed by the Company are set forth in Note 2 to the Company’s 2006 audited consolidated financial statements included in the Form 8-K filed on April 5, 2007 with the SEC.

During the three months ended September 30, 2007, the Company entered into two franchise agreements whereby approximately 40 branch locations owned by the Company were converted into franchise operations. Under the terms of the franchise agreements, the Company provides billing and certain administrative services and provides temporary personnel to the franchisee. In exchange, the Company is reimbursed for the use of its temporary personnel and receives a franchise fee based upon the gross billings of the franchisee and other performance metrics. Franchise fees, which are included in revenues, were approximately $0.96 million for the three months ended September 30, 2007.

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

In accordance with SFAS 128, stock options and warrants outstanding at September 30, 2007 to purchase 11,856,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive. The stock options and warrants did not exist at September 30, 2006.

Recent Accounting Pronouncements:

In July 2006, FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes”. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attributable for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has adopted FIN 48 and believes that there is no material impact on the Company’s consolidated financial statements.

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of Fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

NOTE 3 – BUSINESS AND ASSET ACQUISITIONS:

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida that expanded the Company’s operations to clients in California and Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million, shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ASG’s stockholders may also receive up to two additional $1 million payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated below. There have been no changes in circumstances that would indicate a change in the carrying amount recoverable.

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

	For the nine months ended September 30,
	2007	2006
	(unaudited)	(unaudited)
Revenue	$152,126,255	$161,815,758

Net (loss)	$(6,636,446)	$(345,904)

Loss per common share	$ ( .55)	$ ( .06)

NOTE 4 – PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Prepaid insurance	$3,053,820	$1,063,280
Other current assets	659,218	521,390

	$3,713,038	$1,584,670

NOTE 5 – EQUIPMENT, FURNITURE AND FIXTURES:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Furniture and fixtures	$860,086	$730,656
Computer software and equipment	1,301,860	272,188
Leasehold improvements	43,362	18,002

	2,205,308	1,020,846
Less, accumulated depreciation	(693,495)	(370,278)

Equipment, furniture and fixtures, net	$1,511,813	$650,568

Depreciation expense for the nine months ended September 30, 2007 and 2006 was $323,217, and $142,182, respectively. Depreciation expense for the three months ended September 30, 2007 and 2006 was $129,429 and $42,013, respectively.

NOTE 6 – INTANGIBLE ASSETS:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Contract rights	$11,351,300	$6,679,726
Covenant not to compete	250,000	250,000

	11,601,300	6,929,726
Less, accumulated amortization	(5,132,097)	(4,474,274)

	$6,469,203	$2,455,452

All contract rights are amortized over their estimated asset lives of two (2) to three (3) years. The covenant not to compete is amortized over its five (5) year life. Amortization expense of intangible assets for the nine months ended September 30, 2007 and 2006 was $3,176,250 and $1,578,711, respectively. Amortization expense for the three months ended September 30, 2007 and 2006 was $1,259,300 and $346,376, respectively. Amortization expense expected to be incurred for the remainder of fiscal year ending December 31, 2007 is $1,256,850. Amortization expense for the fiscal years ending December 31, 2008, 2009, 2010 and 2011 is $4,480,220, $648,800, $50,000 and $33,332, respectively.

NOTE 7 – OTHER ASSETS:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Refundable insurance premium	$3,173,991	$1,620,557
Security deposits and other assets	898,511	804,393

	$4,072,502	$2,424,950

NOTE 8 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
Insurance premiums payable	$2,418,641	$185,990
Customer deposits	2,626,309	304,575
Income taxes payable	—	1,032,866
Accrued expenses and other current liabilities	1,366,614	540,948

	$6,411,564	$2,064,379

NOTE 9 – ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the three months ended September 30, 2007, the Company paid out $748,330 and recognized a reduction in accrued restructuring costs of $650,884 due to severance and related benefits which the Company is no longer liable for since one of the Company’s franchisees hired the former employees to whom severance was expected to be paid out, and these former employees waived their right to receive severance. The Company has calculated the restructuring costs as follows:

September 30, 2007
(unaudited)
Accrued restructuring costs at inception	$2,852,000
Payments	(748,330)
Reductions in costs previously accrued	(650,884)

Total accrued restructuring costs	1,452,786
Less: current portion	(203,766)

Total accrued restructuring costs – long-term	$1,249,020

NOTE 10 – REVOLVING CREDIT FACILITY

Effective February 23, 2007, the Company entered into a $20 million revolving credit facility (the “Revolver”) with Manufacturers and Traders Trust Company (“M&T”) which is not payable until February 23, 2010. The Company may borrow up to the sum of 85% of eligible accounts receivable as defined in the credit agreement and 65% of unbilled revenue. Interest is payable monthly at variable rates for each drawdown based on either LIBOR + 1.5% or at the lender’s Prime rate. As of September 30, 2007, the balance on the Revolver was $14,821,143. As of September 30, 2007, the weighted average interest rate for amounts drawn on the Revolver was 7.68%. The Company paid closing fees of $141,505 related to the M&T Revolver and M&T term loan (the “Term Loan”) (see Note 12 for a description of the M&T Term Loan). The M&T Revolver is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Term Loan.

NOTE 11 – NOTES PAYABLE:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
NOTES PAYABLE STOCKHOLDERS
Subordinated note payable to Optos Capital, LLC, a stockholder with interest payable at 9% and was due July 1, 2005. The note payable is subordinated to the M&T Revolver and Term Loan, and was due February 28, 2008	$—	$250,000
Subordinated note payable to Optos Capital, LLC, a stockholder, with interest payable at 12%. The note payable is subordinated to the M&T Revolver and Term Loan, and was due March 1, 2008	—	300,000

Subordinated notes payable to various stockholders due March, 2008. The notes have an interest rate of 12% and are subordinated to the M&T Revolver and Term Loan	550,000	660,000

Total notes payable-stockholders	$550,000	$1,210,000

The above notes payable are classified as long-term based on their subordination to the M&T Revolver and Term Loan.

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
NOTES PAYABLE – OTHER
Notes payable to former owners of ASG for the purchase of certain assets and liabilities of ALS, LLC, dated February 23, 2007, which mature on October 23, 2008. Principal and interest payments of $398,392 are payable on a quarterly basis at an interest rate of 7%.	$2,022,991	$—
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 and is due and payable December 31, 2007. Interest is calculated at 6% per annum.	450,000	450,000

	2,472,991	450,000

Less: current portion	$(1,949,458)	(450,000)

Total notes payable – long-term	$523,533	$—

NOTE 12 – LONG-TERM DEBT:

	September 30, 2007	December 31, 2006
	(unaudited)	(audited)
M&T Term Loan—$5,000,000 with a maturity date of February 23, 2012. Principal payments of $83,333, plus interest are payable monthly at LIBOR + 1.5% (8.125% at September 30, 2007). The M&T Term Loan is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Revolver. (See Note 10).	$4,533,333	$—
Subordinated note payable to Blue Lake Rancheria due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by one of the principal stockholders of the Company and is classified as long-term based on its subordination to the M&T Revolver and Term Loan.	1,290,000	1,290,000

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

	—	7,575,488
Note payable to Bridge – Term loan with borrowings up to $10,000,000 due on February 28, 2008. Interest was payable monthly at a fixed rate of 16% on an annual basis. The loan was collateralized by all of the assets of the Company and was guaranteed by the principal stockholders of the Company. The amount at December 31, 2006 is shown net of unamortized discount of $132,057 relating to the issuance of detachable warrants described below.	—	4,889,767

Total long-term debt	5,823,333	13,755,255
Less: current portion	(1,000,000)	—

Total long-term debt	$4,823,333	$13,755,255

The revolving loan and term loan from Bridge were completely paid off on February 12, 2007 from the proceeds received as a result of the Merger. This resulted in a pre-payment penalty of $1,949,928 which was expensed in the first quarter of fiscal 2007. In addition, the unamortized deferred finance costs related to the Bridge debt amounted to $370,712 at the time of pre-payment. This amount was expensed as part of the amortization of deferred financing costs in the first quarter of fiscal 2007.

Amortization of deferred financing costs for the nine months ended September 30, 2007 and 2006 was $426,979 and $289,337 respectively. Amortization of deferred financing costs for the three months ended September 30, 2007 and 2006 was $11,792 and $91,068 respectively.

Maturities of long-term debt are as follows based upon subordination to the M&T Revolver and Term Loan:

Amount
Remainder of fiscal 2007	$500,000
Fiscal 2008	1,000,000
Fiscal 2009	1,000,000
Fiscal 2010	1,000,000
Fiscal 2011	1,000,000
Fiscal 2012	1,323,333

Total	$5,823,333

The M&T Revolver (see Note 10) and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was in compliance with the covenants at September 30, 2007.

Warrants – Bridge

In connection with the Bridge $10,000,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and could be exercised until February 28, 2015. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396,000 by an independent valuation company. This initial value had been recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $132,000 and $98,000 was recorded by the Company as interest expense for the nine months ended September 30, 2007 and 2006, respectively. The warrants were fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,291,775. The warrant holders were paid $3,291,775 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

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

Stock options granted under the Company’s 2006 Long-Term Incentive Plan (“the LTI Plan”), which was approved by the stockholders on February 12, 2007, may expire up to ten years after the date of grant or earlier at the determination of the Board of Directors. Under the LTI Plan, the Company reserved 2,750,000 shares of stock in accordance with the plan’s terms. The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of the grant. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant. To date, 816,000 options have been granted to key employees and directors of the Company.

The Company’s results of operations for the three months and nine months ended September 30, 2007 include share-based employee compensation totaling $77,411 and $968,156, respectively. Such amounts have been included in the Statements of Operations in selling, general and administrative expenses. As of September 30, 2007 there was $0 of total unrecognized compensation cost related to all unvested stock options which are estimated to be $157,886. The fair value of these options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

Nine months ended September 30, 2007
Volatility	23.6%
Expected term in years	3.8 years
Risk-free interest rate	4.6%
Expected dividend yield	0

The following information relates to the stock option activity for the nine months ended September 30, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	—	—	—
Granted	816,000	$5.68	3.78 years
Exercised	—	—	—
Cancelled	—	—	—
Exercisable at September 30, 2007	816,000	$5.68	3.39 years

The aggregate intrinsic value for the options in the table above was zero as at September 30, 2007 based on the closing common share price of $3.99 as at September 30, 2007. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the fair market value of the Company’s common stock.

NOTE 14 – WARRANTS:

In connection with Terra Nova’s Offering on April 22, 2005, there were 11,040,000 Warrants issued and outstanding at September 30, 2007, which include Warrants that are part of the outstanding Units. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the Merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with Terra Nova’s Offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 Units at an exercise price of $9.90 per Unit. In addition, the Warrants underlying such Units are exercisable at $6.65 per share.

NOTE 15 – COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases offices and equipment under operating leases that expire over the next one to four years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of September 30, 2007 are as follows:

Amount
Remainder of fiscal 2007	$462,918
Fiscal 2008	865,512
Fiscal 2009	691,410
Fiscal 2010	408,033

Total	$2,427,873

Above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 9), which are $108,218, $337,149, $148,099 and $45,052 for the remainder of 2007, 2008, 2009 and 2010.

NOTE 16 – LITIGATION:

In February of 2007, the Company entered into a three party settlement agreement between the Company, Westaff, Inc (“Westaff”) and 26 employees hired by the Company who formerly worked for Westaff. The settlement arose out of lawsuits filed by Weststaff against certain of those employees. The terms of the settlement required the Company to make a one time cash payment of $266,000 to Westaff, plus legal fees of $56,000, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by the Company from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, the Company agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $0 and $322,000 for the three and nine months ended September 30, 2007.

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

On September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, LLC (“ALS”), Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR Capital, LLC – a franchisee of the Company.

The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries including Advantage Services Group II, LLC (“ASG II”), in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requests in its complaint that its damages be satisfied from the assets transferred to the Company. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part II – Item 1A (Risk Factors)).

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint (the “Potential California Complaint”) against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees have not been named). Plaintiff has alleged that the defendants (i) failed to pay overtime compensation, (ii) failed to pay wages at time of discharge, (iii) failed to pay all wages at the time required, (iv) failed to provide proper itemized wage statements, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part II – Item 1A (Risk Factors)).

Generally, the Company is engaged in various litigation from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 17 – FRANCHISE AGREEMENTS

On August 30, 2007, the Company entered into an Agreement with KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The Agreement with KOR replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR is required to pay to the Company, on a weekly basis, a royalty equal to four and one half percent of all gross revenues earned by KOR from the operation. KOR also agreed to pay the Company a royalty equal to fifty percent of the net income from the operation. Through this relationship KOR will operate and manage up to twelve of the Company’s former branches.

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

On August 13, 2007, the Company entered into an Agreement with TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate a franchise of the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG is required to pay to the Company, on a weekly basis, a royalty equal to six percent of all gross revenues earned by TZG from the operation. Through this relationship TZG will operate and manage up to twenty-five of the Company’s former branches.

The Agreement provides that the Company will, directly or indirectly, process the weekly payroll for all temporary and contract staff placed on assignment by TZG and TZG’s weekly invoices. The Agreement has a term of 99 years, but is subject to earlier termination upon certain material breaches or defaults and it may only be assigned by TZG if the assignee satisfies certain financial, business experience and character criteria acceptable to the Company

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information contained herein has been derived from the Company’s condensed consolidated financial statements and should be read together with the Company’s consolidated financial statements and related notes included in the quarterly report on Form 10-Q. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties discussed in “Risk Factors” included in the reports filed by the Company with the SEC should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. We caution readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

Overview

ClearPoint’s corporate headquarters are located in Chalfont, Pennsylvania. ClearPoint currently operates its main processing office in Maitland, Florida. ClearPoint also has 7 regional recruiting offices. In the third quarter of 2007, the Company converted approximately 40 branch locations into franchise operations.

ClearPoint provides comprehensive workforce management solutions throughout the United States, including outsourcing placement and recruiting services, vendor management services (“VMS”) and staff augmentation programs to a diversified group of clients throughout the United States in the transportation, logistics, engineering, scientific, aerospace, allied health, information technology, manufacturing, distribution, call center, financial, hospitality, food service, data processing, legal and administration industries. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. The Company derives its revenues from fees for professional services. In the third quarter of 2007, ClearPoint launched its i-Labor Network which is a virtual marketplace for on-demand staffing. Its i-Labor Network of franchisees and affiliates provide customized workforce solutions with performance-based deliverables which increase productivity.

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

ClearPoint’s significant accounting policies are described in Note 2 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2006, as filed on Form 8-K on April 5, 2007 and additional policies are described in Note 2 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations (Unaudited)

Three Months Ended September 30, 2007 Compared to

Three Months Ended September 30, 2006 (000’s)

The following summarizes select items of the income statement during the three months ended September 30, 2007 and September 30, 2006:

$ (000’s)	2007	% of Revenue	2006	% of Revenue	% Change
Net Revenue	$52,427	100.00%	$29,261	100.00%	79.2%
Cost of services	46,548	88.79%	24,199	82.70%	92.4%
Gross profit	5,879	11.21%	5,061	17.30%	16.2%
SG&A and restructuring expenses	4,068	7.75%	3,060	10.46%	33.0%
Depreciation and amortization expense	1,401	2.67%	479	1.64%	192.5%
Income from operations	410	0.78%	1,522	5.20%	-73.1%
Other income (expense)	—	—	6	0.02%	—
Interest (expense)	(529)	-1.01%	(690)	-2.36%	-23.3%
Net income (loss) before income taxes	(119)	-0.23%	838	2.86%	-114.2%
Income tax expense	39	0.07%	491	1.68%	-92.1%

Net income (loss)	$(158)	-0.30%	$347	1.19%	-145.5%

Net Revenue

ClearPoint’s revenues for the three months ended September 30, 2007 and 2006 were $52,427 and $29,261, respectively, which represents an increase of $23,166 or 79%. As a result of the Company’s recent franchising of many of its branches, the Company recorded $958 in franchise royalties in net revenue during the three months ended September 30, 2007. Revenues for the three months ended September 30, 2007 included approximately $7,165 from ClearPoint Advantage, LLC, a wholly owned subsidiary of the Company, relating to the contract rights obtained in the acquisition of certain assets and liabilities from ALS and its subsidiaries on February 23, 2007 (see Note 3 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). Of the $7,165 from ClearPoint Advantage, $591 in net revenue was related to franchise royalties. The remaining increase of $16,001 was primarily due to expansion of existing and addition of new clients in the Company’s outsourcing division, as well as, the launch of the i-Labor Network, a virtual marketplace for on-demand staffing.

Cost of Services and Gross Profit

Cost of services consist of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended September 30, 2007 and 2006 were $46,548 and $24,199, respectively, which represents an increase of $22,349, or 92.4%, which includes cost of services of $5,208 from the acquisition of ASG. ClearPoint’s gross profit for the three months ended September 30, 2007 and 2006 were $5,879 and $5,061, respectively, which represents an increase of $818 or 16.2%. As a percentage of revenue for the three months ended September 30, 2007 and 2006 ClearPoint’s gross profit was 11.2% and 17.3% respectively. The decrease in the overall gross profit percentage was primarily due to lower margin business of ASG, the organic growth in ClearPoint’s human resource outsourcing business which is priced to have lower margin but longer term contracts, offset by the higher gross margin percentage of ClearPoint’s franchise royalties as there are minimal cost of services associated with franchise royalties recognized in this quarter.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2007 and 2006 were $4,068 and $3,060, respectively, which represents an increase of $1,008 or 33.0%. SG&A expenses for the three months ended September 30, 2007 include $1,715 from the acquisition of ASG. Effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. During the three months ended September 30, 2007 and 2006 the Company did not record any additional expenses associated with restructuring and the Company recognized a reduction in accrued restructuring costs of $651 due to severance and related benefits which the Company is no longer liable for. As a result of the Company’s restructuring and recent franchising of many of its branches, the Company had substantially less selling expenses associated with the Company’s branch based operations during the three months ended September 30, 2007 which offset the increase in costs related to the ASG acquisition. As a percentage of revenue, SG&A decreased from 10.5% to 7.8% over the comparative periods largely as a result of the factors discussed.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the three months ended September 30, 2007 and 2006 were $1,401 and $479, respectively, which represents an increase of $922 or 192.5%. This increase was primarily due to the amortization of contract rights and depreciation of fixed assets acquired from ASG of $948, offset by the reduction in contract rights amortized from the Company’s previous acquisitions that were fully amortized in 2006.

Interest Expense

ClearPoint’s interest expense for the three months ended September 30, 2007 and 2006 was $529 and $690, respectively, which represents a decrease of $161, or 23.3%, primarily due to the reduced interest cost from the M&T Term Loan and Revolver compared to the Company’s previous financing as well as the change in interest associated with the warrant liability.

Nine Months Ended September 30, 2007 Compared to

Nine Months Ended September 30, 2006 (000’s)

The following summarizes select items of the income statement during the nine months ended September 30, 2007 and September 30, 2006:

$ (000’s)	2007	% of Revenue	2006	% of Revenue	% Change
Net Revenue	$139,670	100.00%	$84,800	100.00%	64.7%
Cost of services	120,015	85.93%	69,993	82.54%	71.5%
Gross profit	19,655	14.07%	14,807	17.46%	32.7%
SG&A and restructuring expenses	22,111	15.83%	10,089	11.90%	119.2%
Depreciation and amortization expense	3,926	2.81%	2,010	2.37%	95.2%
Income (loss) from operations	(6,382)	-4.57%	2,708	3.19%	-335.7%
Other income (expense)	216	0.16%	3	0.00%	7,133.3%
Interest (expense)	(1,627)	-1.16%	(2,598)	-3.06%	-37.4%
Prepayment penalty on early retirement of debt	(1,950)	-1.40%	—	—	—
Net income (loss) before income taxes	(9,743)	-6.98%	113	0.13%	—
Income tax expense (benefit)	(3,353)	-2.40%	525	0.62%	-738.6%

Net income (loss)	$(6,390)	-4.59%	$(412)	-0.49%	1,450.9%

Net Revenue

ClearPoint’s net revenues for the nine months ended September 30, 2007 and 2006 were $139,670 and $84,800, respectively, which represents an increase of $54,870 or 64.7%. As a result of the Company’s recent franchising of many of its branches, the Company recorded $958 in franchise royalties in net revenue during the nine months ended September 30, 2007. Revenues for the nine months ended September 30, 2007 included approximately $35,849 from ClearPoint Advantage, LLC, a wholly owned subsidiary of the Company, relating to the contract rights obtained in the acquisition of certain assets and liabilities from ALS and its subsidiaries on February 23, 2007 (see Note 3 to the Notes to the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The remaining increase of $19,021 was primarily due to new clients in the Company’s outsourcing division, as well as the launch of the i-Labor Network, a virtual marketplace for on-demand staffing.

Cost of Services and Gross Profit

Cost of services consist of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the nine months ended September 30, 2007 and 2006 were $120,015 and $69,993, respectively, which represents an increase of $50,022, or 71.5%, which include cost of services from ASG of $28,637. ClearPoint’s gross profit for the nine months ended September 30, 2007 and 2006 was $19,655 and $14,807, respectively, which represents an increase of $4,848 or 32.7%. As a percentage of revenue for the nine months ended September 30, 2007 and 2006 ClearPoint’s gross profit was 14.1% and 17.5%, respectively. The decrease in the overall gross profit percentage was primarily due to lower margin business of ASG and the organic growth in ClearPoint’s human resource outsourcing business which is priced to have lower margin but longer term contracts.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general and administrative expenses (“SG&A”) for the nine months ended September 30, 2007 and 2006 were $22,111 and $10,089, respectively, which represents an increase of $12,022 or 119.2%. SG&A expenses include approximately $8,671 from the acquisition of ASG effective February 23, 2007 and $10,591 from the ClearPoint’s previously existing administrative operations. In the first quarter of 2007, ClearPoint incurred $180 in incremental costs associated with the completion and due diligence of the acquisition of ASG, $1,021 in one-time bonus payments due to the successful closing of the Merger with TerraNova, and one-time payments of $322 and $80 relating to non-compete agreements of new ClearPoint employees. In the second quarter of 2007, ClearPoint recorded $1,902 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of certain employees and $950 of charges relating to the early termination of office spaces leases for a total of $2,852. During the nine months ended September 30, 2007 and 2006 the Company did not record any additional expenses associated with restructuring and the Company recognized a reduction in accrued restructuring costs of $651 due to severance and related benefits which the Company is no longer liable for. As a percentage of revenue, SG&A increased from 11.9% to 15.8% over the comparative periods largely as a result of the factors discussed.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the nine months ended September 30, 2007 and 2006 were $3,926 and $2,010, respectively, which represents an increase of $1,916 or 95.3%. This increase was primarily due to the immediate amortization of deferred finance costs in the first quarter of $370 related to the payoff of Bridge Healthcare Finance (“Bridge”) revolver and term loan and the amortization of contract rights and depreciation of fixed assets acquired from ASG of $2,205, offset by the reduction in contract rights amortized from the Company’s previous acquisitions that were fully amortized in 2006.

Interest Expense

ClearPoint’s interest expense for the nine months ended September 30, 2007 and 2006 was $1,627 and $2,598, respectively, which represents a decrease of $971, or 37.4%, primarily due to the redemption of warrants on February 12, 2007 and reduced interest cost from the M&T Term Loan and Revolver compared to the Company’s previous financing. Included in interest expense is expense relating to the amortization of the warrant discount further described below of $132 and $98 for the nine months ended September 30, 2007 and 2006, respectively, which included the immediate amortization of the discount due to the payoff of the Bridge $10,000 term loan (for further description of the Bridge loan, see Note 10 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2006, as filed on Form 8-K on April 5, 2007 and Note 12 to the Notes to ClearPoint’s Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). During the same period, interest expense related to the change in warrant liability was $0 and $51 at September 30, 2007 and 2006, respectively.

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value has been recorded as debt discount and is being amortized over the three year life of the loan by the interest method. Amortization of $132 (the balance of the debt discount) and $98 has been recorded by the Company as interest expense for the nine months ended September 30, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950 referred to in other expense below. Additionally, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007 from proceeds received as a result of the Merger. These warrants were no longer outstanding on September 30, 2007.

Other Income or Expense

For the nine months ended September 30, 2007, the Company incurred a prepayment penalty of $1,950 as a result of the early retirement of its Bridge debt on February 12, 2007.

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

On February 12, 2007, ClearPoint consummated the Merger with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. The parties to the Merger included Terra Nova, ClearPoint, CPBR and all of ClearPoint’s stockholders. At the closing of the Merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger was placed into escrow to secure the indemnity rights of Terra Nova under the merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger was placed into escrow to be released upon finalization of certain closing conditions pursuant to the merger agreement. The Merger agreement also provides for ClearPoint’s original stockholders to receive additional performance payments, in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. Upon the closing of the Merger, Terra Nova changed its name to ClearPoint Business Resources, Inc.

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

On February 23, 2007, the Company entered into new credit facilities with Manufacturers and Traders Trust Company consisting of a $20 million revolving credit facility (“Revolver”) expiring in February 2010 and a $3 million term loan (“Term Loan”) expiring in February 2012. In July 2007, the Company expanded its Term Loan to $5 million. These credit facilities bear an interest rate of LIBOR plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver is limited based upon ratios of accounts receivable and unbilled revenue. The balance at September 30, 2007 was $14,821 for the Revolver and $4,533 for the Term Loan. The M&T Revolver and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was in compliance with the covenants at September 30, 2007.

On February 23, 2007, the Company acquired certain assets and liabilities of ALS and its subsidiaries. (See Note 3 to the Notes of the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The purchase price of $24,400 consisted of cash of $19,000, a note of $2,500, shares of the Company’s common stock with a value of $2,500 (439,367 shares) and the assumption of $400 of current liabilities. ASG’s stockholders may also receive up to two additional $1,000 payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. The balance of this note payable at September 30, 2007 was $2,023.

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc. for $233 in cash and a note payable of $450 due December 31, 2007. The note payable bears interest at 6% per annum and is payable quarterly. The balance at September 30, 2007 was $450.

Effective March 31, 2005, ClearPoint entered into a subordinated note payable of $1,290 to Blue Lake Rancheria which is due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by Michael Traina, a director and Chief Executive Officer of ClearPoint, and was primarily used to assist ClearPoint in funding its workers compensation insurance policy. The balance of this note payable at September 30, 2007 was $1,290.

ClearPoint issued a 9% Amended and Restated Subordinated Note for $250 due 2008 and a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due 2008 to Optos Capital, LLC, a Pennsylvania limited liability company which is wholly-owned by Christopher B. Ferguson, a director and the President of ClearPoint, which notes were repaid during the three months ended September 30, 2007. On March 1, 2005, ClearPoint issued a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due 2008 to Fergco Bros Partnership, a New Jersey partnership of which Christopher Ferguson owns a twenty five percent (25%) ownership interest. The balance of these notes payable at September 30, 2007 was $0, $0 and $300, respectively.

On March 1, 2005, ClearPoint issued a 12% Subordinated Note in the original principal amount of $100 due 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, a director and the Chief Executive Officer of ClearPoint, which note was repaid during the three months ended September 30, 2007. The balance of this note payable at September 30, 2007 was $0.

In addition, on March 1, 2005, ClearPoint issued 12% Amended and Restated Subordinated Notes in the aggregate original principal amount of $310 due 2008 to several ClearPoint shareholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer. The balance of these notes payable at September 30, 2007 is $250.

Net cash (used in) provided by operating activities were $(8,652) and $895 for the nine months ended September 30, 2007 and 2006, respectively. The primary change in the nine months ended September 30, 2007 that resulted in $8,652 of net cash used was due to: a book net loss of $6,390; non cash items of: a deferred tax benefit of $3,425, depreciation and amortization expense of $3,926 largely due to the acquisition of contract rights, an increase in the provision for doubtful accounts of $281, and non-cash stock based compensation of $968; and cash items of: an increase in accounts receivable of $9,961 due the acquisition of ASG and the related increase in revenue, an increase in unbilled revenue of $783, an increase in prepaid expenses and other current assets of $2,128, an increase in other assets of $1,648, an increase in accounts payable of $1,302, an increase in accrued expenses and other accrued liabilities of $4,347, an increase in the accrued restructuring costs of $1,453, an increase in accrued payroll and related taxes of $3,411 and a decrease in retirement benefits due of $6.

The primary changes in the nine months ended September 30, 2006 that resulted in $895 of net cash provided by operating activities was due to a book net loss of ClearPoint of $412; non cash items of: a deferred income tax benefit of $327, depreciation and amortization expense of $2,010 largely due to the acquisition of contract rights, a reduction in the provision for doubtful accounts of $58, amortization of discount on note payable of $98 and non-cash interest on the warrant liability relating to the Bridge debt of $51; and cash items of: a decrease in accounts receivable of $646, an increase in unbilled revenue of $551, an increase in prepaid expenses and other current assets of $959, an increase in other assets of $582, an decrease in accounts payable of $330, an increase in accrued expenses and other accrued liabilities of $1,324, and an increase in accrued payroll and related taxes of $43, and a decrease in retirement benefits due of $56.

Net cash used in investing activities was $19,554 and $379 for the nine months ended September 30, 2007 and 2006, respectively. The primary uses of cash for investing activities for the nine months ended September 30, 2007 were the purchase of equipment, furniture and fixtures of $554 and the cash portion paid for the acquisition of certain assets of ASG for $19,000. The primary uses of cash for investing activities for the nine months ended September 30, 2006 was for the purchase of equipment, furniture and fixtures for $146 and the cash portion paid for the acquisition of the common stock of StaffBridge, Inc for $233.

Net cash (used in) provided by financing activities was $29,565 and $(137) for the nine months ended September 30, 2007 and 2006, respectively. The primary activities in the nine months ended September 30, 2007 were the net proceeds from issuance of common stock in connection with the Merger with Terra Nova of $27,258, repayment of borrowings and fees from Bridge for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $14,821 and the borrowing from the M&T term loan of $5,000 with repayments of $(467) and repayments of other notes payable of $660.

The primary activities in the nine months ended September 30, 2006 that resulted in net cash used of $137 were contributions of capital by principal stockholders of $594, offset by repayments from Bridge of $631, and fees incurred in refinancing of $100.

The Company believes that it will generate sufficient cash from operations and, if necessary, through available bank borrowings to finance its operations for the next twelve months.

Warrants

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise date at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value has been recorded as debt discount and is being amortized over the three year life of the loan by the interest method. Amortization of $132 (the balance of the debt discount) and $98 has been recorded by the

Company as interest expense for the nine months ended September 30, 2007 and 2006, respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. The warrant holders were paid $3,292 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007. These warrants were no longer outstanding on September 30, 2007.

As a result of Terra Nova’s Offering, there were 11,040,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding at September 30, 2007, which include Warrants that are part of the outstanding Units. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the Merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The Warrants are redeemable at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

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

Income Taxes

As of September 30, 2007, the Company had a current and long term deferred tax asset of $4,154. Management believes that after consideration of positive and negative factors that, as of September 30, 2007, it is more likely than not that the deferred tax asset will be realized as it has the ability to carry back some of the loss to the prior year and will be able to generate sufficient future taxable income.

Contractual obligations

A summary of ClearPoint’s contractual obligations as of September 30, 2007 is as follows:

$ (000’s	Total	Remainder 2007	2008	2009	2010	2011	thereafter
Revolving credit facility	$14,821	$—	$—	$—	$14,821	$—	$—
Long-term debt	5,823	500	1,000	1,000	1,000	1,000	1,323
Notes payable	2,473	1,187	1,286	—	—	—	—
Operating leases	2,428	463	865	691	409	—	—
Insurance premium	2,419	2,419	—	—	—	—	—
Retirement benefits	345	19	77	77	77	76	19
Restructuring costs	1,453	204	945	250	54	—	—

	$29,762	$4,792	$4,173	$2,018	$16,361	$1,076	$1,342

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

Retirement Benefits: Upon its acquisition of Quantum, ClearPoint assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death. On the date of acquisition of Quantum on July 29, 2005, ClearPoint recorded a liability based upon the expected remaining life of the former owner, and made payments of $58 for the nine months ended September 30, 2007 and $55 for the nine months ended September 30, 2006.

Franchise Agreements

On August 30, 2007, the Company entered into an Agreement with KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The Agreement with KOR replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR is required to pay to the Company, on a weekly basis, a royalty equal to four and one half percent of all gross revenues earned by KOR from the operation. KOR also agreed to pay the Company a royalty equal to fifty percent of the net income from the operation. Through this relationship KOR will operate and manage up to twelve of the Company’s former branches.

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

On August 13, 2007, the Company entered into an Agreement with TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate a franchise of the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG is required to pay to the Company, on a weekly basis, a royalty equal to six percent of all gross revenues earned by TZG from the operation. Through this relationship TZG will operate and manage up to twenty-five of the Company’s branches.

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

Contingencies and Litigation

In February of 2007, the Company entered into a three party settlement agreement between ClearPoint, Westaff, Inc (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266 to Westaff, plus legal fees of $56, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322 in the nine months ended September 30, 2007.

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

On September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, LLC (“ALS”), Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR Capital, LLC – a franchisee of the Company.

The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries including Advantage Services Group II, LLC (“ASG II”), in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requests in its complaint that its damages be satisfied from the assets transferred to the Company. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part II – Item 1A (Risk Factors)).

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint (the “Potential California Complaint”) against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees have not been named). Plaintiff has alleged that the defendants (i) failed to pay overtime compensation, (ii) failed to pay wages at time of discharge, (iii) failed to pay all wages at the time required, (iv) failed to provide proper itemized wage statements, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part II – Item 1A (Risk Factors)).

Generally, the Company is engaged in various litigation, from time to time, in the normal course of business. Management does not believe that the ultimate outcome of such matters, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of the operations of Company.

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

In September 2006, FASB issued SFAS No. 157, “Fair Value Measurements”. SFAS No. 157 provides enhanced guidance for using fair value to measure assets and liabilities. SFAS No. 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. SFAS No. 157 does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. The Company will adopt SFAS No. 157 effective for periods beginning January 1, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 157 will have on its condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ClearPoint’s major financial market exposure is to changing interest rates. While certain portions of ClearPoint’s debt are at a fixed percentage interest rates, ClearPoint’s borrowings under its facilities with M&T vary based on changes in interest rates. At September 30, 2007, ClearPoint has total debt outstanding on these facilities of approximately $19,354. Changes in the LIBOR rate would have an impact on ClearPoint’s cash flows, and earnings for the nine months ended September 30, 2007. For example, a 0.25% increase in the base rates would increase ClearPoint’s monthly interest expenses and negatively impact earnings and cash flows by approximately $4.

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

ClearPoint’s principal executive officer and principal financial officer note that, due to human performance error, not a process deficiency, during the three months ended September 30, 2007, ClearPoint did not timely file a Current Report on Form 8-K announcing the increased principal amount of ClearPoint’s Term Loan and amendments to its credit agreement with M&T. Such information is included in “Part II, Item 5 – Other Information” of this Quarterly Report on Form 10-Q.

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

In February of 2007, the Company entered into a three party settlement agreement between ClearPoint, Westaff, Inc (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266 to Westaff, plus legal fees of $56, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322 in the nine months ended September 30, 2007.

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

On September 21, 2007, TSIL, which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint in the U.S. District Court in Florida against the ALS Defendants, alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of ALS and a named defendant in the TSIL Litigation, controls KOR Capital, LLC – a franchisee of the Company.

The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries including ASG II, in February 2007 for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requests in its complaint that its damages be satisfied from the assets transferred to the Company. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part II – Item 1A (Risk Factors)).

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees have not been named). Plaintiff has alleged that the defendants (i) failed to pay overtime compensation, (ii) failed to pay wages at time of discharge, (iii) failed to pay all wages at the time required, (iv) failed to provide proper itemized wage statements, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part II – Item 1A (Risk Factors)).

Generally, the Company is engaged in various litigation, from time to time, in the normal course of business. Management does not believe that the ultimate outcome of such matters, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

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

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company. In addition to the other information set forth in this report, you should carefully consider the factors discussed under “Risk Factors” in our Form 8-K/A filed with the SEC on May 14, 2007, which could materially affect our business, financial condition or future results. Other than the risk factors set forth below, there have been no material changes in our risk factors from those disclosed in our Form 8-K/A filed with the SEC on May 14, 2007. The following risk factors should be read in conjunction with the risk factors included in our Form 8-K/A filed with the SEC on May 14, 2007. The risks described in such Form 8-K/A, as amended below, are not the only risks facing ClearPoint. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

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

We are subject to the TSIL Litigation and we have been threatened with the Potential California Complaint, the impact of which on our financial position and results of operations is uncertain. The inherent uncertainty related to litigation of this type and the preliminary stage of these matters makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result.

We are involved in the TSIL Litigation which alleges that the ALS Defendants failed to pay at least $2,161,172 in insurance assessments, as well as other requested damages. The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries including ASG II, in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named Insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL.

We have received the Potential California Complaint, which alleges an intent to file a lawsuit against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries on behalf of a class of employees currently and formerly employed by the defendants in California. Plaintiff has alleged that the defendants (i) failed to pay overtime compensation, (ii) failed to pay wages at time of discharge, (iii) failed to pay all wages at the time required, (iv) failed to provide proper itemized wage statements, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation.

Procedurally, both of these matters are in very preliminary stages. We believe that we have several defenses to the claims raised in these matters and intend to vigorously defend them. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of these matters or their impact on our financial position or results of operations. However, to the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations. Furthermore, Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR – a franchisee of the Company. To the extent that Kevin O’Donnell will be required to participate in or otherwise devote substantial amounts of time to the defense of the TSIL Litigation, such activities would result in the diversion of Kevin O’Donnell’s attention from the business operations of KOR and the implementation of KOR’s business strategy, which may negatively impact our financial position and results of operations.

We have converted a significant number of our former branches to a franchise model and we derive a portion of our revenue from these franchise operations. We intend for the franchise model to be a significant contributor to our revenues in the future, which presents a number of disadvantages and risks.

We have converted 40 of our former branches to a franchise model. At this time, we have two franchisees: TZG and KOR. We derive a portion of our revenue from these franchise operations. Although we believe that the franchise model is beneficial in that it allows us to substantially reduce our selling expenses associated with branch based operations, the franchise operations present a number of disadvantages and risks, such as:

•

Our ability to identify prospective franchisees with the experience and financial resources to be effective operators. Franchisees may not have access to the financial resources they need due to the unavailability of credit or other factors beyond their control;

•

The potential risks to our brand if a franchisee fails to perform or projects a brand image inconsistent with our values, even where we retain substantial rights to remedy such a default, which will likely be more significant if an arrangement places multiple markets or a large number of branches under the control of a single franchisee;

•

Although we can exercise control over our franchisees to the extent provided under the franchise agreements, the quality of the franchise operations may be diminished by any number of factors beyond our control. Consequently, franchisees may not successfully operate branches in a manner consistent with our standards and requirements, or may not hire and train qualified managers or temporary personnel; and

•

While we ultimately can take action to terminate franchisees that do not comply with the standards contained in our franchise agreements, we may not be able to identify problems and take action quickly enough and, as a result, our image and reputation may suffer, and our franchise revenues could decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 22, 2005, Terra Nova consummated the Offering of 4,800,000 Units, with each Unit consisting of one share of Terra Nova’s common stock and two Warrants, under a registration statement on Form S-1 (File No. 333-122439) which was declared effective by the SEC on April 18, 2005. On April 26, 2005, Terra Nova consummated the Offering of an additional 720,000 Units which were subject to the over-allotment option. The Units were sold at an offering price of $6.00 per Unit, generating total gross proceeds of $33.1 million. After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to Terra Nova from the Offering were approximately $29.6 million, of which $28.6 million was deposited into the Trust Fund. In connection with the Offering, Terra Nova sold to EarlyBirdCapital, Inc., a representative of the underwriters in such Offering, an option to purchase 240,000 Units at a purchase price of $9.90 per Unit.

On February 12, 2007, ClearPoint consummated the Merger with Terra Nova. Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge of $12.5 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay the redemption of warrants related to its credit facility with Bridge in the amount of $3.3 million, and (iv) to fund the acquisition of ASG and certain other related transaction costs.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Item 1.01	Entry into a Material Definitive Agreement.

Item 2.03	Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

On February 23, 2007, the Company entered into a credit agreement with Manufacturers and Traders Trust Company (“M&T”) for a $20 million revolving credit facility and a $3 million term loan (the “Term Loan”), as disclosed by the Company in a Form 8-K that was filed with the Securities and Exchange Commission on February 28, 2007.

On July 13, 2007, the Company increased the principal amount of its Term Loan with M&T from $3,000,000 to $5,000,000. The Company paid a fee of $10,000, at the rate of fifty (50) basis points on the $2,000,000 increase. The increase was reflected in an Amended and Restated Term Note as well as a First Amendment to Credit Agreement (the “Amended Credit Agreement”). In addition to increasing the principal amount of the Term Loan, the Amended Credit Agreement (i) modified the interest payment dates, (ii) modified the “Applicable Commitment Fee Percentage” definition utilized in calculating any revolving credit commitment fee due to M&T, and (iii) modified the “Applicable Margin” definition utilized in calculating any letter of credit fees due to M&T and the interest rates.

The foregoing is a summary of the material provisions of the Amended and Restated Term Note and Amended Credit Agreement. This summary is qualified in its entirety by reference to the Amended and Restated Term Note and Amended Credit Agreement, which are incorporated by reference in their entirety herein and copies of which are attached to this Quarterly Report on Form 10-Q as Exhibits 4.1 and 10.3, respectively. Capitalized terms which are not defined in this Quarterly Report on Form 10-Q shall have the meanings assigned to such terms in the Amended and Restated Term Note and Amended Credit Agreement.

ITEM 6.	EXHIBITS

Exhibit No.	Description
4.1	Amended and Restated Term Note, dated July 13, 2007, payable to Manufacturers and Traders Trust Company in the original principal amount of $5,000,000

10.1	Franchise Agreement, dated August 13, 2007, by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC

10.2	Franchise Agreement, dated August 30, 2007, by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC

10.3	First Amendment to Credit Agreement, date July 13, 2007, by and between ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

Date: November 13, 2007	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date: November 13, 2007	By:	/s/ Kurt A. Braun
Kurt A. Braun
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
4.1	Amended and Restated Term Note, dated July 13, 2007, payable to Manufacturers and Traders Trust Company in the original principal amount of $5,000,000

10.1	Franchise Agreement, dated August 13, 2007, by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC

10.2	Franchise Agreement, dated August 30, 2007, by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC

10.3	First Amendment to Credit Agreement, date July 13, 2007, by and between ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.