Form 10-K
period 2007-12-31
Clearpoint Business Resources, Inc
filed 2008-04-15
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              .

Commission file number 000-51200

ClearPoint Business Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0434371
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Manor Drive, Suite 110 Chalfont, Pennsylvania	18914
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 997-7710

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock	The NASDAQ Stock Market LLC
Warrants	The NASDAQ Stock Market LLC
Units	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act)    Yes  ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $30,945,790 based on the closing sale price as reported on The NASDAQ Capital Market. For the purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of the registrant and holders of more than 10% of the registrant’s common stock on June 29, 2007.

The number of shares outstanding of the registrant’s common stock as of March 24, 2008 was 13,208,916 shares.

Documents Incorporated by Reference:

Selected portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders have been incorporated by reference into Part III of this Form 10-K.

CLEARPOINT BUSINESS RESOURCES, INC.

i

PART I

This Annual Report on Form 10-K of ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties including those set forth herein under Part I, Item 1A—Risk Factors or elsewhere in this Annual Report on Form 10-K and in other reports filed by the Company with the SEC should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Item 1.	Business.

Company Overview

The Company is a leading Workforce Management Solutions provider to clients ranging from small businesses to Fortune 500 companies. ClearPoint’s iLabor network is a proprietary, technology-based platform that provides its clients a comprehensive web-based portal to streamline the process involved in procurement and management of temporary labor through a network of ClearPoint-approved staffing vendors. The iLabor platform provides a virtual marketplace for the electronic procurement (“e-procurement”) of temporary labor and provides the client with one contract and one contact point to order temporary labor on a national scale. ClearPoint’s proprietary suite of technologies provides an efficient human capital portal that allows companies to manage their workforce in one click. iLabor is an on-demand e-procurement solution that is hosted by ClearPoint which eliminates the need for clients to install and maintain costly hardware and software applications. The client can access iLabor through standard Internet connections and web browsers, which also eliminates the need for time consuming and costly systems integrations. The iLabor platform provides real time feedback on all posted positions and provides a centralized reporting mechanism for clients to review and monitor their spending on temporary labor on a national basis.

The introduction in 2007 of ClearPoint’s iLabor technology has allowed the Company to position itself uniquely in the Human Capital industry. The iLabor network is a technology-based procurement method that provides a low cost and easy alternative for ClearPoint’s clients, as well as traditional staffing companies in the industry, to procure temporary labor through a ClearPoint-approved staffing vendor network that has national coverage. It is the national scope of ClearPoint’s vendor base of temporary labor suppliers that enables the Company to effectively and efficiently meet the stringent demands of iLabor clients, often within very tight time constraints. The iLabor platform is a fully scalable product offering that can accommodate significant growth in transaction volumes for ClearPoint without significant increases to the Company’s existing cost structure.

In the second half of 2007, the Company moved the majority of its branch offices to a franchise model, enabling the Company to focus on its technology platforms rather than the day to day recruitment and placement of temporary labor. Two franchisees, KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, and TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, assumed responsibilities for operating and managing respective former branch offices. In return, ClearPoint received from KOR, on a weekly basis, a royalty fee equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company a royalty equal to 50% of the net income from its operations. From TZG, the Company received, on a weekly basis, a royalty fee equal to 6% of all gross revenues earned by TZG from its operations. This effectively allowed ClearPoint to significantly reduce its fixed operating costs while maintaining a recurring revenue stream from its client base.

In March 2008, the KOR franchise agreement was terminated and the associated customer contracts were sold to StaffChex, Inc. (“StaffChex”). In return, ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint (“CPR”), received 15,444 shares of common stock of StaffChex and is entitled to receive an additional 23,166 shares of common stock of StaffChex subject to certain earnout provisions. In addition, StaffChex entered into an iLabor Network Supplier Agreement with CPR, whereby iLabor would be the technology for StaffChex to fulfill open positions for temporary labor. In return, CPR would receive a percentage (initially 2.25%, but subject to reduction based on hitting certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services provided by StaffChex, regardless of whether such services were provided through the iLabor network.

In February 2008, the TZG franchise agreement was terminated and the operations and management of the associated customer contracts were licensed to Optos Capital, LLC (“Optos”), a company owned by Christopher Ferguson, the former director, President and Secretary of the Company and CPR. CPR was entitled to receive a license fee of 5.2% of total cash receipts from Optos’s temporary staffing services.

These transactions in February-March 2008 enabled ClearPoint to initiate a debt reduction strategy which included the outsourcing of workers’ compensation insurance policies and the transfer of payroll funding obligations for temporary employees to StaffChex and Optos.

On April 8, 2008, the license agreement with Optos was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Koosharem Corp., a California corporation doing business as Select Staffing (“Select”), where CPR is entitled to receive annually the first 10% of all annual gross sales of the subcontracted contracts up to $36 million of annual gross sales and whereby Select licensed the use of CPR’s iLabor network in exchange for a $1.2 million payment ($900,000 on April 8, 2008 and $300,000 on July 1, 2008).

ClearPoint’s corporate headquarters are located at 1600 Manor Drive, Suite 110, Chalfont, Pennsylvania 18914. The Company’s telephone number is 215-997-7710 and Internet website is www.clear-point.com.

Significant Transactions

ClearPoint was formed in Delaware on July 21, 2004. CPR, a wholly-owned subsidiary of ClearPoint, formerly known as Mercer Staffing, Inc. (“Mercer”), was formed in Delaware on January 1, 2005, as a holding company of its wholly owned subsidiaries consisting of, among others, Mercer Ventures Inc. (“MVI”) and Allied Contract Services, LLC (“Allied”). At that time, the owners of MVI and Allied exchanged their respective ownership interests for the common stock of Mercer. MVI, a Pennsylvania corporation, has been in existence since 2001. Allied, a Pennsylvania limited liability company, was formed in 2004 to acquire certain assets of New Staff, Inc. Mercer acquired 100% of common stock of Quantum Resources Corporation (“Quantum”) on July 29, 2005. Effective July 12, 2006, Mercer changed its name to ClearPoint Business Resources, Inc. and then after the merger (as described below), changed its name again to ClearPoint Resources, Inc.

On August 14, 2006, CPR acquired 100% of the common stock of StaffBridge, Inc. for $233,000 in cash and a note payable of $450,000 due December 31, 2007. The note payable bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the note payable was amended to extend the maturity date to June 30, 2008. In addition, the amount of the note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. CPR incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock of the Company.

On February 12, 2007, CPR merged with a wholly-owned subsidiary of Terra Nova Acquisition Corporation (“Terra Nova”), whereby as a result of the merger (the “merger”), stockholders of CPR received 6,051,549 shares of Terra Nova common stock and CPR became a wholly-owned subsidiary of Terra Nova. A certain percentage of shares of common stock issued by Terra Nova to CPR’s stockholders is being held in escrow to secure the indemnity rights of Terra Nova under the merger agreement. The merger agreement also provides for the stockholders to receive additional performance payments in three separate annual payments based on the share price of Terra Nova’s common stock after the merger. The performance payments are payable in a combination of cash and shares. No such payments have been made to date and none are yet due. Upon the closing of the merger, Terra Nova changed its name to ClearPoint Business Resources, Inc. and its securities became listed on The NASDAQ Capital Market (symbol: CPBR).

Effective February 23, 2007, ClearPoint acquired certain assets and current liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million, shares of ClearPoint’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ASG’s stockholders may also receive up to two additional $1 million payments in shares of ClearPoint’s common stock based on financial and integration performance metrics of ClearPoint in calendar years 2007 and 2008. No such payments have been made to date.

On February 23, 2007, the Company entered into new credit facilities (the “M&T Credit Agreement”) with Manufacturers and Traders Trust Company (“M&T”) consisting of a $20 million revolving credit facility (“M&T Revolver”) expiring in February 2010 and a $3 million term loan (“Term Loan”) expiring in February 2012. In July 2007, the Company amended the M&T Credit Agreement to increase its Term Loan to $5 million in the First Amendment to the M&T Credit Agreement. Until the Second Amendment mentioned below, these credit facilities carried an interest rate of the London Interbank Offered Rate (“LIBOR”) plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver is limited based upon ratios of accounts receivable and unbilled revenue. The M&T Revolver and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement (the “Second Amendment”), dated as of March 21, 2008, among ClearPoint, the M&T Lenders and M&T. Pursuant to the Second Amendment, the M&T Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the revolving credit commitments was gradually reduced from $20,000,000 to $15,000,000 at March 21, 2008 and $4,000,000 at June 30, 2008; (ii) the applicable margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any revolving credit loan that is a Eurodollar loan and a base rate loan, respectively, and (b) 4.5% and 2.25% for any term loan that is a Eurodollar loan and a base rate loan, respectively; (iii) the applicable commitment fee percentage, which is included in the calculations of commitment fees payable by ClearPoint on the amount of the unused revolving credit commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of total debt or senior debt, as applicable, to modified EBITDA were amended to lower the ratios as of September 30, 2008. The Second Amendment, and its reduction in revolving credit commitments, is a byproduct of the Company’s debt reduction strategy, mentioned above in the “Company Overview.”

On August 13, 2007, the Company entered into an agreement (“TZG Agreement”) with TZG, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate a franchise of the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to the Company, on a weekly basis, a royalty fee equal to 6% of all gross revenues earned by TZG from its operations. Through this relationship, TZG operated and managed up to twenty-five of the Company’s former branches. The TZG Agreement was amended on August 27, 2007 to include additional clients in southern California. As discussed below, this TZG Agreement was terminated on February 28, 2008.

On August 30, 2007, the Company entered into an agreement (“KOR Agreement”) with KOR, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, KOR was required to pay to the Company, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company, on a weekly basis, a royalty equal to 50% of the net income from KOR’s operations. Through this relationship, KOR operated and managed up to twelve of the Company’s former branches. As discussed below, this KOR Agreement was terminated on March 5, 2008.

On December 31, 2007, CPR entered into a purchase agreement (the “MVI Purchase Agreement”) effective as of December 31, 2007 with CPR’s wholly owned subsidiary, Mercer Ventures, Inc., a Pennsylvania corporation (“MVI”), and TradeShow Products Inc. (“TradeShow”). Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,205,983. In addition, CPR will earn a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.

On February 7, 2008, CPR entered into a purchase agreement (the “HRO Purchase Agreement”) effective as of February 7, 2008, with CPR’s wholly owned subsidiary, ClearPoint HRO, LLC, a Delaware limited liability company (“HRO”), and AMS Outsourcing, Inc., a Montana corporation (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800,000, with $400,000 to each of Michael Traina, the Company’s and CPR’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the Company’s and CPR’s former director, President and Secretary, in consideration for loans totaling $800,000 made to CPR. Pursuant to a voting agreement, each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of issued and outstanding shares of the Company’s common stock. The terms of the Promissory Notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each Promissory Note is $400,000, they bear interest at the rate of 6% per annum, which will be paid quarterly, and they are due on February 22, 2009. The Promissory Notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement.

On February 28, 2008, ClearPoint Workforce, LLC (“CPW”), a wholly owned subsidiary of CPR, advanced $800,000, on behalf of Optos, to the provider of Optos’s outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008 which were payable to Michael Traina and Christopher Ferguson in the aggregate amount of $800,000.

On February 28, 2008, CPR entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”), dated as of February 28, 2008, with StaffChex, subject to certain conditions for the completion of the transaction. Under the StaffChex Purchase Agreement, StaffChex assumed certain liabilities of CPR and acquired from CPR all of the Customer Account Property, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR, pursuant to the KOR Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. In consideration for the Customer Account Property acquired from CPR, StaffChex issued to CPR 15,444 shares of common stock of StaffChex and is obligated to issue up to 23,166 shares of StaffChex’ common stock, subject to the earnout provisions set forth in the StaffChex Purchase Agreement. In addition, CPR entered into an iLabor agreement with StaffChex whereby

StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations.

On February 28, 2008, CPR and its subsidiary, CPW, entered into a Licensing Agreement (the “Optos Licensing Agreement”), with Optos, of which Christopher Ferguson, the Company’s and CPR’s former director, President and Secretary, is the sole member. Pursuant to a voting agreement, Mr. Ferguson is an indirect beneficial owner of more than 50% of issued and outstanding shares of the Company’s common stock. Pursuant to the Optos Licensing Agreement, ClearPoint (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, as amended, and all contracts and contract rights for the clients included on such list. In consideration of the licensing of the Program, which is part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos Licensing Agreement to its lender under such credit agreements. The TZG Agreement was terminated on February 28, 2008. The Company did not incur any early termination penalties in connection with such termination.

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007 (the “Employment Agreement”), the Employment Agreement is of no further force and effect. Under the Ferguson Separation Agreement, Mr. Ferguson agreed not to be a designee under the Voting Agreement and not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company has agreed to enter into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities. The Ferguson Separation Agreement also includes various representations, covenants and other provisions customary for an agreement of this nature.

On March 1, 2005, CPR issued a Promissory Note (“Blue Lake Note”) to Blue Lake Rancheria, a recognized Indian tribe (“Blue Lake”), for $1,290,000 in principal amount guaranteed by Michael Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR. The Blue Lake Note matured on March 31, 2008.

Effective March 31, 2008, the Company amended and restated the Blue Lake Note and extended its maturity date under the Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). The Blue Lake Agreement sets forth certain agreements between CPR and Blue Lake with respect to the amendment and restatement of the Blue Lake Note. CPR and Blue Lake have acknowledged that the Blue Lake Agreement constitutes a legally binding obligation and commitment on the parties thereto which will be further documented in definitive, binding agreements to be completed no later than April 14, 2008. Pursuant to the Blue Lake Agreement, the principal amount of $1,290,000 is due and payable as follows: (i) $200,000 was paid on April 8, 2008, (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the amended and restated Blue Lake Note.

On March 1, 2005, CPR issued the Amended and Restated Notes (collectively the “Sub Notes” and each Amended and Restated Note, a “Sub Note”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. Partnership (collectively, the “Sub Noteholders,” and individually, a “Sub Noteholder”), stockholders of ClearPoint, for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. Partnership is controlled by Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR. The Sub Notes matured on March 31, 2008.

Effective March 31, 2008, the Company amended and restated the Sub Notes and extended their maturity dates under the following agreements: (i) the Second Amended and Restated Promissory Note, dated March 31, 2008 (the “Amended Sub Note” and collectively, the “Amended Sub Notes”) issued by CPR to each Sub Noteholder; and (ii) a Warrant (the “Sub Note Warrant”) to purchase 15,000 shares (“Sub Note Warrant Shares”) of ClearPoint’s common stock issued to each Sub Noteholder for every $100,000 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note is due and payable on March 31, 2009, provided that CPR has the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder. In consideration of each Sub Noteholder agreeing to extend the maturity date of their Sub Note, ClearPoint agreed to issue the Sub Note Warrant to the Sub Noteholders to purchase, in the aggregate, 82,500 Sub Note Warrant Shares as described below. The Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55, the closing price per share of common stock on March 31, 2008. If CPR extends the maturity date of the Amended Sub Note to March 31, 2010, then the Sub Noteholders will have the right to receive additional Sub Note Warrants to purchase, in the aggregate, additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55. The initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

On April 8, 2008 the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Select, where CPR is entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of CPR’s iLabor network in exchange for a $1.2 million payment ($900,000 on April 8, 2008 and $300,000 on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination.

Technology and Services Offered by ClearPoint

ClearPoint has emerged as a technology based service provider in the electronic procurement of temporary labor through its iLabor platform and StaffPillar platform. In addition, the Company, through its partners or vendor network, continues to provide its traditional workforce management services to its clients, throughout the

United States, utilizing customized contracting and pricing methodologies to meet the needs of each client. The Company derives its revenues predominantly from the following key services:

•

iLabor. ClearPoint’s iLabor network is a proprietary technology-based platform which is hosted by ClearPoint and which provides its clients a comprehensive web-based portal to streamline the process involved in procurement and management of contingent workforces through a network of ClearPoint-approved staffing vendors. The iLabor platform provides a virtual marketplace for the e-procurement of temporary labor and provides the client with one contract and one contact point to order temporary staff on a national scale, without the requirement to implement a costly systems integration. ClearPoint’s proprietary suite of technology provides an efficient human capital portal that allows companies to manage their workforce in one click.

•

StaffPillar. ClearPoint’s StaffPillar technology, used by clients, provides a system for human resource outsourcing, customized managed services programs, and workforce optimization embedded within the clients’ internal technology infrastructure. ClearPoint’s human resource outsourcing service becomes an extension of its client’s human resource department as a sole source provider of staffing services for both contract and direct positions. ClearPoint will also design and implement performance based solutions for its clients and provide value-added consulting services tailored to the client’s business. ClearPoint’s vendor management services system is a management program that encompasses every facet of coordinating, ordering, planning and tracking of all contract/temporary personnel, including contract employees from other staffing companies, and utilizes ClearPoint’s personnel onsite with its clients to help them optimize their workforce and reduce expenses.

•

Business Services. ClearPoint, through its approved partners, provides business process outsourcing, support services and benefits solutions and administration for clients. ClearPoint designs its business services and outsourcing programs to be client-specific business service solutions tailored to meet the needs of the particular client, which are easier and more cost effective for the client than building the necessary in-house recruiting and credentialing infrastructure. The goal of each outsourced program is to improve the client’s process and outcomes for the particular division that will be operated by ClearPoint. ClearPoint’s outsourcing offering also includes managing other functions for the client, such as payroll administration, training and retention programs, risk management and call centers.

•

Project-Based Staff Augmentation. Primarily from ClearPoint’s approved vendor network, ClearPoint provides full service project solutions, executive search and temporary and permanent placement, contract recruiting services and short- and long-term hourly-based assignments for clients in both commercial services and professional services. ClearPoint’s Project-Based Staff Augmentation for commercial services specializes in the transportation, logistics and distribution industry, with regional hubs located in the top five transportation markets in the United States.

•	License Fees. Where ClearPoint has sold, subcontracted or licensed contracts to partners, ClearPoint receives a license fee based on the revenues generated by the partners.

Temporary Staffing E-Procurement and Services Industry

Temporary staffing and outsourcing have become an integral way for companies to increase scale and focus on core competencies while controlling employment costs and mitigating certain employment-related risks. The temporary staffing industry provides flexible, efficient and cost-effective staffing solutions to help companies meet a variety of human resource needs. Companies rely on staffing providers to meet personnel needs during periods of peak workloads caused by factors such as seasonality, special projects, vacation, illness, emergency and rapidly changing economic conditions. In addition, companies realize cost savings from using flexible staffing services by outsourcing the process and expense of advertising, screening, interviewing, testing and training job candidates to outsourced staffing providers.

iLabor is a tool for companies that take advantage of the temporary labor workforce. iLabor is a virtual marketplace for such companies to e-procure temporary labor from a national network of more than 1,000

ClearPoint vendors that compete for each position. The strength of ClearPoint’s vendor base ensures that posted positions are filled on a timely basis and the robust and flexible iLabor architecture provides its clients with the ability to monitor their total spends on temporary labor with real-time feedback. ClearPoint has made it simple and inexpensive for its clients to access a pool of temporary labor by avoiding time consuming systems integrations and costly hardware and software application purchases and installations.

The entire spectrum of staffing companies stands to benefit from the widespread and growing practice of outsourcing human capital needs. Typically, the industry has generated strong growth in periods of economic expansion. ClearPoint management believes that growth in demand for staffing services may become strengthened by anticipated labor market tightness resulting from demographic trends such as the baby boomers leaving the workforce. Companies that provide access to qualified labor in a scarce labor environment are expected to be increasingly valuable to employers.

Clients

ClearPoint’s clients range in size from small businesses to Fortune 500 companies located throughout the United States. ClearPoint’s clients operate primarily in the transportation, logistics, engineering, scientific, aerospace, allied health, information technology, manufacturing, distribution, call center, financial, hospitality, food service, retail, data processing, legal and administration industries. With the introduction of iLabor, ClearPoint’s client base now includes other providers of temporary labor which use iLabor to fill open positions they are not able to fill themselves due to resource constraints or limitations in geographic coverage, providing them with incremental revenues and earnings.

Historically, ClearPoint has sought to maintain a diverse client base in an effort to reduce the impact of client turnover. However, ClearPoint cannot assure that the diversity in client base will be maintained. No single customer accounted for more than 5% of ClearPoint’s revenues for the year ended December 31, 2007. The top ten customers of ClearPoint generated, in the aggregate, approximately 21% of ClearPoint’s revenue in 2007.

Competition

ClearPoint competes with e-procurement technology providers in the temporary staffing industry as well as other traditional temporary staffing firms offering similar services on a national, regional or local basis. The staffing business is very competitive and highly fragmented, with limited barriers to entry into the market, and no company has a dominant market share in the United States. ClearPoint is not aware of any competitors that compete directly with its iLabor platform.

In the temporary staffing industry, historically, ClearPoint’s strongest competitors include national staffing companies that have greater financial resources and larger marketing presence, as well as specialty providers in certain verticals. However, with the introduction of iLabor, ClearPoint today operates as a clearing house for clients’ temporary staffing requirements, where many of the national staffing companies have now signed on to the iLabor network, thereby becoming the fulfillment arm of ClearPoint’s iLabor ordering system. Small, local providers are also signing on to the iLabor network. ClearPoint’s future success will depend on the adoption rate of the iLabor procurement system by corporate buyers of temporary staffing as well as by larger staffing companies looking to generate incremental revenues and earnings.

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors including but not limited to competition in its markets, availability of qualified personnel and the personnel demands of its clients. Historically, ClearPoint has experienced a rise in demand from its transportation clients in the fourth quarter due to the increase in the shipment of products for the holiday season. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and customer planning cycles. Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients. ClearPoint’s recent transactions and focus on iLabor help to mitigate the seasonality.

Insurance

ClearPoint currently maintains insurance coverage for general liability, workers’ compensation, property insurance, professional liability, auto insurance, umbrella coverage, commercial crime and directors and officers. Management of ClearPoint believes that the types of coverage, deductibles, reserves and limits of liability currently in place are adequate.

Intellectual Property

ClearPoint currently owns several trademarks and trade names. It will continue to develop trademarks where appropriate and take the necessary steps to protect such marks. ClearPoint also utilizes copyright protection for such intellectual property as the source code to our proprietary software technologies iLabor and StaffPillar. From time to time, ClearPoint may license its technology to clients and negotiate for exclusive development rights or other ownership rights that may arise from the relationship with the client.

Employees

As at December 31, 2007, ClearPoint employed 46 full-time staff employees in Chalfont, Pennsylvania and Maitland, Florida. ClearPoint currently employs approximately 19 full-time staff employees located in Chalfont, Pennsylvania.

Item 1A.	Risk Factors.

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this section “Risk Factors,” as well as in certain other sections contained in this report, refer to ClearPoint and its subsidiaries. You should carefully consider the risks and uncertainties described below, as well as the other information included in this report, before making your investment decisions with respect to our securities. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations. If any of these risks or uncertainties actually occur, our business, financial condition and results of operations could be materially and adversely affected. In that case, the value of our securities could decline substantially.

Risks Related to Our Business

We may be unable to obtain adequate financing to implement our business plan or repay our existing debt obligations, which will negatively impact our liquidity and ability to continue operations.

We are highly leveraged and have very limited financial resources. At December 31, 2007, we had cash and cash equivalents of approximately $2.0 million and approximately $39.6 million in total liabilities.

Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results, which may negatively impact our efforts to arrange financing on satisfactory terms. If adequate funds are not available, or are not available on acceptable terms, we may not be able to implement our business plan or repay our existing debt obligations. The failure to obtain capital on acceptable terms will also negatively impact our liquidity and ability to continue operations. See also “— We incurred losses over the last three fiscal years, and continued losses may negatively impact our business, ability to repay debt, financial condition and results of operations,” and “— Our indebtedness may limit cash flow available for our operations.”

We incurred losses over the last three fiscal years, and continued losses may negatively impact our business, ability to repay debt, financial condition and results of operations.

We incurred net losses of approximately $12.4 million, $1.4 million and $1.2 million for the fiscal years ended December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007 we had an accumulated deficit of approximately $15.7 million. If we continue to experience losses, it may negatively impact our business, ability to repay debt, financial condition and results of operations.

Our indebtedness may limit cash flow available for our operations.

As of December 31, 2007, we had total long-term debt of approximately $20.3 million. In connection with the merger with Terra Nova, we retired all outstanding debt with Bridge Healthcare Finance, LLC (“Bridge”) in the amount of approximately $12.5 million. In order to finance the acquisition of certain assets of ASG, on February 23, 2007, we entered into a $20.0 million revolving credit facility with M&T and a $3.0 million term loan with M&T, increased to a $5.0 million term loan on July 13, 2007 in the First Amendment to the M&T Credit Agreement. As of December 31, 2007, we had $4.3 million of subordinated and other notes from various sources, as described herein, to finance our operations and acquisitions. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete and require us to dedicate more cash flow to service our debt than we desire. Subject to limitations in our credit agreement, we may incur additional debt in the future, for acquisitions or otherwise, and servicing this debt could further limit our cash flow.

Restrictive covenants in our credit agreement with M&T may reduce our operating flexibility, which may have an adverse effect on our business and financial condition.

The credit agreement (including all amendments) related to our revolving credit facility and term loan contains various financial covenants as well as covenants that restrict our ability to, among other matters:

•	incur other indebtedness;

•	enter into any merger or consolidation transaction;

•	sell, lease, assign or otherwise dispose of all or substantially all of our property, business or assets;

•	make acquisitions or investments; and

•	pay dividends or make other distributions on our capital stock.

These restrictions may limit our ability to obtain future financing, make capital expenditures or otherwise take advantage of business opportunities that may arise from time to time. Our ability to meet the financial covenants can be affected by events beyond our control, such as general economic conditions.

Pursuant to the terms of the credit agreement with M&T, the failure to comply with covenants constitutes an event of default and entitles the lender to, among other remedies, declare the loans due and payable. If the lender accelerates the repayment of borrowings or exercises other remedies available to it in the event of default, it will have a material adverse effect on our business, financial condition and results of operations.

Approximately 21% of our 2007 revenues were generated from our ten largest customers, the loss of any one of which could have a material adverse effect on our business, financial condition and results of operations.

Approximately 21% of our 2007 revenues were generated from our ten largest customers. The loss of any one of these customers could have a material adverse effect on our business, financial condition and results of operations.

10.1

We operate in a highly competitive industry and may be unable to compete successfully against our existing or new competitors, which may adversely impact our business, financial condition and results of operations.

ClearPoint competes with e-procurement technology providers in the temporary staffing industry as well as other traditional temporary staffing firms offering similar services on a national, regional or local basis.

ClearPoint is not aware of any competitors that compete directly with its iLabor platform. However, there are other companies that offer e-procurement software that also relate to the procurement of labor and these companies may have greater financial resources than ClearPoint and there is no assurance that iLabor may be successful in gaining market share.

The staffing services market is highly competitive with limited barriers to entry. Some of our strongest competitors include national companies that have greater financial resources and larger marketing presence. Additionally, we compete with specialty providers in certain verticals. We also compete for customers with small, privately held competitors. Price competition in the employment services industry is intense. We expect that the level of competition will remain high, which could limit our ability to maintain or increase our market share or profitability.

There has been a significant increase in the number of customers consolidating their staffing services purchases with a single provider or small group of providers. The trend to consolidate purchases has in some cases made it more difficult for us to obtain or retain customers. We also face the risk that our current or prospective customers may decide to provide similar services internally. If we are unable to successfully compete in the employment services industry, it may adversely affect our business, financial condition and results of operations.

Our iLabor and vendor management software solutions will consistently require upgrades to compete with other software solutions being offered, which will involve a significant capital investment.

We currently provide software and technology platforms for the procurement of temporary labor by our clients. We utilize our proprietary software and technology solutions, iLabor and StaffPillar, to provide vendor management solutions to our customers. We will need to spend a portion of our capital to continuously upgrade and customize the iLabor and StaffPillar software product. If we do not invest a significant portion of our capital to continuously upgrade and customize our vendor management software and technology platform, we may be unable to compete effectively.

Interruptions or delays in service from our iLabor or StaffPillar platforms could materially adversely affect our business, financial condition and results of operations.

We provide much of our services, including iLabor and StaffPillar, through computer hardware and software that is hosted both at our headquarters and at our clients’ sites. All web-hosting and other technology distribution facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at any facility where our technology is housed or hosted could result in lengthy interruptions in our service, which could materially adversely affect our business, financial condition and results of operations.

If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

In 2007, ClearPoint started using iLabor as a technology-based method to enable its clients to procure temporary labor through a ClearPoint-approved staffing vendor network. iLabor constitutes a major component of ClearPoint’s business plan going forward. If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

Our approved vendor base in iLabor may not be able to successfully fill open positions posted by our clients, which could materially adversely affect our business, financial condition and results of operations.

We are dependent on our approved staffing vendor base in iLabor to fill open positions posted by our clients. If we are unable to fill sufficient open positions in iLabor through our vendor base, we may be unable to compete effectively, which could materially adversely affect our business, financial condition and results of operations.

Any significant recurrent economic downturn could result in our clients using fewer temporary employees, which could materially adversely affect our business, financial condition and results of operations.

Demand for our staffing services is significantly affected by the general level of economic activity and unemployment in the United States. Frequently, clients use temporary staffing services to manage personnel costs and staffing needs. When economic activity increases, temporary employees are often added before full-time employees are hired. However, as economic activity slows, many clients reduce their utilization of temporary employees before releasing regular full-time employees. Typically, we may experience less demand for our services and more competitive pricing pressure during periods of economic downturn, which could materially adversely affect our business, financial condition and results of operations.

We are highly dependent on our senior management and the continued performance and productivity of our approved vendor base; the loss of their services could have a material adverse impact on our business, financial condition and results of operations.

We are highly dependent on the continued efforts of the members of our senior management as well as the performance and productivity of our vendor base. The loss of any of the members of our senior management may cause a significant disruption in our business. In addition, the loss of any staffing suppliers in our vendor base may jeopardize existing customer relationships with businesses that use our services based on relationships with these individuals. The loss of the services of members of our senior management or suppliers in our vendor base could have a material adverse effect on our business, financial condition and results of operations.

If our vendors fail to attract and retain qualified personnel, it may negatively impact our business, financial condition and results of operations.

Our success depends upon our vendors’ ability to attract and retain qualified temporary and full-time personnel who possess the skills and experience necessary to meet the staffing requirements of our clients. Our vendors must continually evaluate and upgrade their base of available qualified personnel to keep pace with changing client needs and emerging technologies. Furthermore, a substantial number of their temporary employees during any given year will terminate their employment with them and accept regular staff employment with our clients. Competition for individuals, especially qualified transportation personnel, with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to our vendors in sufficient numbers. If our vendors are unable to attract the necessary qualified personnel for our clients, it may have a negative impact on our business, financial condition and results of operations.

Our staffing vendors may be exposed to employment-related claims and costs that could materially adversely affect our business, financial condition and results of operations.

Our staffing vendors are in the business of employing people and placing them in the workplace of our clients. Attendant risks of these activities include, but are not limited to:

•	possible claims by clients of employee misconduct or negligence;

•	claims by employees of discrimination or harassment (including claims relating to actions of our clients);

•	fines and costs related to the inadvertent employment of illegal aliens;

•	payment of workers’ compensation claims and other similar claims;

•	violations of wage and hour requirements;

•	errors and omissions of temporary employees (this would include claims of negligence due to a temporary employee’s lack of intimate familiarity with a client’s operations); and

•	claims by clients relating to employees’ misuse of customer proprietary information, misappropriation of funds, other criminal activity or torts or similar claims.

Some or all of these claims may give rise to litigation which could include us as a named party, which could be time-consuming to our management team as well as costly to us. Such claims could also materially negatively affect our vendors’ business and financial position, which could adversely impact the viability of our vendor network. Therefore, such claims could have a material adverse effect on our business, financial condition and results of operations. There may also be negative publicity with respect to these problems that could have a material adverse effect on our business.

We have converted a significant number of our branches to a licensing and subcontracting model and we derive a portion of our revenue from these operations.

We have converted a significant number of our branches to a licensing and subcontracting model. We derive a portion of our revenue from these licensee and subcontractor relationships. Although we believe that the licensing and subcontracting model is beneficial in that it allows us to substantially reduce our expenses and certain risks associated with branch based operations, the licensing and subcontracting model presents a number of disadvantages and risks, including, but not limited to, the following:

•

The potential risks to our brand if our licensee or subcontractor fails to perform or projects a brand image inconsistent with our values, even where we retain substantial rights to remedy such a default, which will likely be more significant if an arrangement places multiple markets or a large number of branches under the control of a single licensee or subcontractor; and

•

Although we can exercise control over our licensee and subcontractor to the extent provided under the license and subcontract agreements, the quality of the licensed and subcontracted operations may be diminished by any number of factors beyond our control. Consequently, the licensee and subcontractor may not successfully operate branches in a manner consistent with our standards and requirements, or may not hire and train qualified managers or temporary personnel.

If we fail to maintain an effective system of internal control over financial reporting and disclosure controls and procedures, we may be unable to accurately report our financial results and comply with our reporting requirements. As a result, current and potential stockholders, clients and vendors may lose confidence in our financial reporting and disclosure, which could adversely affect our business and we could be subject to regulatory scrutiny.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on this assessment, our management determined that our internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and identified certain material weaknesses in our internal control over financial reporting. If the remedial policies and procedures we plan to implement are insufficient to address the identified material weaknesses or if additional significant deficiencies or material weaknesses relating to our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic future management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Internal control deficiencies could also cause investors, as well as our clients and vendors, to lose confidence in our reported financial information. Although we believe that we have addressed, or will address in the near future, our material weaknesses in internal control over financial reporting, we cannot guarantee that the measures we have taken to date or any future measures will remediate the material weaknesses identified or that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. We have prepared an internal plan of action for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 as described in this Annual Report on Form 10-K. However, we cannot guarantee that we will not have any “significant deficiencies” or “material weaknesses” within our processes. Compliance with the requirements of Section 404 is expected to be expensive and time-consuming. While we are working diligently to execute our plan of action, if we fail to execute this plan in a timely manner, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders, as well as our clients and vendors, to lose confidence in our financial reporting and disclosure required under the Exchange Act, which could adversely affect our business.

We are subject to the TSIL Litigation and the Brown Litigation, the impact of which on our financial position and results of operations is uncertain. The inherent uncertainty related to litigation of this type and the preliminary stage of these matters makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result.

We are involved in a complaint filed in the U.S. District court in Florida by Temporary Services Insurance Ltd. (“TSIL”) (the “TSIL Litigation”) which alleges that ALS, LLC (“ALS”), Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”) failed to pay at least $2,161,172 in insurance assessments, as well as other requested damages. We are also named as a defendant because we acquired certain assets from ALS and its wholly owned subsidiaries, including Advantage Services Group II, LLC (“ASG II”), in February 2007, for which we paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL.

We are involved in a complaint filed in the Superior Court of the State of California (Alameda County) by James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act (the “Brown Litigation”) which alleges that ClearPoint Advantage, LLC, a wholly owned subsidiary of CPR, has (i) failed to pay overtime compensation to him and to all California employees similarly situated, (ii) failed to pay wages at time of discharge to him and to all California employees similarly situated, (iii) failed to pay all wages at the time required to him and to all California employees similarly situated, (iv) failed to provide proper itemized wage statements to him and to all California employees similarly situated, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation to him and to all California employees similarly situated.

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

Risks Related to Our Securities

Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

In connection with the merger, Vahan Kololian, our lead director, Michael D. Traina, our Chairman of the board of directors and Chief Executive Officer, and Optos Capital, LLC, controlled by Christopher Ferguson, our former director, President and Secretary, entered into a voting agreement. These persons have agreed to vote for each other’s designees to our board of directors through director elections in 2008. Accordingly, they will be able to control the election of directors and, therefore, our policies and direction during the term of the voting agreement. As of March 24, 2008, these persons beneficially owned 57% of our common stock. This concentration of ownership and voting agreement could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock. See “—Anti-takeover provisions to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.”

There is not presently an active market for shares of our common stock and, therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity.

Although shares of our common stock are listed on The NASDAQ Capital Market, the trading in our common stock has substantially less liquidity than the trading in the securities of many other companies listed on that market. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for the shares of our common stock does not develop, you may be unable to resell your shares of common stock at or above the price you paid for them or at any price.

Our stock price may be subject to significant volatility and could suffer a decline in value.

The market price of our common stock may be subject to significant volatility. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock and could cause the market price of our common stock to decline. These factors include, but are not limited to, the following:

•	actual or anticipated variations in our quarterly operating results;

•	announcements of new services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	changes in general economic conditions;

•	actual or anticipated changes in laws and government regulations;

•	changes in industry trends or conditions; and

•	sales of a significant number of shares of our common stock or other securities in the market.

In addition, the stock market in general, and The NASDAQ Capital Market in particular, have experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of listed companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Anti-takeover provisions to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

Anti-takeover provisions in the General Corporation Law of the State of Delaware and our Amended and Restated Certificate of Incorporation and Bylaws could hinder or delay a change in control of our company, including transactions in which holders of common stock might otherwise receive a premium over the market price of their shares at the time of the transaction. For example, our Amended and Restated Certificate of Incorporation establishes a classified or “staggered” board of directors, which means that only approximately one third of our directors is required to stand for election at each annual meeting of our stockholders. Our Amended and Restated Certificate of Incorporation authorizes us to issue 60,000,000 shares of common stock and 1,000,000 shares of “blank check” preferred stock. No shares of preferred stock were outstanding as of March 24, 2008. As of March 24, 2008, 13,208,916 shares of common stock were issued and outstanding, 11,040,000 shares of common stock were issuable upon the exercise of the warrants, 240,000 shares of common stock were issuable upon the exercise of the underwriters’ purchase option, 480,000 shares of common stock were issuable upon the exercise of warrants which underlie the underwriters’ purchase option and 2,750,000 shares of common stock were reserved for issuance under our 2006 Long-Term Incentive Plan (“the LTI Plan”). Therefore, our board of directors may issue additional shares of common stock or issue preferred stock convertible into shares of common stock, which could significantly dilute the ownership of a potential acquirer. Also, pursuant to our Bylaws, it may be difficult for the potential acquirer to call a special meeting of our stockholders because only a majority of the board of directors, our Chief Executive Officer, the Chairman or the stockholders owning a majority of our capital stock entitled to vote may call a special meeting of stockholders. For a discussion of the anti-takeover effect of the voting agreement among our three stockholders, see “—Voting control by our executive officers, directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.”

We may issue shares of preferred stock that could be entitled to dividends, liquidation preferences and other special rights and preferences not shared by holders of our common stock.

We are authorized to issue up to 1,000,000 shares of “blank check” preferred stock. We may issue shares of preferred stock in one or more series as our board of directors may from time to time determine without stockholder approval. The voting powers, preferences and other special rights and the qualifications, limitations or restrictions of each such series of preferred stock may differ from each other. The issuance of any such series of preferred stock could materially adversely affect the rights of holders of our common stock and could reduce the value of our common stock.

We do not pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.

We are subject to contractual limitations on the payment of dividends under our credit agreement. As a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on our common stock if we become insolvent or the payment of dividends will render us insolvent. We do not pay, and we do not anticipate paying, any cash dividends on the common stock in the foreseeable future.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The headquarters of ClearPoint are located at 1600 Manor Drive, Suite 110, Chalfont, PA 18914. ClearPoint leases approximately 5,500 square feet and pays a monthly fee of $11,000, with its lease expiring on May 31, 2010.

Item 3.	Legal Proceedings.

From time to time, ClearPoint is a party to litigation and other legal proceedings. Notwithstanding claims for workers’ compensation benefits, ClearPoint is not involved in any litigation that would have a material adverse effect on the business.

On September 21, 2007, TSIL, which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint in the U.S. District Court in Florida against the ALS Defendants, alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of ALS and a named defendant in the TSIL Litigation, controlled KOR, a former franchisee of the Company.

The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including ASG II, in February 2007 for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requests in its complaint that its damages be satisfied from the assets transferred to the Company. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I—Item 1A (Risk Factors)).

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and also filed a Crossclaim against ALS making claims for contractual and common law indemnity. On January 31, 2008, ALS filed its Answer to the Company’s Crossclaim, denying all claims, and filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008, requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I—Item 1A (Risk Factors)).

The complaint in the Brown Litigation alleges that CP Advantage has (i) failed to pay overtime compensation (Calif. Labor Code Section 1194 and 2699(f)) to him and to all California employees similarly situated, (ii) failed to pay wages at time of discharge (Calif. Labor Code Sections 201, 202 and 203 and 2699(f)) to him and to all California employees similarly situated, (iii) failed to pay all wages at the time required (Calif. Labor Code Sections 204 and/or 204b and 2699(f)) to him and to all California employees similarly situated, (iv) failed to provide proper itemized wage statements (Calif. Labor Code Section 226(a)) to him and to all California employees similarly situated, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation (Calif. Labor Code Section 212 and 2699(f)) to him and to all California employees similarly situated. On March 25, 2008, CP Advantage filed its Answer and denied all claims. In addition, on March 26, 2008, CP Advantage filed a Notice of Removal to remove the Brown Litigation to the United States District Court of the Northern District of California. Brown seeks unspecified penalties, damages, interest, attorneys’ fees, costs of suit and, in relation to the claim regarding the alleged issuance of checks drawn on out-of-state banks with no in-state address for presentation, an injunction to preclude such alleged conduct.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our units, common stock and warrants became listed on The NASDAQ Capital Market under the symbol “CPBRU,” “CPBR” and “CPBRW,” respectively, as of February 13, 2007. Prior to February 13, 2007, our common stock was quoted on the Over-the-Counter Bulletin Board under the symbols “TNVAU,” “TNVA” and “TNVAW,” respectively.

The following table sets forth the high and low sales prices per share of our common stock on the Over-the-Counter Bulletin Board and The NASDAQ Capital Market, as applicable, for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

(in dollars)	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	6.09	2.05	4.50	1.60	0.55	0.05
Third Quarter	6.51	5.45	5.13	3.17	0.86	0.22
Second Quarter	8.75	6.40	6.40	4.80	1.40	0.65
First Quarter (beginning 2/13/07)	9.24	8.30	6.47	4.90	1.65	1.10
First Quarter (through 2/12/07)	8.45	7.25	5.95	5.48	1.30	0.82
2006:
Fourth Quarter	7.33	6.15	5.49	5.22	0.82	0.44
Third Quarter	6.40	5.90	5.29	5.15	0.60	0.30
Second Quarter	6.59	6.10	5.30	5.21	0.72	0.40
First Quarter	6.50	5.85	5.30	5.08	0.74	0.40

Dividend Policy

The Company has not paid any cash dividends on its common stock to date. The Company does not anticipate declaring any dividends in the foreseeable future.

We are subject to contractual limitations on the payment of dividends under our credit agreement. In addition, as a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. We do not pay, and we do not anticipate paying, any cash dividends on the common stock in the foreseeable future.

Holders

As of March 24, 2008, there were 20 record holders of our common stock, 1 record holder of our units and 1 record holder of our warrants.

The description of ClearPoint’s equity compensation plans is incorporated by reference to Part III, Item 12 of this Annual Report on Form 10-K.

Item 6.	Selected Financial Data.

The selected financial data for the last five years ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively, were derived from audited consolidated financial statements of ClearPoint. The following selected financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto, especially as the information pertains to the fiscal years ended December 31, 2007, 2006 and 2005.

The information presented may not be indicative of future performance of ClearPoint. ClearPoint’s financial position and results of operations for the fiscal years ended December 31, 2004 and 2003 may not be comparative to other periods as a result of certain acquisitions, as more fully described in ClearPoint’s financial statements.

Summary of Selected Financial Data

(In thousands, except per share data)

	Fiscal Year Ended December 31
	2007	2006	2005	2004	2003
Statement of Operations Data:
Revenue	$191,685	$113,942	$84,200	$28,670	$9,763
Cost of services	166,631	93,337	68,789	22,596	8,210

Gross profit	25,054	20,605	15,411	6,074	1,553
Selling, general and administrative expenses	26,705	13,550	11,025	5,344	1,351
Restructuring expense	2,201	—	—	—	—
Depreciation and amortization expense	10,313	2,489	2,013	743	100

Income (loss) from operations	(14,165)	4,566	2,373	(13)	102
Interest expense, net	(1,872)	(5,072)	(3,648)	(429)	(55)
Other income (expense)	(1,474)	26	(1)	77	—

Net income (loss) before income tax expense (benefit)	(17,511)	(480)	(1,276)	(365)	47
Income tax expense (benefit)	(5,121)	945	(77)	21	8

Net income (loss)	$(12,390)	$(1,425)	$(1,199)	$(386)	$39

Net income (loss) per common share—basic and diluted	$(1.00)	$(0.24)	$(0.20)	$(0.06)	$0.01

Balance Sheet Data:
Working capital (current assets less current liabilities)	$(3,188)	$9,070	$8,601	$(13)	$221
Total assets	55,277	22,253	22,388	6,742	734
Total long-term debt, net of current	8,523	14,965	13,927	415	317
Stockholders’ equity (deficit)	15,646	(2,714)	(1,883)	(684)	(299)
Other Data (unaudited):
EBITDA, as Adjusted	$604	$7,055	$5,386	$730	$202

Non-GAAP Financial Measures

Calculation of EBITDA, as Adjusted

ClearPoint presents EBITDA, as Adjusted, because management believes that this information is relevant to ClearPoint’s business. ClearPoint defines “EBITDA” as net income (loss) before:

•	Income taxes;

•	Interest expense and factoring fees;

•	Interest expense on warrant liability;

•	Other (income) expense; and

•	Depreciation and amortization.

ClearPoint defines “EBITDA, as Adjusted,” as EBITDA before one-time, non-recurring and restructuring expenses.

Management uses EBITDA, as Adjusted, as an important financial measure to assess the ability of ClearPoint’s assets to generate cash sufficient to pay interest on its indebtedness, meet capital expenditure and working capital requirements, and otherwise meet its obligations as they become due. Management believes that the presentation of EBITDA included in this report provides useful information regarding ClearPoint’s results of operations because they assist in analyzing and benchmarking the performance and value of ClearPoint’s business.

Although ClearPoint uses EBITDA, as Adjusted, as a financial measure to assess the performance of its business, there are material limitations to using a measure such as EBITDA, as Adjusted, including the difficulty associated with using it as the sole measure to compare the results of one company to another and the inability to analyze significant items that directly affect a company’s net income (loss) or operating income because it does not include certain material costs, such as interest and taxes, necessary to operate our business. In addition, ClearPoint’s calculation of EBITDA, as Adjusted, may not be consistent with similarly titled measures of other companies and should be viewed in conjunction with measures that are computed in accordance with GAAP. Management compensates for these limitations in considering EBITDA, as Adjusted, in conjunction with its analysis of other GAAP financial measures, such as net income (loss). The following table presents a reconciliation of EBITDA, as Adjusted, to net income, its most directly comparable GAAP financial measure, on a historical basis, for the periods presented.

Reconciliation of ClearPoint’s EBITDA, as Adjusted, to Net Income (Loss) (in thousands)

	Fiscal Year Ended December 31
	2007(1)	2006	2005(2)	2004	2003
Net income (loss)	$(12,390)	$(1,425)	$(1,199)	$(386)	$39
Income taxes (benefit)	(5,121)	945	(77)	21	8
Interest expense and factoring fees	1,872	3,349	2,475	429	55
Interest expense on warrant liability	—	1,723	1,173	—	—
Other (income) expense	1,474	(26)	1	(77)	—
Depreciation and amortization	10,313	2,489	2,013	743	100

EBITDA	(3,852)	7,055	4,386	730	202
Non-recurring items(3)	4,456	—	1,000	—	—

EBITDA, as Adjusted	$604	$7,055	$5,386	$730	$202

(1)	Fiscal 2007 includes the acquisition of ASG made on February 23, 2007.
(2)	Fiscal 2005 includes the acquisition of Quantum made on July 29, 2005.
(3)	Non-recurring items reflect one-time, non-recurring expenses and restructuring expense.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained herein has been derived from the Company’s consolidated financial statements and should be read together with the Company’s consolidated financial statements and related notes included in this Annual Report on Form 10-K. This Annual Report on Form 10-K contains “forward-looking statements” withing the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties including those set forth herein under Part I, Item 1A—Risk Factors or elsewhere in this Annual Report on Form 10-K and in other reports filed by the Company with the SEC should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

All figures in ClearPoint’s Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in thousands (000s) of dollars unless otherwise noted.

Overview

ClearPoint is a leading Workforce Management Solutions provider to clients ranging from small businesses to Fortune 500 companies. ClearPoint’s iLabor network is a proprietary technology-based platform that provides its clients a comprehensive web-based portal to streamline the process involved in procurement and management of temporary labor through a network of ClearPoint-approved staffing vendors. The iLabor platform provides a virtual marketplace for the “e-procurement” of temporary labor and provides the client with one contract and one contact point to order temporary labor on a national scale. ClearPoint’s proprietary suite of technologies provides an efficient human capital portal that allows companies to manage their workforce in one click. iLabor is an on-demand e-procurement solution that is hosted by ClearPoint which eliminates the need for clients to install and maintain costly hardware and software applications. The client can access iLabor through standard Internet connections and web browsers, which also eliminates the need for time consuming and costly systems integrations. The iLabor platform provides real time feedback on all posted positions and provides a centralized reporting mechanism for clients to review and monitor their spending on temporary labor on a national basis.

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

The preparation of the Company’s consolidated financial statements and notes thereto requires management to make estimates and assumptions that affect the amounts and disclosures reported within those financial statements. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers’ compensation costs, collectibility of accounts receivable, impairment of goodwill and intangible assets, contingencies, litigation and income taxes. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of the Company’s consolidated financial statements. There have been no material changes to these policies during fiscal 2007.

Revenue Recognition. The Company records revenue from the sale of temporary staffing, permanent placement fees, and temp-to-hire fees by Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Temp-to-hire fees are generally recorded when the temporary employee is hired directly by the customer. ClearPoint reserves for billing adjustments, principally related to overbillings and client disputes, made after year end that relate to services performed during the fiscal year. The reserve is estimated based on historical adjustment data as percent of sales. Permanent placement fees are recorded when the candidate commences full-time employment and, if necessary, sales allowances are established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which is typically 30-60 days.

The Company accounts for its revenue and the related direct costs of its franchise arrangements in accordance with Emerging Issues Task Force (“EITF”) 99-19, “Recording Revenue Gross as a Principal versus Net as an Agent”. The Company first assesses whether it acts as a principal in its transactions or as an agent acting on the behalf of others. When the Company is the principal in a transaction and has the risks and rewards of ownership, ClearPoint records the transaction gross in its statements of operations. Where ClearPoint acts merely as an agent, only the net fees earned are recorded in the Company’s statements of operations. Under the traditional franchise agreement, ClearPoint has the direct contractual arrangements with its customers and the contracts are binding on the Company. ClearPoint was also the employer of all temporary employees in the franchise agents’ operations and, as such, is obligated for the temporary employee payroll, related payroll taxes and the risk of loss for accounts receivable collection. As the Company retains the risks and rewards of ownership, the revenue and costs of services of its franchise agents are included in its results of operations. Each accounting period, the Company remits to each franchisee either a portion of the gross profit or a portion of the sales generated by its office(s), based on what the relevant franchise agreement dictates. Franchise agents’ sales represented 1.3%, 0% and 0% of the Company’s total revenue for fiscal 2007, 2006 and 2005, respectively. Franchise agents’ share of gross profit represents the net distribution paid to the franchise agents for their services in marketing to customers, recruiting temporary employees and servicing customer accounts.

Workers’ Compensation Reserves. The Company self-insures the deductible amount related to domestic workers’ compensation claims, which were either $250 or $500 per claim, depending upon which policy, for policy years 2007, 2006 and 2005. The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and may adjust the accruals based on the results of the valuations. As the result of the estimated costs, the Company estimates that the insurance carriers will issue rebates based on its findings. For the years ended December 31, 2007, 2006 and 2005, the Company projects to receive refunds of $2,880, $1,506 and $(35) of rebates, respectively.

Collectibility of Accounts Receivable. The Company provides an allowance for uncollectible accounts receivable based on an estimation of losses which could occur if customers are unable to make required payments. The Company evaluates this allowance on a regular basis throughout the year and makes adjustments as the evaluation warrants. If the financial condition of the Company’s customers were to deteriorate resulting in an impairment of their ability to make payments, additional allowances may be required. These allowances were $3,179 at December 31, 2007, and $405 at December 31, 2006. The Company’s estimates are influenced by numerous factors including its large, diverse customer base, which is disbursed across a wide geographical area. No single customer accounted for more than 10% of accounts receivable for fiscal year 2007.

Goodwill and Other Intangible Assets. Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives continue to be amortized over their useful lives. The valuation methodologies considered include analyses of estimated future discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to the Company’s. As part of the assessment, management relies on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon market interest rates and the cost of capital at the valuation date. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. It is possible that the assumptions underlying the impairment analysis will change in such a manner that impairment may occur in the future. The Company performs its annual impairment tests in the fourth quarter of each fiscal year.

Income Taxes. The Company accounts for income taxes by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in its financial statements or tax returns. As required under SFAS No. 109, “Accounting for Income Taxes”, the Company measures these expected future tax consequences based upon provisions of tax law as currently enacted. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations. The Company also provides a reserve for tax contingencies when it believes a probable and estimatable exposure exists.

ClearPoint’s significant accounting policies are described in Note 2 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K.

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors including but not limited to competition in its markets, availability of qualified personnel and the personnel demands of its clients. Historically, ClearPoint has experienced a rise in demand from its transportation clients in the third and fourth quarter due to the increase in the shipment of products for the holiday season. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and customer planning cycles. Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients. This revenue seasonality will also typically impact the Company’s profitability as most operating expenses are spread evenly throughout the year. ClearPoint’s recent transactions and focus on iLabor help to mitigate the seasonality.

Results of Operations

Twelve Months Ended December 31, 2007 Compared to Twelve Months Ended December 31, 2006

The following summarizes select items of ClearPoint’s consolidated statement of operations for the twelve months ended December 31, 2007 and December 31, 2006:

$(000’s)	2007	% of Revenue	2006	% of Revenue
Revenue	$191,685	100.0%	$113,942	100.0%
Cost of services	166,631	86.9%	93,337	81.9%

Gross profit	25,054	13.1%	20,605	18.1%
Selling, general and administrative expenses	26,705	13.9%	13,550	11.9%
Restructuring expenses	2,201	1.1%	—	—%
Depreciation and amortization expense	10,313	5.4%	2,489	2.2%

Income (loss) from operations	(14,165)	(7.4)%	4,566	4.0%
Interest income (expense)	(1,872)	(1.0)%	(5,072)	(4.5)%
Other income (expense)	(1,474)	(0.8)%	26	0.0%

Net loss before income taxes	(17,511)	(9.1)%	(480)	(0.4)%
Income tax expense (benefit)	(5,121)	(2.7)%	945	0.8%

Net loss	$(12,390)	(6.5)%	$(1,425)	(1.3)%

Revenue

ClearPoint’s revenues for the years ended December 31, 2007 and 2006 were $191,685 and $113,942, respectively, which represented an increase of $77,743 or 68%. In 2007, revenues included approximately $37,180 relating to the contract rights obtained in the acquisition of certain assets and liabilities from ASG on February 23, 2007 (see Note 3 to the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). As a result of the Company’s recent franchising of many of its branches, the Company recorded $2,580 in franchise royalties in net revenue during the year ended December 31, 2007. The remaining increase was primarily due to new clients in the Company’s outsourcing division, as well as the launch of the iLabor network, a virtual marketplace for on-demand staffing.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the services to the client. ClearPoint’s cost of services for the years ended December 31, 2007 and 2006 were $166,631 and $93,337, respectively, which represented an increase of $73,294, or 79%, which included cost of services from ASG of $28,880. ClearPoint’s gross profit for the years ended December 31, 2007 and 2006 was $25,054 and $20,605, respectively, which represented an increase of $4,449 or 22%. As a percentage of revenue for the years ended December 31, 2007 and 2006 ClearPoint’s gross profit was 13.1% and 18.1%, respectively. The decrease in the overall gross profit percentage was primarily due to lower margin business of ASG and the organic growth in ClearPoint’s human resource outsourcing business which is priced to have lower margin but longer term contracts partially offset by the higher gross margin of the franchise royalties.

Selling, General and Administrative Expenses, and Restructuring Expenses

ClearPoint’s selling, general and administrative expenses (“SG&A”) for the years ended December 31, 2007 and 2006 were $26,705 and $13,550, respectively, which represented an increase of $13,155 or 97%. In 2007, SG&A expenses included approximately $8,244 from the acquisition of ASG effective February 23, 2007. This increase in SG&A expenses in 2007 also included $1,021 in one-time bonus payments due to the successful closing of the merger with Terra Nova, and a net increase of $2,774 in the provision for doubtful accounts. These increases in SG&A were partially offset by the transfer of branch office costs to franchisees largely in the fourth quarter of 2007. As a percentage of revenue, SG&A increased from 11.9% to 13.9% over the comparative periods, largely as a result of the factors discussed.

In addition, effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,251 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950 of charges relating to the early termination of office spaces leases for a total of $2,201. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the year ended December 31, 2007, the Company paid out $1,177 and recognized a reduction in accrued restructuring costs of $651 due to severance and related benefits which the Company is no longer liable for since one of the Company’s former franchisees hired the employees to whom severance was expected to be paid out, and these former employees waived their right to receive severance.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the years ended December 31, 2007 and 2006 were $10,313 and $2,489, respectively, which represented an increase of $7,815 or 314%. This increase was primarily due to a write down of contract rights of $5,029 with respect to contract rights acquired from Quantum and ASG, the amortization of contract rights and depreciation of fixed assets acquired from ASG of $3,154, and the immediate amortization of deferred finance costs in the first quarter of $370 related to the payoff of Bridge revolver and term loan. These increases were offset by the reduction in contract rights amortized from the Company’s previous acquisitions that were fully amortized in 2006.

Interest Expense

ClearPoint’s interest expense for the years ended December 31, 2007 and 2006 was $1,872 and $5,072, respectively, which represented a decrease of $3,200, or 63%, primarily due to the redemption of warrants on February 12, 2007 and reduced interest cost from the M&T Term Loan and Revolver compared to the Company’s previous financing. Included in interest expense is the amortization of the warrant discount further described below of $132 and $134 for the years ended December 31, 2007 and 2006, respectively, which included the immediate amortization of the discount due to the payoff of the Bridge $10,000 term loan (for further description of the Bridge loan, see Note 12 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2007 included in this Annual Report on Form 10-K). During the same period, interest expense related to the change in warrant liability was $0 and $1,723 at December 31, 2007 and 2006, respectively.

In connection with the Bridge $10,000 term loan on February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value was recorded as debt discount and was amortized over the three year life of the loan by the interest method. Amortization of $132 (the balance of the debt discount) and $134 was recorded by the Company as interest expense for the years ended December 31, 2007 and 2006, respectively. The warrants were fair valued each reporting period and the increase/decrease reflected as interest expense/income in the consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. As a result of the merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950 referred to in “Other Income or Expense” below. Additionally, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007 from proceeds received as a result of the merger. These warrants were no longer outstanding on December 31, 2007.

Other Income or Expense

For the year ended December 31, 2007, the Company incurred a prepayment penalty of $1,950 as a result of the early retirement of its Bridge debt on February 12, 2007.

The gain on sale of subsidiary is due to: on December 31, 2007, CPR entered into a purchase agreement (the “MVI Purchase Agreement”) effective as of December 31, 2007 with CPR’s wholly owned subsidiary, MVI, and TradeShow Products Inc. (“TradeShow”). Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,205,983.

Twelve Months Ended December 31, 2006 Compared to Twelve Months Ended December 31, 2005

The following summarizes select items of ClearPoint’s consolidated statement of operations for the twelve months ended December 31, 2006 and December 31, 2005:

$(000’s)	2006	% of Revenue	2005	% of Revenue
Revenue	$113,942	100.0%	$84,200	100.0%
Cost of services	93,337	81.9%	68,789	81.7%

Gross profit	20,605	18.1%	15,411	18.3%
Selling, general and administrative expenses	13,550	11.9%	11,025	13.1%
Depreciation and amortization expense	2,489	2.2%	2,013	2.4%

Income from operations	4,566	4.0%	2,373	2.8%
Interest income (expense)	(5,072)	(4.5)%	(3,648)	(4.3)%
Other income (expense)	26	0.0%	(1)	0.0%

Net loss before income taxes	(480)	(0.4)%	(1,276)	(1.5)%
Income tax expense (benefit)	945	0.8%	(77)	(0.1)%

Net loss	$(1,425)	(1.3)%	$(1,199)	(1.4)%

Revenue

ClearPoint’s revenues for the years ended December 31, 2006 and 2005 were $113,942 and $84,200, respectively, which represented an increase of $29,742 or 35%. Revenues for the years ended December 31, 2006 and 2005 for Quantum were $42,507 and $24,265, yielding an increase of $18,242 attributed to operating the company for a full twelve months during 2006. (See Note 3 in the Notes to the Consolidated Financial Statements). This increase was offset by a loss in revenue of a major outsourcing client which represented $16,114 in the year ended December 31, 2005. The net increase in ClearPoint’s revenue was primarily attributable to the organic growth in ClearPoint’s human resource outsourcing business and the organic growth from several of ClearPoint’s transportation-focused branches. ClearPoint also initiated customized managed services programs which brought ClearPoint several contracts that had increased revenues during the period.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s gross profit increased by $5,194 and as a percentage of revenue for the years ended December 31, 2006 and 2005 was 18.1% and 18.3%, respectively. This decrease was primarily due to organic growth in ClearPoint’s human resource outsourcing business which is typically of lower margin but longer term contracts. However, the decrease was offset by stronger demand in the higher gross margin transportation staffing market and continued control of workers’ compensation insurance expenses through internal safety programs.

Selling, General and Administrative Expenses

ClearPoint’s SG&A for the years ended December 31, 2006 and 2005 were $13,550 and $11,025, respectively, which represented an increase of $2,525. This increase was primarily due to the inclusion of Quantum’s operations for 12 months in 2006 compared to 5 months in 2005 which increased SG&A by $2,562.

As a percentage of revenue, SG&A expenses were reduced from 13.1% to 11.9% during the same period due to the prior investment in building back office operations. This reduction was accomplished during the Company’s continued geographic expansion of new offices from which ClearPoint’s transportation-based associate services were performed.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the years ended December 31, 2006 and 2005 were $2,489 and $2,013, respectively, which represent an increase of $476 or 24%. This increase was primarily due to the amortization of the contract rights acquired through Quantum.

Interest Expense

ClearPoint’s interest expense for the years ended December 31, 2006 and 2005 was $5,072 and $3,648, respectively, which represented an increase of $1,424 or 39%. However, during the same period, interest expense not related to the change in the warrant liability increased $873, which was in direct correlation with the increased borrowings associated with the Quantum acquisition. Interest expense related to the change in the warrant liability increased $551 as a result of the increase in the value of certain warrant liability.

The warrants related to the Bridge $10,000 term loan as discussed above, were initially valued at $396 by an independent valuation company. This initial value was recorded as debt discount and was amortized over the three year life of the loan by the interest method. Amortization of $134 and $130 was recorded by the Company as interest expense for the years ended December 31, 2006 and 2005, respectively. The warrants as a liability were fair valued each reporting period and the increase/decrease was reflected as interest expense/income in the consolidated statement of operations. As of December 31, 2006 and 2005, the warrants were independently revalued at $3,292 and $1,569, respectively, and the increase in the liability of $1,723 and $1,173 has been charged to interest expense on warrant liability, respectively.

Liquidity and Capital Resources

ClearPoint’s short and long-term liquidity needs have been financed primarily through cash generated by operating activities and through various forms of debt and equity financing. As of December 31, 2007, ClearPoint’s traditional use of cash flow was for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing. In ClearPoint’s new iLabor-focused business model, these funding requirements are reduced substantially since the Company’s main focus is no longer to act as the employer for the temporary personnel, but rather to be the facilitator, bringing together clients and suppliers of temporary labor, via ClearPoint’s iLabor network.

The Company believes that with the amendments it has made to its debt and notes payable, it will generate sufficient cash from operations and, if necessary, through available bank borrowings and capital raising transactions to finance its operations for the next twelve months.

Significant Transactions

On February 12, 2007, CPR consummated the merger with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into CPR. At the closing of the merger, the CPR stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. The merger agreement also provides for CPR’s original stockholders to receive additional performance payments in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. The performance payments are payable in a combination of cash and shares. No such payments have been made to date and none are yet due. Upon the closing of the merger, Terra Nova changed its name to ClearPoint Business Resources, Inc.

Upon consummation of the merger, $30,600 was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3,300 for professional fees and other direct and indirect costs related to the merger, the net proceeds amounted to $27,300. The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of ClearPoint issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of Terra Nova and related recapitalization.

As a result of the merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292.

On February 23, 2007, the Company entered into new credit facilities with M&T consisting of a $20,000 revolving credit facility (“Revolver”) expiring in February 2010 and a $3,000 term loan (“Term Loan”) expiring in February 2012. In July 2007, the Company amended the M&T Credit Agreement to increase its Term Loan to $5 million in the First Amendment to the M&T Credit Agreement. Until the Second Amendment mentioned below, these credit facilities carried an interest rate of LIBOR plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver is limited based upon ratios of accounts receivable and unbilled revenue. The balance at December 31, 2007 was $14,813 for the Revolver and $4,283 for the Term Loan. The M&T Revolver and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was not in compliance with the covenants at December 31, 2007, but received a waiver from M&T for the period ended December 31, 2007. In connection with the waiver, the Company paid a $100,000 waiver fee to M&T.

On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement, dated as of March 21, 2008, among ClearPoint, the Lenders and M&T. Pursuant to the Second Amendment, the Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the Revolving Credit Commitments was gradually reduced from $20,000 to $15,000 at March 21, 2008 and $4,000 at June 30, 2008; (ii) the Applicable Margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any Revolving Credit Loan that is a Eurodollar Loan and a Base Rate Loan, respectively, and (b) 4.5% and 2.25% for any Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the Applicable Commitment Fee Percentage, which is included in the calculations of Commitment Fees payable by ClearPoint on the amount of the Unused Revolving Credit Commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of Total Debt or Senior Debt, as applicable, to Modified EBITDA were amended to lower the ratios as of September 30, 2008.

On February 23, 2007, the Company acquired certain assets and liabilities of ASG (see Note 3 to the Notes of the Consolidated Financial Statements included in this Annual Report on Form 10-K). The purchase price of $24,400 consisted of cash of $19,000, a note of $2,500, shares of the Company’s common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ASG’s stockholders may also receive up to two additional $1,000 payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at December 31, 2007 was $2,023.

On December 31, 2007, CPR entered into the MVI Purchase Agreement effective as of December 31, 2007 with CPR’s wholly owned subsidiary, MVI and TradeShow. Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,205,983. In addition, CPR will earn a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc. for $233 in cash and a note payable of $450 due December 31, 2007. The note payable bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the note payable was amended to extend the maturity date to June 30, 2008. In addition, the amount of the note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock of the Company. The balance of this note payable at December 31, 2007 was $487.

On August 30, 2007, the Company entered into an agreement with KOR, a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The Agreement with KOR replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to the Company, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company, on a weekly basis, a royalty equal to 50% of the net income from KOR’s operations. Through this relationship KOR operated and managed up to twelve of the Company’s former branches. This KOR Agreement was terminated on March 5, 2008.

On August 13, 2007, the Company entered into an Agreement with TZG, a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate a franchise of the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to the Company, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation. Through this relationship TZG operated and managed up to twenty-five of the Company’s branches. This TZG Agreement was terminated on February 28, 2008.

On February 7, 2008, CPR entered into the HRO Purchase Agreement effective as of February 7, 2008, with CPR’s wholly owned subsidiary, HRO, and AMS. Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Under the Ferguson Separation Agreement, the Company has agreed to enter into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities.

On February 28, 2008, CPR entered into the StaffChex Purchase Agreement with StaffChex, subject to certain conditions for the completion of the transaction. Under the StaffChex Purchase Agreement, StaffChex assumed certain liabilities of CPR and acquired from CPR all of the Customer Account Property, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR, pursuant to the KOR Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. In consideration for the Customer Account Property acquired from CPR, StaffChex issued to CPR 15,444 shares of common stock of StaffChex and is obligated to issue up to 23,166 shares of StaffChex’ common stock, subject to the earnout provisions set forth in the StaffChex Purchase Agreement. In addition, CPR entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations.

On February 28, 2008, CPR and its subsidiary, CPW, entered into the Optos Licensing Agreement with Optos, of which Christopher Ferguson, the Company’s and CPR’s former director, President and Secretary, is the sole member. Pursuant to a voting agreement, Mr. Ferguson is an indirect beneficial owner of more than 50% of issued and outstanding shares of the Company’s common stock. Pursuant to the Optos Licensing Agreement, ClearPoint (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007, as amended, and all contracts and contract rights for the clients included on such list. In consideration of the licensing of the Program, which is part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos Licensing Agreement to its lender under such credit agreements. The foregoing agreement with TZG was terminated on February 28, 2008. The Company did not incur any early termination penalties in connection with such termination.

On April 8, 2008 the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Select, where CPR will receive annually the first 10% of all annual gross sales of the subcontracted contracts up to $36,000 of annual gross sales and whereby Select licensed use of CPR’s iLabor network in exchange for a $1,200 payment ($900 on April 8, 2008 and $300 on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination.

Promissory Notes

On March 1, 2005, ClearPoint entered into a subordinated note payable of $1,290 to Blue Lake which was due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by Michael Traina, Chairman and Chief Executive Officer of ClearPoint and Christopher Ferguson, a former director and the former President and Secretary of ClearPoint, and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The balance of this note payable at December 31, 2007 was $1,290.

The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, the Company amended and restated the Blue Lake Note and extended its maturity date under the Blue Lake Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake. The Blue Lake Agreement sets forth certain agreements between CPR and Blue Lake with respect to the amendment and restatement of the Blue Lake Note. CPR and Blue Lake have acknowledged that the Blue Lake Agreement constitutes a legally binding obligation and commitment on the parties thereto which will be further documented in definitive, binding agreements to be completed no later than April 14, 2008. Pursuant to the Blue Lake Agreement, the principal amount of $1,290 is due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the amended and restated Blue Lake Note.

On March 1, 2005, ClearPoint issued a 9% Amended and Restated Subordinated Note for $250 due February 28, 2008 and a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due March 31, 2008 to Optos Capital, LLC, a Pennsylvania limited liability company which is wholly-owned by Christopher Ferguson, a former director and the former President and Secretary of ClearPoint. These notes were repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued a 12% Amended and Restated Subordinated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. Partnership, a New Jersey partnership of which Christopher Ferguson, the Company’s former director, President and Secretary, owns a twenty five percent (25%) ownership interest. The balance of this note payable at December 31, 2007 was $300 (“$300 Subordinated Note”). On March 1, 2005, ClearPoint issued a 12% Subordinated Note in the original principal amount of $100 due March 31, 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, the Chairman and Chief Executive Officer of ClearPoint. This note was repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued 12% Amended and Restated Subordinated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to the spouse of a director of ClearPoint. The balance of these notes payable at December 31, 2007 was $250 (“$250 Subordinated Notes”).

Effective March 31, 2008, the Company amended and restated the “$300 Subordinated Note and the $250 Subordinated Notes, and extended their maturity dates under the following agreements: (i) the Amended Sub Note, dated March 31, 2008 and issued by CPR to each Sub Noteholder; and (ii) the Sub Note Warrant to purchase 15,000 shares of ClearPoint’s common stock issued to each Sub Noteholder for every $100,000 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note is due and payable on March 31, 2009, provided that CPR has the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder. In consideration of each Sub Noteholder agreeing to extend the maturity date of their Sub Note, ClearPoint agreed to issue the Sub Note Warrant to the Sub Noteholders to purchase, in the aggregate, 82,500 Sub Note Warrant Shares as described below. The Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55, the closing price per share of common stock on March 31, 2008. If CPR extends the maturity date of the Amended Sub Note to March 31, 2010, then the Sub Noteholders will have the right to receive additional Sub Note Warrants to purchase, in the aggregate, additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55. The initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800,000, with $400,000 to each of Michael Traina, the Company’s and CPR’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the Company’s and CPR’s former director, President and Secretary, in consideration for loans totaling $800,000 made to CPR. Pursuant to a voting agreement, each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of issued and outstanding shares of the Company’s common stock. The terms of the Promissory Notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each Promissory Note is $400,000, they bear interest at the rate of 6% per annum, which will be paid quarterly, and they are due on February 22, 2009. The Promissory Notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement.

On February 28, 2008, CPW advanced $800, on behalf of Optos, to the provider of Optos’ outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008 which were payable to Michael Traina and Christopher Ferguson in the aggregate amount of $800.

Cash Flows

Net cash provided (used) by operating activities was $(7,556), $734, and $386 for the years ended December 31, 2007, 2006 and 2005, respectively. The primary change in the year ended December 31, 2007 that resulted in $7,556 of net cash used was due to: a book net loss of $12,390; non cash items of: a deferred tax benefit of $4,278, depreciation and amortization expense of $10,313 largely due to the acquisition and subsequent write down of contract rights, an increase in the provision for doubtful accounts of $2,774, and non-cash stock based compensation of $1,004; and cash items of: an increase in accounts receivable of $8,946 due to the acquisition of ASG and the related increase in revenue, an increase in unbilled revenue of $109, an increase in prepaid expenses and other current assets of $2,711, an increase in other assets of $2,751, an increase in accounts payable of $775, an increase in accrued expenses and other accrued liabilities of $3,058, an increase in the accrued restructuring costs of $1,024, an increase in accrued payroll and related taxes of $4,695 and a decrease in retirement benefits due of $14.

The primary change in the year ended December 31, 2006 that resulted in $734 of net cash provided was due to: a book net loss of $1,425; non cash items of: a deferred tax benefit of $329, an increase in the depreciation and amortization expense of $2,489 relating to the acquisition of contract rights, a decrease in the provision for doubtful accounts of $14, and non-cash interest on the warrant liability relating to the Bridge debt of $1,723; and cash items of: a decrease in accounts receivable of $527, an increase in unbilled revenue of $427, a decrease in prepaid expenses and other current assets of $612, an increase in other assets of $1,302, a decrease in accounts payable of $276, a decrease in accrued expenses and other accrued liabilities of $758, and a decrease in accrued payroll and related taxes of $143.

The primary changes in the year ended December 31, 2005 that resulted in $386 of net cash provided by operating activities was due to a book net loss of ClearPoint of $1,199; non cash items of: a deferred income tax benefit of $168, an increase in depreciation and amortization expense of $2,013 relating to the acquisition of contract rights, an increase in the provision for doubtful accounts of $178, and non-cash interest on the warrant liability relating to the Bridge debt of $1,173; and cash items of: an increase in accounts receivable of $761, an increase in unbilled revenue of $652, an increase in prepaid expenses and other current assets of $1,839, an increase in other assets of $1,085, an increase in accounts payable of $950, an increase in accrued expenses and other accrued liabilities of $165, an increase in accrued payroll and related taxes of $1,645, and a decrease in retirement benefits due of $163.

Net cash used in investing activities was $20,294, $431 and $9,239, for the years ended December 31, 2007, 2006 and 2005, respectively. The primary uses of cash for investing activities for the year ended December 31, 2007 were the purchase of equipment, furniture and fixtures of $1,294 and the cash portion paid for the acquisition of certain assets of ASG for $19,000. The primary uses of cash for investing activities for the year ended December 31, 2006 were purchase of equipment, furniture and fixtures of $198 and the cash portion paid for the acquisition of the common stock of StaffBridge, Inc. for $233. The primary uses of cash for investing activities for the year ended December 31, 2005 was the acquisition of Quantum for $9,200 with the remaining portion related to purchases of equipment, furniture and fixtures.

Net cash provided by financing activities was $29,344, $138 and $8,808, for the years ended December 31, 2007, 2006 and 2005, respectively. The primary activities in the year ended December 31, 2007 were the net proceeds from issuance of common stock in connection with the merger with Terra Nova of $27,258, repayment of borrowings and fees from Bridge for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $14,813 and the borrowing from the M&T term loan of $5,000 with repayments of $717 and repayments of other notes payable of $383. The primary activities in the year ended December 31, 2006 was new borrowings of $144 from Bridge, fees incurred due to the Bridge refinancing not previously recognized of $100, $450 of repayments of long-term debt and $594 of proceeds of paid in capital from the two primary shareholders of ClearPoint. The primary activities in the year ended December 31, 2005 that resulted in net cash provided of $8,808 was the new borrowings of $14,193 from Bridge and Blue Lake, the resulting repayment of amounts owed to New Staff, Inc. of $1,450, a repurchase of accounts receivable sold with recourse in 2004 of $2,321, fees incurred due to the refinancing of $904, and the repayment of $150 and $415 to Sovereign Bank for a working capital line of credit and a note payable.

Warrants

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150. The warrants were initially valued at $396 by an independent valuation company. This initial value was recorded as debt discount and was being amortized over the three year life of the loan by the interest method. The warrants were fair valued each reporting period and the increase/decrease was reflected as interest expense/income in the consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. The warrant holders were paid $3,292 to redeem the warrants on February 12, 2007 from proceeds received as a result of the merger.

As a result of the merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007. These warrants were no longer outstanding on December 31, 2007.

As a result of Terra Nova’s initial public offering (the “Offering”), there were 11,040,000 Redeemable Common Stock Purchase Warrants (the “Warrants”) issued and outstanding at December 31, 2007, which include Warrants that are part of the Company’s outstanding units. Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The Warrants are redeemable at a price of $0.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given.

In connection with its Offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit with each unit consisting of one share of Terra Nova’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants. In addition, the warrants underlying such units are exercisable at $6.65 per share.

As discussed above, in consideration of each Sub Noteholder agreeing to extend the maturity date of their Sub Note, effective March 31, 2008, ClearPoint agreed to issue the Sub Note Warrant to the Sub Noteholders to purchase, in the aggregate, 82,500 Sub Note Warrant Shares. The Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55, the closing price per share of common stock on March 31, 2008. If CPR extends the maturity date of the Amended Sub Note to March 31, 2010, then the Sub Noteholders will have the right to receive additional Sub Note Warrants to purchase, in the aggregate, additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55. The initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

Income Taxes

As of December 31, 2007, the Company had a current and long term deferred tax asset of $3,569. Management believes that after consideration of positive and negative factors that, as of December 31, 2007, it is more likely than not that the deferred tax asset will be realized as it has the ability to carry back some of the loss to the prior year and will be able to generate sufficient future taxable income.

Contractual obligations

A summary of ClearPoint’s contractual obligations as of December 31, 2007 is as follows:

$ (000’s)	Total	2008	2009	2010	2011	2012	Thereafter
Revolving credit facility(1)	$14,813	$10,813	$—	$4,000	$—	$—	$—
Long-term debt(1)	5,573	1,600	1,000	1,000	1,000	283	—
Notes payable(1)	3,060	2,510	550	—	—	—	—
Operating leases(2)	1,563	737	530	296	—	—	—
Retirement benefits(3)	338	77	80	80	80	80	89
Restructuring expenses(4)	1,025	821	175	29	—	—	—

	$26,372	$16,558	$2,335	$5,405	$1,080	$363	$89

(1)	Debt: As discussed under Liquidity and Capital Resources, ClearPoint has entered into various debt agreements with M&T, Blue Lake and various stockholders with varying expiration dates in the years ending December 31, 2008 through December 31, 2012. ClearPoint has entered into a debt agreement with unrelated individuals in connection with the acquisition of StaffBridge, Inc. with an amended maturity date of June 30, 2008. ClearPoint has entered into a debt agreement with the former owners of ASG in connection with the acquisition of ASG, expiring October 23, 2008. Debt and notes payable that are subordinated to the M&T Revolver and Term Loan are classified in the balance sheet as long-term.
(2)	Operating Leases: ClearPoint leases offices and equipment under operating leases that expire over the next one to three years.
(3)	Retirement Benefits: Upon its acquisition of Quantum, ClearPoint assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death. On the date of acquisition of Quantum on July 29, 2005, ClearPoint recorded a liability based upon the expected remaining life of the former owner, and made payments of $78 for the year ended December 31, 2007 and $76 for the year ended December 31, 2006. The amount under the Total column reflects the net present value of the future payment stream.
(4)

Restructuring Expenses: Effective June 29, 2007, the Company initiated a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,251 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950 of charges relating to the early termination of office spaces leases for a total of $2,852. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the year ended December 31, 2007, the Company paid out $1,177 and recognized a reduction in accrued restructuring costs of $651 due to severance and related benefits which the Company is no longer liable for since one of the Company’s former franchisees hired the employees to whom severance was expected to be paid out, and these employees waived their right to receive severance

Contingencies and Litigation

From time to time, ClearPoint is a party to litigation and other legal proceedings. Notwithstanding claims for workers’ compensation benefits, ClearPoint is not involved in any litigation that would have a material adverse effect on the business.

On September 21, 2007, TSIL, which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint in the U.S. District Court in Florida against the ALS Defendants, alleging that it was owed at least $2,161in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of ALS and a named defendant in the TSIL Litigation, controlled KOR, a former franchisee of the Company.

The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including ASG II, in February 2007 for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requests in its complaint that its damages be satisfied from the assets transferred to the Company. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I—Item 1A (Risk Factors)).

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and also filed a Crossclaim against ALS making claims for contractual and common law indemnity. On January 31, 2008, ALS filed its Answer to the Company’s Crossclaim, denying all claims, and filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008, requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I—Item 1A (Risk Factors)).

The complaint in the Brown Litigation alleges that CP Advantage has (i) failed to pay overtime compensation (Calif. Labor Code Section 1194 and 2699(f)) to him and to all California employees similarly situated, (ii) failed to pay wages at time of discharge (Calif. Labor Code Sections 201, 202 and 203 and 2699(f)) to him and to all California employees similarly situated, (iii) failed to pay all wages at the time required (Calif. Labor Code Sections 204 and/or 204b and 2699(f)) to him and to all California employees similarly situated, (iv) failed to provide proper itemized wage statements (Calif. Labor Code Section 226(a)) to him and to all California employees similarly situated, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation (Calif. Labor Code Section 212 and 2699(f)) to him and to all California employees similarly situated. On March 25, 2008, CP Advantage filed its Answer and denied all claims. In addition, on March 26, 2008, CP Advantage filed a Notice of Removal to remove the Brown Litigation to the United States District Court of the Northern District of California. Brown seeks unspecified penalties, damages, interest, attorneys’ fees, costs of suit and, in relation to the claim regarding the alleged issuance of checks drawn on out-of-state banks with no in-state address for presentation, an injunction to preclude such alleged conduct.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently assessing the potential impact that adoption of this statement would have on its consolidated financial statements, if any. In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The Company expects to adopt SFAS No. 159 in the first quarter of fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), “an amendment of ARB 51”, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating what the impact will be, if any, of adopting SFAS. No. 161 on its consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

ClearPoint’s major financial market exposure is to changing interest rates. While certain portions of ClearPoint’s debt are at a fixed percentage interest rates, ClearPoint’s borrowings under its facilities with M&T vary based on changes in interest rates. At December 31, 2007, ClearPoint had total debt outstanding on these facilities of approximately $19,096. Changes in the LIBOR rate would have an impact on ClearPoint’s cash flows, and earnings for the year ended December 31, 2007. For example, a 0.25% increase in the base rates would increase ClearPoint’s monthly interest expenses and negatively impact earnings and cash flows by approximately $4.

Item 8.	Financial Statements and Supplementary Data.

ClearPoint Business Resources, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

ClearPoint Business Resources, Inc. and Subsidiaries

Chalfont, Pennsylvania

We have audited the accompanying consolidated balance sheets of ClearPoint Business Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three year period ended December 31, 2007. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule (as listed in Part IV, Item 15). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles uses and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearPoint Business Resources, Inc. and Subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, presents fairly, in all material respects, the information set forth therein.

/s/Lazar Levine & Felix LLP
Lazar Levine & Felix LLP

Morristown, New Jersey

April 15, 2008

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

-ASSETS-

	December 31,
	2007	2006
CURRENT ASSETS
Cash and cash equivalents	$1,993,641	$499,654
Accounts receivable, net of allowance for doubtful accounts of $3,178,891 and $405,000 at December 31, 2007 and 2006, respectively	17,370,806	11,198,359
Unbilled revenue	2,164,332	2,055,511
Prepaid expenses and other current assets	3,245,757	1,584,670
Refundable federal income tax	1,050,000	—
Deferred tax asset	1,631,318	157,950

TOTAL CURRENT ASSETS	27,455,854	15,496,144
EQUIPMENT, FURNITURE AND FIXTURES, net	2,162,260	650,568
INTANGIBLE ASSETS, net	183,333	2,455,452
GOODWILL	16,821,586	255,586
DEFERRED TAX ASSET	3,375,862	570,795
DEFERRED FINANCING COSTS, net	102,198	399,463
OTHER ASSETS	5,175,519	2,424,950

TOTAL ASSETS	$55,276,612	$22,252,958

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

-LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)-

	December 31,
	2007	2006
CURRENT LIABILITIES
Accounts payable	$2,880,523	$1,719,696
Accrued expenses and other current liabilities	5,122,251	2,064,379
Accrued payroll and related taxes	6,819,496	2,124,008
Current portion of revolving credit facility	10,812,981	—
Current portion of retirement benefit payable	77,257	68,065
Current portion of long-term debt	1,600,000	—
Notes payable other	2,509,681	450,000
Current portion of accrued restructuring costs	821,178	—

TOTAL CURRENT LIABILITIES	30,643,367	6,426,148
REVOLVING CREDIT FACILITY, net of current	4,000,000	—
ACCRUED RESTRUCTURING COSTS, net of current	203,424	—
LONG-TERM DEBT, net of current	3,973,333	13,755,255

NOTES PAYABLE-STOCKHOLDERS	550,000	1,210,000
LIABILITY FOR WARRANTS ISSUED	—	3,291,775
RETIREMENT BENEFIT PAYABLE, net of current	260,793	283,911

TOTAL LIABILITIES	39,630,917	24,967,089
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (December 31, 2007: 60,000,000 shares authorized, 13,208,916 shares issued and outstanding. December 31, 2006: 30,000,000 shares authorized, 6,051,549 shares issued and outstanding)	1,321	605
Additional paid in capital	31,349,176	599,461
Accumulated deficit	(15,704,802)	(3,314,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	15,645,695	(2,714,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,276,612	$22,252,958

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
REVENUE	$191,684,483	$113,942,202	$84,199,881
COST OF SERVICES	166,630,534	93,336,960	68,788,502

GROSS PROFIT	25,053,949	20,605,242	15,411,379
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,705,051	13,550,640	11,024,939
RESTRUCTURING EXPENSE	2,201,116	—	—
DEPRECIATION AND AMORTIZATION (including an impairment charge of $5,029,020 in 2007)	10,313,285	2,488,559	2,013,147

INCOME (LOSS) FROM OPERATIONS	(14,165,503)	4,566,043	2,373,293
OTHER INCOME (EXPENSE)
Other income	181,688	61,926	60,089
Interest expense and factoring fees	(1,871,614)	(3,348,626)	(2,475,844)
Interest expense on warrant liability	—	(1,723,221)	(1,172,554)
Other expense	(911,795)	(35,920)	(60,679)
Gain on sale of subsidiary	1,205,983	—	—
Prepayment penalty on early retirement of debt	(1,949,928)	—	—

TOTAL OTHER INCOME (EXPENSE)	(3,345,666)	(5,045,841)	(3,648,988)

LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(17,511,169)	(479,798)	(1,275,695)
INCOME TAX (BENEFIT) EXPENSE	(5,120,564)	945,271	(76,955)

NET LOSS	$(12,390,605)	$(1,425,069)	$(1,198,740)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(1.00)	$(0.24)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,372,170	6,051,549	6,051,549

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2004	6,051,549	$605	$5,561	$(690,388)	$(684,222)
Net loss				(1,198,740)	(1,198,740)

Balance as of December 31, 2005	6,051,549	605	5,561	(1,889,128)	(1,882,962)
Contribution of capital by principal stockholders			593,900		593,900
Net loss				(1,425,069)	(1,425,069)

Balance as of December 31, 2006	6,051,549	605	599,461	(3,314,197)	(2,714,131)
Issuance of common stock in connection with reverse acquisition of Terra Nova Acquisition Corp, net of acquisition costs	6,720,000	672	27,256,857	—	27,257,529
Shares converted on vote against merger	(2,000)	—	(11,076)	—	(11,076)
Issuance of common stock in connection with the acquisition of certain assets and liabilities of ALS, LLC	439,367	44	2,499,956	—	2,500,000
Issuance of stock options	—	—	1,003,978	—	1,003,978
Net loss	—	—	—	(12,390,605)	(12,390,605)

Balance as of December 31, 2007	13,208,916	$1,321	$31,349,176	$(15,704,802)	$15,645,695

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,390,605)	$(1,425,069)	$(1,198,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(4,278,434)	(328,753)	(168,355)
Depreciation and amortization	10,313,285	2,488,559	2,013,149
Provision for (reduction in) doubtful accounts	2,773,891	(13,865)	178,494
Gain on sale of subsidiary	1,205,983	—	—
Interest on warrant liability	—	1,723,221	1,172,554
Stock based compensation	1,003,978	—	—
Amortization of discount on note payable	—	134,409	129,534
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,946,338)	527,342	(761,035)
(Increase) in unbilled revenue	(108,821)	(427,256)	(651,991)
(Increase) decrease in prepaid expenses and other current assets	(2,711,087)	612,434	(1,839,474)
(Increase) in other assets	(2,750,569)	(1,301,863)	(1,084,872)
Increase (decrease) in accounts payable	774,827	(276,280)	949,874
Increase (decrease) in accrued expense and other accrued liabilities	3,057,869	(757,621)	164,521
Increase (decrease) in accrued payroll and related taxes	5,901,471	(142,803)	1,645,241
Increase in accrued restructuring costs	1,024,602	—	—
(Decrease) in accrued compensation—officer	—	(75,000)	—
(Decrease) in retirement benefits due	(13,926)	(3,659)	(162,867)

Total adjustments to net loss	4,834,765	2,158,865	1,584,773

Net cash provided by (used in) operating activities	(7,555,840)	733,796	386,033

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(1,294,086)	(198,306)	(38,865)
Acquisition of business (net of cash acquired)	(19,000,000)	(232,936)	(9,200,000)

Net cash (used in) investing activities	(20,294,086)	(431,242)	(9,238,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	27,257,529	—	—
Repayment of long-term debt—Bridge	(12,465,255)	—	—
Net borrowing (repayments) on long-term debt	4,283,333	—	14,193,003
Fees incurred in refinancing	(141,505)	(100,000)	(904,201)
Net borrowings (repayments) of financing of accounts receivable	—	—	(2,321,492)
Net borrowings (repayments) on line of credit	14,812,981	144,309	(150,000)
Principal payments and payoff of short-term debt	—	—	(1,545,000)
Net (repayments) on notes payable—stockholders	(660,000)	(50,000)	(50,000)
Net (repayments) on notes payable—other	(440,319)	—	—
Contributions of capital by principal stockholders	—	593,900	—
Retirement of warranty liability	(3,291,775)	—	—
Conversion of shares voted against Merger	(11,076)	—	—
Principal payments on long-term debt	—	(450,000)	(414,778)

Net cash provided by financing activities	29,343,913	138,209	8,807,532

Net increase (decrease) in cash and cash equivalents	1,493,987	440,763	(45,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	499,654	58,891	104,191

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,993,641	$499,654	$58,891

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Years Ended December 31,
	2007	2006	2005
Cash paid during the year for:
Interest	$1,690,388	$1,371,797	$1,999,948
Income taxes	$1,141,578	$296,892	$6,015

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

On December 31, 2007, the Company sold all of the issued and outstanding securities of its wholly-owned subsidiary, Mercer Ventures, Inc. (“MVI”) for the aggregate purchase price equal to the liabilities assumed of $1,205,983.

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries for $19,000,000 in cash, a note payable of $2,500,000, shares of common stock with a value of $2,500,000 and the assumption of approximately $400,000 of current liabilities (see Note 3).

On August 14, 2006, the Company acquired 100% of the common stock of StaffBridge, Inc. for $233,000 in cash and a note payable of $450,000.

In 2005, as a result of a settlement with New Staff, Inc., the Company wrote down a note payable by $350,000 and the value of contract rights by the same amount.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—ORGANIZATION AND BUSINESS:

ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) was formed in Delaware on July 21, 2004. ClearPoint Resources Inc. (“CPR”), a wholly-owned subsidiary of ClearPoint, formerly Mercer Staffing, Inc. (“Mercer”), a Delaware corporation, was formed in 2005 as a holding company. ClearPoint provided comprehensive workforce management solutions throughout the United States, including outsourcing placement and recruiting services, vendor management services (“VMS”) and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. As of December 31, 2007, the Company derived its revenues predominantly from fees for professional services as well as from franchise fees generated from its recently implemented franchise network (see note 20). Strategically, all core operations, including recruiting, credentialing, compliance, payroll, benefits administration and risk management, are centralized at its offices in Chalfont, Pennsylvania.

Terra Nova Acquisition Corporation Merger and Accounting Treatment:

Terra Nova Acquisition Corporation (“Terra Nova”), incorporated in Delaware, was a blank check company formed on July 21, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On April 22, 2005, Terra Nova consummated an Initial Public Offering (“Offering”) of 4,800,000 units (“Units”) with each Unit consisting of one share of Terra Nova’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (“Warrants”) as described in Note 15. On April 26, 2005, Terra Nova consummated the closing of an additional 720,000 Units which were subject to the over-allotment option. The units were sold at an offering price of $6.00 per Unit, generating total gross proceeds of $33,120,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Terra Nova from the Offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund (“Trust Fund”).

On February 12, 2007, CPR consummated a merger (the “Merger”) with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into CPR. At the closing of the Merger, the CPR stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the CPR stockholders at the time of the Merger was placed into escrow to secure the indemnity rights of Terra Nova under the Merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the CPR stockholders at the time of the Merger was placed into escrow to be released upon finalization of certain closing conditions pursuant to the Merger agreement, which release has since occured.

The Merger agreement also provides for CPR’s original stockholders to receive additional performance payments, in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. The performance payments are payable in a combination of cash and shares. No such payments have been made to date and none are yet due. Upon the closing, Terra Nova changed its name to ClearPoint Business Resources, Inc.

Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint and/or CPR as follows: (i) to retire the outstanding debt to Bridge, (see note 12), of $12.45 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay the redemption of warrants related to its credit facility with Bridge in the amount of $3.29 million, and (iv) to partially fund

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the acquisition of ALS, LLC (see note 3), and certain other related transaction costs. The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of CPR issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of ClearPoint and related recapitalization.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a) Basis of Presentation:

The accompanying consolidated financial statements include the accounts of ClearPoint and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

(b) Use of Estimates:

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(c) Revenue Recognition:

The Company recognizes revenue in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenues from the temporary placement of workers is recognized when earned and realizable and therefore when the following criteria have been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. Revenue earned but not billed is recorded as unbilled revenue. Vendor managed services revenue consists of management fees, which is recognized on the net method, and is recorded as revenue as the service is rendered.

During the year ended December 31, 2007, the Company entered into two franchise agreements whereby approximately 40 branch locations owned by the Company were converted into franchise operations. Under the terms of the franchise agreements, the Company provided billing and certain administrative services and provided temporary personnel to the franchisee. In exchange, the Company was reimbursed for the use of its temporary personnel and received a franchise fee based upon the gross billings of the franchisee and other performance metrics and recognized when invoiced. Franchise fees, which were recorded net and are included in revenues, were approximately $2.58 million for the year ended December 31, 2007. See Note 20 for subsequent events.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(d) Cash and Cash Equivalents:

Cash and cash equivalents is comprised of cash and highly liquid short-term investments with maturities of less than three (3) months from the date of purchase.

(e) Accounts Receivable:

The Company’s trade accounts receivable are generally uncollateralized. Management closely monitors outstanding accounts receivable and provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables.

(f) Vendor Managed Services Receivables and Payables:

The Company manages networks of temporary service providers (“vendors”) on behalf of clients and receives a fee for this service. The Company’s obligation to pay the vendor is conditioned upon receiving payment from the client for services rendered on behalf of the vendor’s personnel. As the right of offset between client and vendor does not exist, the receivable from the client which is included in accounts receivable and payable to the vendor, which is included as a liability, are not offset and are recorded on a gross basis. Included in the Company’s accounts receivable at December 31, 2007 and 2006 was Vendor Managed Services receivables of $2,049,205 and $1,316,356, respectively. Included in the Company’s accounts payable at December 31, 2007 and 2006 was Vendor Managed Services payables of $2,247,723 and $1,275,633, respectively.

(g) Workers’ Compensation:

The Company is responsible for and pays workers’ compensation costs for its temporary and regular employees and is self-insured for the deductible amount related to domestic workers’ compensation claims ($250,000 or $500,000 per claim, depending on which policy, for fiscal 2007, 2006, and 2005). The Company accrues the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company. At least annually, the Company obtains an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and may adjust the accruals based on the results of the valuations. As a result of the estimated costs, the Company estimates that the insurance carriers will issue rebates based on its findings. As of December 31, 2007, the Company has estimated a refund of $4,351,242 for the fiscal years 2007, 2006 and 2005, which is included in other assets.

Periodically, the terms of the agreement with the insurance carriers are renegotiated. The insurance carriers require the Company to secure its recorded obligations under the workers’ compensation insurance contracts through the use of irrevocable letters of credit, surety bonds or cash. As of December 31, 2007 the Company had $1,500,000 of letters of credit securing its domestic workers’ compensation obligations.

(h) Equipment, Furniture and Fixtures:

Equipment, furniture, and fixtures are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful asset lives of three (3) to seven (7) years. The Company also provides for amortization of leasehold improvements over the lives of the respective lease term or the service life of the improvement, whichever is shorter.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(i) Intangible Assets:

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), definite lived intangible assets are amortized over their expected lives of two (2) to five (5) years. The Company’s identifiable intangible assets with definitive lives are comprised of contract rights and a covenant not to compete. The Company determined that an impairment of certain intangibles existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 in amortization expense for 2007.

(j) Goodwill:

In accordance with SFAS No. 142, goodwill is not amortized and is assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill is greater than its fair value.

The following table shows the change to goodwill during the fiscal year ended December 31, 2007:

Total
Balance at December 31, 2006	$255,586
Acquisition of assets related to ASG	16,566,000

Balance at December 31, 2007	$16,821,586

(k) Advertising Expense:

The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005 were $520,350, $467,613 and $431,941, respectively.

(l) Deferred Financing Costs:

Deferred financing costs consist of legal, banking, and other related fees that were capitalized in connection with obtaining various loans and are being amortized over the life of the related loan. Deferred financing costs of $102,198 at December 31, 2007 and $399,463 at December 31, 2006 were net of accumulated amortization of $1,043,509 and $604,740, respectively.

Amortization of financing costs for the years ended December 31, 2007, 2006 and 2005 was $438,769, $356,240 and $248,499, respectively.

(m) Income Taxes:

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

(n) Earnings (Loss) Per Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period adjusted to reflect potentially dilutive securities.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In accordance with SFAS No. 128, “Earnings Per Share,” stock options and warrants outstanding at December 31, 2007 to purchase 11,856,000 shares of common stock were not included in the computation of diluted earnings per share as they were antidilutive. The stock options and warrants were not issued at December 31, 2006.

(o) Impairment of Long Lived Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, long-lived assets such as equipment, furniture and fixtures, and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset many not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset. The Company determined that an impairment of contract rights existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 in amortization expense for 2007, which is included in depreciation and amortization.

(p) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, consist principally of cash and cash equivalents and accounts receivable and unbilled revenues.

(i) Cash and Cash Equivalents:

The Company places its cash and cash equivalents with financial institutions. It is the Company’s policy to monitor the financial strength of these institutions on a regular basis and perform periodic reviews of the relative credit rating of these institutions to lower its risk. At times, during 2007 and 2006, the Company’s cash and cash equivalent balances exceeded the Federal Deposit Insurance Corporation insurance limit of $100,000 per financial institution. The Company has not experienced any losses in such accounts, and it believes it is not exposed to any significant credit risk on cash and cash equivalents.

(ii) Accounts Receivable and Unbilled Revenues:

The Company does not require collateral or other security to support customer receivables or unbilled revenues. One (1) customer account accounted for 6.1% and 6.7% of the accounts receivable balance as of December 31, 2007 and 2006, respectively. The Company believes that credit risk is dispersed and low due to large number of customers in different regions and different industries.

(q) Fair Value of Financial Instruments:

As of December 31, 2007 and 2006, the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximated fair value because of the short-term maturities of these items.

The carrying amount of the debt approximates fair market balance since the debt is based on current rates and market conditions, at which the Company could borrow funds with similar remaining maturities.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(r) Reclassifications

Certain reclassifications have been made to 2006 and 2005 amounts to conform with the 2007 presentation.

(s) Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently assessing the potential impact that adoption of this statement would have on its consolidated financial statements, if any.

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

In December 2007, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, “an amendment of ARB 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating what the impact will be, if any, of adopting SFAS. No. 161 on its consolidated financial statements.

NOTE 3—BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS:

The gain on sale of subsidiary is due to: on December 31, 2007, CPR entered into a purchase agreement (the “MVI Purchase Agreement”) effective as of December 31, 2007 with CPR’s wholly owned subsidiary, MVI, and TradeShow Products Inc. (“TradeShow”). Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,205,983. In addition, CPR will earn a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.

The Company considered the guidance in EITF 03-13 “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations” and concluded that the operations of MVI should not be reported as discontinued operations. The Company conclusion included an assessment of the qualitative and quantitative impact of the direct cash flows to be received from the ongoing operations of MVI through the commission structure as well as the Company’s involvement in the management of the ongoing MVI business.

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida that expanded the Company’s operations to clients in California and Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million, shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ASG’s stockholders may also receive up to two additional $1 million payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been made to date. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated below. There have been no changes in circumstances that would indicate a change in the carrying amount recoverable.

Equipment, furniture and fixtures	$630,000
Contract rights	7,190,000
Goodwill	16,566,000

24,386,000
Liabilities assumed	(386,000)

Net assets acquired	$24,000,000

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On July 29, 2005, the Company acquired 100% of the common stock of Quantum from Aramark Corporation for $9,200,000 in cash. The transaction was financed through borrowings. The acquisition expanded the Company’s operations in the engineering, information technology, aerospace and scientific industries and added branch locations from Quantum in the Eastern and Southern regions of the United States. The results of operations of Quantum were included in the consolidated statement of operations beginning from July 29, 2005, the date of acquisition. The Company allocated the purchase price to the assets acquired and the liabilities assumed at their estimated fair values as of the acquisition date as stated below:

Cash	$(618,142)
Accounts receivable, net	7,486,849
Other current assets	651,320
Equipment, furniture and fixtures	236,459
Contract rights	4,161,300
Deferred taxes	207,400
Security deposits	39,963

12,165,149
Liabilities assumed	(2,965,149)

Net assets acquired	$9,200,000

In 2005, as a result of a settlement with New Staff, Inc., the asset acquisition price was reduced by $350,000 and the Company, as a result, wrote-down note payable and contract rights in the amount of $350,000.

The following unaudited pro forma information presents a summary of condensed consolidated financial results of the operations of the Company, Quantum and ASG as if the acquisitions had occurred on January 1, 2006. The unaudited pro forma amounts below reflect interest on the debt incurred as a result of the acquisition of ASG, with interest calculated at the Company’s borrowing rate under its credit facilities. The unaudited pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

	2007	2006
	(unaudited)	(unaudited)
Revenue	$204,140,935	$216,793,110
Net income (loss)	$(12,637,198)	$636,374
Income (Loss) per common share	$(1.02)	$0.11

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On August 14, 2006, the Company acquired 100% of the common stock of StaffBridge, Inc. for $233,000 in cash and a note payable of $450,000. The acquisition provides the Company the ability to further develop its VMS service line due to the acquisition of the underlying software that the Company was already utilizing to service its clients. The results of operations of StaffBridge, Inc. were included in the consolidated statement of operations beginning from August 14, 2006, the date of acquisition. Pro forma financial information for the acquisition of StaffBridge, Inc. for periods prior to its acquisition has not been presented due to its immaterial impact on revenue and net income (loss). The Company allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated below:

Cash	$64
Equipment, furniture and fixtures	77,350
Computer software	100,000
Goodwill	255,586
Covenant not to compete	250,000

$683,000

NOTE 4—PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31
	2007	2006
Prepaid insurance	$1,752,711	$1,063,280
Security deposit – workers’ compensation policy	1,128,271	—
Other current assets	364,775	521,390

	$3,245,757	$1,584,670

NOTE 5—EQUIPMENT, FURNITURE AND FIXTURES:

	December 31
	2007	2006
Furniture and fixtures	$691,519	$730,656
Computer software and equipment	1,172,705	272,188
Capital assets in process	897,060	—
Leasehold improvements	183,648	18,002

	2,944,932	1,020,846
Less, accumulated depreciation	(782,672)	(370,278)

Equipment, furniture and fixtures, net	$2,162,260	$650,568

Depreciation expense for the years ended December 31, 2007, 2006 and 2005 was $412,394, $198,899 and $111,280, respectively.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 6—INTANGIBLE ASSETS:

	December 31, 2007			December 31, 2006
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Net Carrying Value
Contract rights	$13,542,975	$13,542,975	$—	$2,222,119
Covenant not to compete	250,000	66,667	183,333	233,333

	$13,792,975	$13,609,642	$183,333	$2,455,452

All contract rights are amortized over their estimated asset lives of two (2) to three (3) years. The covenant not to compete is amortized over its five (5) year life. Amortization expense of intangible assets for the years ended December 31, 2007, 2006 and 2005 was $9,462,122, $1,933,420 and $1,653,370. Amortization expense expected to be incurred for the fiscal years ending December 31, 2008, 2009, 2010, 2011 and 2012 is $50,000, $50,000, $50,000, $33,333 and $0, respectively. The Company determined that an impairment in Contract Rights existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 which was included in amortization expense for the year ended December 31, 2007.

NOTE 7—OTHER ASSETS

	December 31
	2007	2006
Refundable insurance premium	$4,351,242	$1,620,557
Security deposits and other assets	824,277	804,393

	$5,175,519	$2,424,950

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31
	2007	2006
Other accrued expenses	$1,120,380	$540,948
Insurance premiums payable	2,276,872	185,990
Letter of credit – workers’ compensation policy	1,500,000	—
Customer deposits	79,699	304,575
Income taxes payable	145,300	1,032,866

	$5,122,251	$2,064,379

NOTE 9—ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management-approved a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the year ended December 31, 2007, the Company paid out $1,176,514 and

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

recognized a reduction of initially estimated restructuring costs of $650,884 due to severance and related benefits which the Company is no longer liable for since one of the Company’s former franchisees hired the employees to whom severance was expected to be paid out, and these former employees waived their right to receive severance. The Company calculated the restructuring costs as follows:

	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$1,902,000	$950,000	$2,852,000
Payments	(548,253)	(628,261)	(1,176,514)
Reductions in costs previously accrued	(650,884)	—	(650,884)

Total accrued restructuring costs	702,863	321,739	1,024,602
Less: current portion	619,267	201,911	821,178

Total accrued restructuring costs—long-term	$83,596	$119,828	$203,424

NOTE 10—REVOLVING CREDIT FACILITY:

Effective February 23, 2007, the Company entered into a $20 million revolving credit facility (the “Revolver”) with Manufacturers and Traders Trust Company (“M&T”) which is not payable until February 23, 2010. The Company may borrow up to the sum of 85% of eligible accounts receivable as defined in the credit agreement and 65% of unbilled revenue. Interest is payable monthly at variable rates for each drawdown based on either the London Interbank Offered Rate (“LIBOR”) + 1.5% to 2.25% or at the lender’s Prime rate. As of December 31, 2007, the balance on the Revolver was $14,812,981. As of December 31, 2007, the weighted average interest rate for amounts drawn on the Revolver was 7.73%. The Company paid closing fees of $141,505 related to the M&T Revolver and M&T term loan (the “Term Loan”) (see Note 12 for a description of the M&T Term Loan). The M&T Revolver is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Term Loan. See Note 20 for subsequent events.

NOTE 11—NOTES PAYABLE:

	December 31
	2007	2006
NOTES PAYABLE STOCKHOLDERS
Subordinated note payable to Optos Capital, LLC, a stockholder with interest payable at 9%. The note payable was subordinated to the M&T Revolver and Term Loan, and was due February 28, 2008 *	$—	$250,000
Subordinated note payable to Optos Capital, LLC, a stockholder, with interest payable at 12%. The note payable was subordinated to the M&T Revolver and Term Loan, and was due March 1, 2008 *	—	300,000
Subordinated notes payable to various noteholders due March 31, 2008. The notes have an interest rate of 12%. These notes include $100,000 payable to the spouse of a director of ClearPoint (see Note 20)**	550,000	660,000

Total notes payable-noteholders	$550,000	$1,210,000

*	The note was repaid during the fiscal year ended December 31, 2007.
**	A $100,000 note due to Richard Traina and Margaret Traina, the parents of the Chairman and Chief Executive Officer of ClearPoint, was repaid during the fiscal year ended December 31, 2007.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The above notes payable were classified as long-term based on their subordination to the M&T Revolver and Term Loan.

	December 31
	2007	2006
NOTES PAYABLE—OTHER
Notes payable to former owners of ASG for the purchase of certain assets and liabilities of ALS, LLC, dated February 23, 2007, which mature on October 23, 2008. Principal and interest payments of $398,392 are payable on a quarterly basis at an interest rate of 7% (see Note 19).	$2,022,991	$—
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 and is due and payable June 30, 2008. Interest is calculated at 8% per annum.	486,690	450,000

	2,509,681	450,000
Less: current portion	$(2,509,681)	(450,000)

Total notes payable—long-term	$—	$—

On December 31, 2007, the note payable to former shareholders of StaffBridge, Inc. for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 was amended from an original maturity date of December 31, 2007 to a new maturity date of June 30, 2008. In addition, the amount of the note was increased to $486,690 for accrued interest and the interest rate was increased to eight percent from six percent per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee in the amount of $19,467, which equaled four percent of the principal amount in the form of 9,496 shares of common stock of the Company. As at December 31, 2007, the 9,496 shares of common stock had not been issued.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 12—LONG-TERM DEBT:

	December 31
	2007	2006
M&T Term Loan—$5,000,000 with a maturity date of February 23, 2012. Principal payments of $83,333, plus interest are payable monthly at LIBOR + 1.5% to 2.25% (7.25% at December 31, 2007). The M&T Term Loan is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Revolver. (See Note 10).	$4,283,333	$—
Subordinated note payable to Blue Lake Rancheria due March 31, 2008. Interest of 6% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company and is classified as long-term based on its subordination to the M&T Revolver and Term Loan. (See Note 20.)	1,290,000	1,290,000

Bridge Healthcare Finance (“Bridge”)—Under a revolving loan, the Company could borrow up to 90% of eligible accounts, as defined in the applicable credit agreement, up to $12,500,000. Any amounts borrowed were due on February 28, 2008. Interest was payable monthly at prime plus 4.5% (12.75% at December 31, 2006, but could not be less than 9.50%). The Company paid a $200,000 closing fee, which was included in deferred financing costs, and paid a monthly mandatory fee of $30,000 and a fee of 3% on the unused revolving loan. The loan was collateralized by all of the assets of the Company and was guaranteed by the principal stockholders of the Company.

	—	7,575,488
Note payable to Bridge—Term loan with borrowings up to $10,000,000 due on February 28, 2008. Interest was payable monthly at a fixed rate of 16% on an annual basis. The loan was collateralized by all of the assets of the Company and was guaranteed by the principal stockholders of the Company. The amount at December 31, 2006 is shown net of unamortized discount of $132,057 relating to the issuance of detachable warrants described below.	—	4,889,767

Total long-term debt	5,573,333	13,755,255
Less: current portion	(1,600,000)	—

Total long-term debt	$3,973,333	$13,755,255

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

Maturities of long-term debt are as follows based upon subordination to the M&T Revolver and Term Loan:

Amount
Fiscal 2008	$1,600,000
Fiscal 2009	1,690,000
Fiscal 2010	1,000,000
Fiscal 2011	1,000,000
Fiscal 2012	283,333

Total	$5,573,333

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The M&T Revolver (see Note 10) and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was not in compliance with the covenants at December 31, 2007 but received a waiver from M&T for the period ended December 31, 2007. In connection with the waiver, the Company paid a $100,000 waiver fee to M&T.

Warrants—Bridge

In connection with the Bridge $10,000,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and could be exercised until February 28, 2015. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396,000 by an independent valuation company. This initial value had been recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $132,000, $134,409 and $129,534 was recorded by the Company as interest expense for the years ended December 31, 2007, 2006 and 2005, respectively. The warrants were fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,291,775. The warrant holders were paid $3,291,775 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

NOTE 13—INCOME TAXES:

An analysis of the Company’s deferred tax asset is as follows:

	December 31
	2007	2006
Deferred income tax asset:
Allowance for doubtful accounts	$1,239,767	$157,950
Amortization of intangible assets	3,041,977	981,948
Depreciation	(89,042)	91,329
Deferred restructuring costs	399,595	—
Charitable contribution carryover	5,502	—
Stock based compensation	391,551	—
Net operating loss carryforward	1,582,974	—
Discount on notes payable	—	12,847
Accrued retirement benefits	131,840	116,688
Workers’ compensation insurance premium	(1,696,984)	(632,017)

Deferred income tax asset, net	$5,007,180	$728,745

The net deferred tax asset was presented in the Company’s consolidated balance sheets as follows:

	December 31
	2007	2006
Current deferred tax asset	$1,631,318	$157,950
Non-current deferred tax asset	3,375,862	570,795

	$5,007,180	$728,745

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Management believes that based on all facts and estimated Company’s future taxable income, it is more likely than not that the net deferred tax asset will be realized and as such, no valuation allowance has been provided.

Current federal and state income taxes payable of $145,300 and $1,032,866 are included in other current liabilities as of December 31, 2007 and 2006, respectively. The Company has recorded a receivable for the carryback of current year losses to prior years.

The Company has net operating loss carryforwards for federal purposes of $1,380,029 and for state purposes of $202,945 which expire in 2027.

The components of the income tax expense (benefit) are summarized as follows:

	December 31
	2007	2006	2005
Current:
Federal income tax expense (benefit)	$(1,050,000)	$960,781	$40,000
State tax expense	207,870	313,243	51,400

Total current tax expense (benefit)	(842,130)	1,274,024	91,400
Deferred:
Federal tax (benefit)	(3,729,961)	(265,531)	(102,277)
State tax (benefit)	(548,473)	(63,222)	(66,078)

Total deferred tax (benefit)	(4,278,434)	(328,753)	(168,355)

Total income tax expense (benefit)	$(5,120,564)	$945,271	$(76,955)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of January 1, 2007 and December 31, 2007, the Company had no accrued interest or penalties. The Company currently has no federal or state tax audits in progress.

The differences between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statements of operations are:

	December 31
	2007	2006	2005
Statutory federal income tax	$(5,919,841)	$(163,131)	$(433,731)
State income tax	(574,573)	(23,990)	(63,785)
Non-deductible intangible asset amortization and other permanent differences	1,168,037	1,205,901	680,231
Other	205,813	(73,509)	(259,670)

	$(5,120,564)	$945,271	$(76,955)

In the fiscal years ended December 31, 2007, 2006 and 2005, non-deductible intangible asset amortization included non-deductible contracts rights of $2,305,933, $533,845 and $672,056, respectively, and non-deductible interest expense related to warrant liability of $0, $672,056 and $457,296, respectively.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 14—STOCK-BASED COMPENSATION:

The Company has adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment”, (“SFAS 123(R)”) and the guidance provided by the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which established the accounting for stock-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. SFAS 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Black-Scholes valuation model.

Stock options granted under the Company’s 2006 Long-Term Incentive Plan (“the LTI Plan”), which was approved by the stockholders on February 12, 2007, may expire up to ten years after the date of grant or earlier at the determination of the Board of Directors. Under the LTI Plan, the Company reserved 2,750,000 shares of stock in accordance with the plan’s terms. The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of the grant. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant. As of December 31, 2007, 816,000 options were granted to key employees and directors of the Company which vest over 3.39 years and have an intrinsic value of $0.

The Company’s results of operations for the fiscal year ended December 31, 2007 included share-based employee compensation totaling $1,003,978. Such amount was included in the Statements of Operations in selling, general and administrative expenses. As of December 31, 2007, there was $123,612 of unrecognized compensation cost related to all unvested stock options. The fair value of these options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

Year ended December 31, 2007
Volatility	23.5%
Expected term in years	3.8 years
Risk-free interest rate	4.6%
Expected dividend yield	0

The following information relates to the stock option activity under the LTI Plan for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	—	—	—
Granted	816,000	$5.68	3.78 years
Exercised	—	—	—
Cancelled	—	—	—

Outstanding & Exercisable at December 31, 2007	816,000	$5.68	3.39 years

The aggregate intrinsic value for the options in the table above was zero as at December 31, 2007 based on the closing common share price of $2.11 as at December 31, 2007. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the fair market value of the Company’s common stock.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 15—WARRANTS:

In connection with Terra Nova’s Offering on April 22, 2005, there were 11,040,000 warrants issued and outstanding at December 31, 2007, which included warrants that were part of the outstanding units. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The warrants are redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with Terra Nova’s Offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit. In addition, the warrants underlying such units were exercisable at $6.65 per share.

NOTE 16—COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases office space and equipment under operating leases that expire over one to three years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of December 31, 2007 were as follows:

Year Ending December 31,
2008	$736,729
2009	530,132
2010	296,101

Total	$1,562,962

Rent expense under all operating leases was $1,307,841, $614,511 and $638,189 for each of the years ended December 31, 2007, 2006 and 2005, respectively.

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 9).

Employee Benefit Plan:

In 1991 Quantum established a savings and profit sharing (IRC Section 401(k)) plan (“Plan”). As of January 1, 2006, the Plan was amended to include additional employees of Quantum and to meet IRS safe harbor provisions. Employees are eligible to participate upon their date of hire. Participants may elect to defer a percentage of their compensation subject to the Internal Revenue Service limit on elective deferrals. The Plan also allows for a discretionary Company match of elective deferrals that will vest on a three-year cliff vesting schedule. There was no Company match for the Plan year ended September 30, 2005. Effective October 1, 2005, the Company elected to change the Plan’s fiscal year ending date to December 31. There was no Company match for the years ended December 31, 2007, 2006 and 2005.

Retirement Benefit Liability:

Upon its acquisition of Quantum, the Company assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recorded an estimated liability of $338,050 based upon the expected remaining life of the former owner, and made payments of $78,126, $74,076 and $30,865 in the years ended December 31, 2007, 2006 and 2005, respectively. Estimated future payments to the former owner are as follows:

Year Ending December 31,
2008	$79,574
2009	79,574
2010	79,574
2011	79,574
2012	79,574
Thereafter	88,874

Total minimum payments	$486,744

Present value (at 12.25% discount rate) net minimum retirement payments	$338,050
Less, current portion	(77,257)

$260,793

NOTE 17—FRANCHISE AGREEMENTS:

On August 30, 2007, the Company entered into an Agreement with KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The Agreement with KOR replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to the Company, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company, on a weekly basis, a royalty equal to 50% of its net income from its operations. Through this relationship KOR operated and managed up to twelve of the Company’s former branches.

Under the Agreement, the Company processed the weekly payroll for all temporary and contract staff placed on assignment by KOR and KOR’s weekly invoices. The Agreement had a term of 99 years, but was subject to earlier termination upon certain material breaches or defaults and it could only be assigned by KOR if the assignee satisfied certain financial, business experience and character criteria acceptable to the Company.

On August 13, 2007, the Company entered into an Agreement (the “TZG Agreement”) with TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate a franchise of the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to the Company, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation. Through this relationship TZG operated and managed up to twenty-five of the Company’s former branches.

Under the Agreement, the Company processed the weekly payroll for all temporary and contract staff placed on assignment by TZG and TZG’s weekly invoices. The Agreement had a term of 99 years, but was subject to earlier termination upon certain material breaches or defaults and it could only be assigned by TZG if the assignee satisfied certain financial, business experience and character criteria acceptable to the Company.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Subsequent to December 31, 2007, both franchise agreements were terminated. See Note 20—Subsequent Events.

NOTE 18—MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with the Chief Executive Officer (“CEO”) and President of the Company, whereby the Company agreed to pay each of the CEO and President $25,000 per month, plus benefits, with the term of each agreement being 3 years. At December 31, 2007, the CEO and the President each owned, as per a voting agreement, approximately 57% of the outstanding common stock of the Company.

The Company has entered into an employment agreement with the Chief Financial Officer of the Company. The agreement provides for basic compensation, incentive compensation and a severance package.

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company and his employment agreement was terminated (see Note 20—Subsequent Events).

NOTE 19—LITIGATION:

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

On September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, LLC (“ALS”), Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of the Company.

The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including Advantage Services Group II, LLC (“ASG II”), in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requests in its complaint that its damages be satisfied from the assets transferred to the Company. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and also filed a Crossclaim against ALS making claims for contractual and common law indemnity. On January 31, 2008, ALS filed its Answer to the Company’s Crossclaim, denying all claims, and filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008, requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I—Item 1A (Risk Factors)).

The complaint in the Brown Litigation alleges that CP Advantage has (i) failed to pay overtime compensation (Calif. Labor Code Section 1194 and 2699(f)) to him and to all California employees similarly situated, (ii) failed to pay wages at time of discharge (Calif. Labor Code Sections 201, 202 and 203 and 2699(f)) to him and to all California employees similarly situated, (iii) failed to pay all wages at the time required (Calif. Labor Code Sections 204 and/or 204b and 2699(f)) to him and to all California employees similarly situated, (iv) failed to provide proper itemized wage statements (Calif. Labor Code Section 226(a)) to him and to all California employees similarly situated, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation (Calif. Labor Code Section 212 and 2699(f)) to him and to all California employees similarly situated. On March 25, 2008, CP Advantage filed its Answer and denied all claims. In addition, on March 26, 2008, CP Advantage filed a Notice of Removal to remove the Brown Litigation to the United States District Court of the Northern District of California. Brown seeks unspecified penalties, damages, interest, attorneys’ fees, costs of suit and, in relation to the claim regarding the alleged issuance of checks drawn on out-of-state banks with no in-state address for presentation, an injunction to preclude such alleged conduct.

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

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 20—SUBSEQUENT EVENTS:

On February 7, 2008, ClearPoint Resources, Inc. (“CPR”), a wholly owned subsidiary of ClearPoint, entered into a Purchase Agreement (the “HRO Purchase Agreement”) effective as of February 7, 2008, with CPR’s wholly owned subsidiary, ClearPoint HRO, LLC, a Delaware limited liability company (“HRO”), and AMS Outsourcing, Inc., a Montana corporation (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800,000, with $400,000 to each of Michael Traina, the Company’s and CPR’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the Company’s and CPR’s former director, President and Secretary, in consideration for loans totaling $800,000 made to CPR. Pursuant to a voting agreement, each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of issued and outstanding shares of the Company’s common stock. The terms of the Promissory Notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each Promissory Note is $400,000, they bear interest at the rate of 6% per annum, which will be paid quarterly, and they are due on February 22, 2009. The Promissory Notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to Manufacturers and Traders Trust Company (“M&T”) pursuant to the Credit Agreement, as amended, by and between M&T and the Company.

On February 28, 2008, CPR entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”), dated as of February 28, 2008, with StaffChex, Inc. (“StaffChex”), subject to certain conditions for the completion of the transaction. Under the StaffChex Purchase Agreement, StaffChex assumed certain liabilities of CPR and acquired from CPR all of the Customer Account Property (primarily contract rights), as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR pursuant to the Franchise Agreement – Management Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. The prior agreements with StaffChex Servicing and KOR were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations. In consideration for the Customer Account Property acquired from CPR, StaffChex issued to CPR 15,444 shares of common stock of StaffChex and is obligated to issue up to 23,166 shares of StaffChex’ common stock, subject to the earnout provisions set forth in the StaffChex Purchase Agreement. In addition, CPR entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through CPR’s iLabor network and to pay to CPR 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total dollar volume of business for temporary staffing services. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property. The Company did not incur any early termination penalties in connection with such termination.

On February 28, 2008, CPR and its subsidiary, ClearPoint Workforce, LLC (“CPW”), entered into a Licensing Agreement (the “Optos Licensing Agreement”) with Optos Capital, LLC (“Optos”), of which Christopher Ferguson, the Company’s and CPR’s former director, President and Secretary, is the sole member. Pursuant to the Optos Licensing Agreement, ClearPoint (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement dated August 13, 2007, as amended, and all contracts and contract rights for the clients included on such list. In consideration of the licensing of the Program, which is part of the

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos Licensing Agreement to its lender under such credit agreements. The foregoing agreement with TZG was terminated on February 28, 2008. The Company did not incur any early termination penalties in connection with such termination.

On February 28, 2008, CPW advanced $800,000, on behalf of Optos, to the provider of Optos’ outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008 which were payable to Michael Traina and Christopher Ferguson in the aggregate amount of $800,000.

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007 (the “Employment Agreement”), the Employment Agreement is of no further force and effect. Under the Ferguson Separation Agreement, Mr. Ferguson agreed not to be a designee under the Voting Agreement and not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company has agreed to enter into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities.

The Company entered into the M&T Credit Agreement with several banks and other financial institutions parties to the M&T Credit Agreement (collectively, the “M&T Lenders”) and M&T as Administrative Agent, dated as of February 23, 2007, as amended. Under the M&T Credit Agreement, the M&T Lenders agreed to make Revolving Credit Loans up to $20,000,000 in the aggregate principal amount and issued a $5,000,000 Term Loan. Capitalized terms not defined herein shall have the meanings set forth in the M&T Credit Agreement. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement (the “Second Amendment”), dated as of March 21, 2008, among ClearPoint, the M&T Lenders and M&T. Pursuant to the Second Amendment, the Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the Revolving Credit Commitments was gradually reduced from $20,000,000 to $15,000,000 at March 21, 2008 and $4,000,000 at June 30, 2008; (ii) the Applicable Margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any Revolving Credit Loan that is a Eurodollar Loan and a Base Rate Loan, respectively, and (b) 4.5% and 2.25% for any Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the Applicable Commitment Fee Percentage, which is included in the calculations of Commitment Fees payable by ClearPoint on the amount of the Unused Revolving Credit Commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of Total Debt or Senior Debt, as applicable, to Modified EBITDA were amended to lower the ratios as of September 30, 2008.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

On April 14, 2008, the Company entered into a Waiver (the “Waiver”) to the M&T Credit Agreement. Pursuant to the Waiver, the required lenders under the M&T Credit Agreement waived compliance with certain financial covenants set forth in the M&T Credit Agreement for the period ending December 31, 2007. In connection with the Waiver, the Company paid a $100,000 Waiver fee to M&T.

On March 1, 2005, CPR issued a Promissory Note (“Blue Lake Note”) to Blue Lake Rancheria, a fully recognized Indian tribe (“Blue Lake”), for $1,290,000 in principal amount guaranteed by Michael Traina,

68.1

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, the Company amended and restated the Blue Lake Note and extended its maturity date under the Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). The Blue Lake Agreement sets forth certain agreements between CPR and Blue Lake with respect to the amendment and restatement of the Blue Lake Note. CPR and Blue Lake have acknowledged that the Blue Lake Agreement constitutes a legally binding obligation and commitment on the parties thereto which will be further documented in definitive, binding agreements to be completed no later than April 14, 2008. Pursuant to the Blue Lake Agreement, the principal amount of $1,290,000 is due and payable as follows: (i) $200,000 was paid on April 8, 2008, (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the amended and restated Blue Lake Note.

On March 1, 2005, CPR issued the Amended and Restated Notes (collectively the “Sub Notes” and each Amended and Restate Note, a “Sub Note”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. Partnership (collectively, the “Sub Noteholders,” and individually, a “Sub Noteholder”), for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. Partnership is controlled by Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR. The Sub Notes matured on March 31, 2008. Effective March 31, 2008, the Company amended and restated the Sub Notes and extended their maturity dates under the following agreements: (i) the Second Amended and Restated Promissory Note, dated March 31, 2008 (the “Amended Sub Note” and collectively, the “Amended Sub Notes”) issued by CPR to each Sub Noteholder; and (ii) a Warrant (the “Sub Note Warrant”) to purchase 15,000 shares (“Sub Note Warrant Shares”) of ClearPoint’s common stock issued to each Sub Noteholder for every $100,000 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note is due and payable on March 31, 2009, provided that CPR has the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder. In consideration of each Sub Noteholder agreeing to extend the maturity date of their Sub Note, ClearPoint agreed to issue the Sub Note Warrant to the Sub Noteholders to purchase, in the aggregate, 82,500 Sub Note Warrant Shares as described below. The Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55, the closing price per share of common stock on March 31, 2008. If CPR extends the maturity date of the Amended Sub Note to March 31, 2010, then the Sub Noteholders will have the right to receive additional Sub Note Warrants to purchase, in the aggregate, additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55. The initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

On April 8, 2008 the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Koosharem Corp., a California corporation doing business as Select Staffing (“Select”), where CPR is entitled to receive annually the first 10% of all annual gross sales of the subcontracted contracts up to $36 million of annual gross sales and whereby Select licensed use

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

of CPR’s iLabor network in exchange for a $1.2 million payment ($900,000 on April 8, 2008 and $300,000 on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination.

NOTE 21—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following is a summary of the unaudited quarterly financial information for the fiscal years ended December 31, 2007 and 2006:

	2007—Quarter Ended (unaudited)
	December 31,		September 30,	June 30,		March 31,
	($ in thousands, except per share data)
Revenue	$52,015		$52,427	$54,394		$32,849
Cost of Services	46,616		46,548	46,525		26,942

Gross Profit	5,399		5,879	7,869		5,907
Selling, general and administrative expenses	6,795		4,719	8,086		7,105
Restructuring expenses	—		(651)	2,852		—
Depreciation and amortization expense	6,387		1,401	1,387		1,139

Income (loss) before income taxes	(7,783)		410	(4,456)		(2,337)
Interest income (expense)	(245)		(529)	(537)		(561)
Other income (expense)	260		—	89		(1,823	)(3)

Net loss before income taxes	(7,768)		(119)	(4,903)		(4,721)
Income tax expense (benefit)	(1,767)		39	(2,918)		(474)

Net loss	$(6,001	)(1)	$(158)	$(1,985	)(2)	$(4,247)

Net loss per share	$(0.45)		$(0.01)	$(0.15)		$(0.43)

	2006—Quarter Ended (unaudited)
	December 31,		September 30,	June 30,	March 31,
	($ in thousands, except per share data)
Revenue	$29,142		$29,261	$31,780	$23,759
Cost of Services	23,344		24,200	26,503	19,290

Gross Profit	5,798		5,061	5,277	4,469
Selling, general and administrative expenses	3,461		3,060	3,594	3,435
Depreciation and amortization expense	479		479	755	776

Income (loss) before income taxes	1,858		1,522	928	258
Interest income (expense)	(2,474	)(4)	(690)	(972)	(936)
Other income (expense)	23		6	(10)	7

Net income (loss) before income taxes	(593)		838	(54)	(671)
Income tax expense (benefit)	420		491	264	(230)

Net income (loss)	$(1,013)		$347	$(318)	$(441)

Net income (loss) per share	$(0.17)		$0.06	$(0.05)	$(0.07)

(1)	The net loss in the forth quarter of 2007 includes a writedown in the carrying value of contract rights and increased provision for doubtful accounts.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(2)	The net loss in the second quarter of 2007 includes the impact of a restructuring charge.
(3)	Includes prepayment penalty on early retirement of Bridge debt.
(4)	Reflects the revaluation of warrants related to the Bridge term loan.

Net income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarterly net income (loss) per share figures in 2007 and 2006 does not necessarily equal to the total computed for the entire year.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this annual report. The Company also engaged external advisors with expertise in assisting companies document, assess and recommend improvements to their internal control environment to assist management in its assessment. Based on its evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2007, such controls and procedures were not effective.

In making this evaluation, management considered, among other matters, the material weaknesses in the Company’s internal control over financial reporting that have been identified. See “Management’s Report on Internal Control Over Financial Reporting” below.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s system of internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on its financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management performed an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based upon criteria in Internal Control—Integrated Framework issued by COSO. The Company also engaged external advisors to assist management in its assessment. Based on the Company’s assessment, management has concluded that its internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by COSO.

The Company’s management identified the following deficiencies that resulted in material weaknesses in our internal control over financial reporting as of December 31, 2007. A material weakness is a deficiency, or combination of deficiencies, that results in more than a reasonable possibility that a material misstatement in the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

1. The Company did not maintain an effective control environment due to the lack of documented, formal policies and procedures.

2. The Company did not maintain effective controls over Accounts Payable, Accounts Receivable, and Payroll Processing

3. The Company did not maintain effective internal controls over the financial closing and reporting process.

4. The Company did not maintain effective controls over its information technology systems.

The evaluation of the effectiveness of internal controls is the Company’s initial assessment since its migration from a former privately held enterprise covering a period of time where the Company was engaged in rapid expansion through a major acquisition and conversion of legacy accounting systems to a common platform. The acquisition presented transition issues such as the maintenance of multiple IT systems and allocation of accounting resources during the transition period in 2007.

In light of this conclusion and as part of the preparation of this report, the Company has applied compensating procedures and processes as necessary to ensure the reliability of its financial reporting to include the development of a standard closing checklist with specific assignment of duties, responsibilities and timetable for completion of assigned tasks, as well as the retention of additional temporary staff and outside accounting professionals to assist in the completion of the closing process.

The Company intends to remediate the weaknesses in the control environment, information technology and financial reporting through specific process improvements that have already been identified. In addition, the Company is in the process of developing new processes for accounts receivable, accounts payable, revenue and payroll processing. All new processes will be evaluated to ensure they are supported by effectively designed level of controls and procedures to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company plans to devote more resources to developing and communicating an anti-fraud program, code of conduct policies and human resource polices to its employees and management. The program includes the assignment of in-house counsel to be dedicated to the development and enforcement of compliance programs. Background checks will be performed on personnel being placed into positions of material responsibility. The compliance program also will include a communication project to set the right tone from the top.

Furthermore, certain of these remediation efforts, primarily associated with the information technology infrastructure and related controls, will require significant ongoing effort and investment. Management, with the oversight of the audit committee and internal audit staff, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of the control environment. The Company intends to further expand its accounting policy and controls capabilities by providing additional resources where deemed necessary and to enhance training of existing staff in such matters. Management believes that the foregoing actions will continue to improve the Company’s internal control over financial reporting, as well as its disclosure controls and procedures.

This Annual Report on Form 10-K does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

The principal executive officer and principal financial officer also conducted an evaluation of changes in the internal control over financial reporting to determine whether any changes in such internal control occurred during the quarter (ClearPoint’s fourth fiscal quarter in the case of an annual report) that have materially affected or which are reasonably likely to materially affect internal control over financial reporting. Based on that evaluation, there has been no such change during the quarter covered by this report. However, since January 1, 2008, the Company has commenced implementing controls to address the segregation of duties relating to the processing and posting of cash receipts. In addition, the Company has commenced a review by its internal audit staff of new accounting processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Code of Ethics

Prior to the consummation of the merger with Terra Nova, ClearPoint did not have a Code of Ethics. In April 2005, Terra Nova’s board of directors adopted a code of ethics which now applies to the Company’s directors, officers and employees as well as those of its subsidiaries. A copy of the Company’s Code of Ethics may be obtained free of charge by submitting a request in writing to ClearPoint Business Resources, Inc., 1600 Manor Drive, Suite 110, Chalfont, Pennsylvania, 18914.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 11.	Executive Compensation.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 14.	Principal Accounting Fees and Services.

Information required by this item is incorporated by reference to the Company’s definitive proxy statement which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Annual Report on Form 10-K:

1. Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2007 and 2006.

Consolidated Statements of Operations for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

2. Financial Statement Schedules

CLEARPOINT BUSINESS RESOURCES, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2007 Allowance for doubtful accounts	$405	$2,774	$0	$3,179

Year ended December 31, 2006 Allowance for doubtful accounts	$419	$66	$80	$405

Year ended December 31, 2005 Allowance for doubtful accounts	$30	$405	$16	$419

3. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated August 9, 2006, by and among Terra Nova Acquisition Corporation, CPBR Acquisition, Inc., ClearPoint Business Resources, Inc. and the stockholders of ClearPoint Business Resources, Inc. (incorporated by reference from Annex A to the Definitive Proxy Statement filed January 22, 2007).

2.2	Asset Sale and Purchase Agreement dated as of February 23, 2007, by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint Business Resources, Inc (incorporated by reference from Exhibit 2.1 to Form 8-K filed February 28, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Annex B of the Definitive Proxy Statement filed January 22, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to Form 8-K filed January 7, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 to Form 8-K filed February 12, 2007).

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to Form 8-K filed February 12, 2007).

4.3	Specimen Unit Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K filed February 12, 2007).

4.4	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.4 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 122439) filed April 4, 2005).

4.5	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-1 (File No. 122439) filed January 31, 2005).

4.6	Warrant Clarification Agreement between Continental Stock Transfer and Trust Company and Terra Nova Acquisition Corporation (incorporated by reference from Exhibit 4.1 to Form 8-K filed on September 12, 2006).

76.1

Exhibit No.	Description
4.7	Amendment to Unit Purchase Options between Terra Nova Acquisition Corporation and the holders thereof (incorporated by reference from Exhibit 4.2 to Form 8-K filed on September 12, 2006).

4.8	Registration Rights Agreement dated as of February 23, 2007 by and between ClearPoint Business Resources, Inc. and ALS, LLC (incorporated by reference from Exhibit 4.1 to Form 8-K filed February 28, 2007).

4.9	Form of 7% Subordinated Promissory Note due 2008 issued to ALS, LLC. (incorporated by reference from Exhibit 4.9 to Form 10-Q filed May 21, 2007).

4.10	Amended and Restated Term Note, dated July 13, 2007, payable to Manufacturers and Traders Trust Company in the original principal amount of $5,000,000 (incorporated by reference from Exhibit 4.1 to Form 10-Q filed November 13, 2007).

4.11	Amendment to Note payable to the shareholders of Staffbridge, Inc. dated December 31, 2007 (incorporated by reference from Exhibit 4.1 to Form 8-K filed January 7, 2008).

10.1	2006 Long-Term Incentive Plan (incorporated by reference from Annex C of the Definitive Proxy Statement filed January 22, 2007).*

10.2	Form of Non-qualified Stock Option Agreement under ClearPoint Business Resources, Inc. 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 of the Registration Statement on Form S-8 filed on June 29, 2007).*

10.3	Form of Voting Agreement (incorporated by reference from Annex D of the Definitive Proxy Statement filed January 22, 2007).

10.4	Form of Escrow Agreement (incorporated by reference from Annex E of the Definitive Proxy Statement filed January 22, 2007).

10.5	Form of Michael D. Traina Employment Agreement (incorporated by reference from Annex H of the Definitive Proxy Statement filed January 22, 2007).*

10.6	Form of Christopher Ferguson Employment Agreement (incorporated by reference from Annex I of the Definitive Proxy Statement filed January 22, 2007).*

10.7	Kurt Braun Employment Agreement dated April 4, 2005 (incorporated by reference from Exhibit 10.8 to Form 8-K filed February 12, 2007).*

10.8	Todd Warner Employment Agreement dated February 16, 2005 (incorporated by reference from Exhibit 10.9 to Form 8-K filed February 12, 2007).*

10.9	Quantum Resources Corporation Stock Purchase Agreement with Mercer Staffing, Inc. and Aramark Services, Inc. dated July 29, 2005 (incorporated by reference from Exhibit 10.10 to Form 8-K filed February 12, 2007).

10.10	6% Subordinated Note due 2008 issued to Blue Lake Rancheria (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed May 14, 2007).

10.11	Form of ClearPoint Business Resources, Inc. 12% Subordinated Note Due 2008, dated March 1, 2005 (incorporated by reference from Exhibit 10.11 to Form 8-K filed February 12, 2007).

10.12	ClearPoint Business Resources, Inc. 9% Subordinated Note Due 2008, dated March 1, 2005, in the original principal amount of $250,000 to Optos Capital, LLC, a Pennsylvania limited liability company that is wholly-owned by Christopher B. Ferguson (incorporated by reference from Exhibit 10.12 to Form 8-K filed February 12, 2007).

Exhibit No.	Description
10.13	New Staff, Inc. Asset Sale and Purchase Agreement with Allied Contract Services, LLC dated June 18, 2004 (incorporated by reference from Exhibit 10.13 to Form 8-K filed February 12, 2007).

10.14	Credit Agreement dated as of February 23, 2007 among ClearPoint Business Resources, Inc., the several banks and other financial institutions from time to time parties thereto and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 28, 2007).

10.15	Form of Advisory Services Agreement with TerraNova Management Corp. (incorporated by reference from Exhibit 10.7 to Form 8-K filed on August 15, 2006).

10.16	Director Compensation (incorporated by reference from Exhibit 10.8 to Form 10-Q filed May 21, 2007).*

10.17	Franchise Agreement, dated August 13, 2007, by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 13, 2007).

10.18	Franchise Agreement, dated August 30, 2007, by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 13, 2007).

10.19	First Amendment to Credit Agreement dated July 13, 2007, by and between ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.3 to Form 10-Q filed November 13, 2007).

10.20	Joinder and Assumption Agreement, dated as of December 31, 2007 among Emgate Solutions Group, LLC, ClearPoint WorkForce, LLC, ASG, LLC, ClearPoint HRO, LLC, ClearPoint HR, LLC, ASG, LLC, and Mercer Ventures, Inc., in favor of Manufacturers and Traders Trust Company, as Administrative Agent for the lenders and financial institutions from time to time parties to a certain Credit Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 7, 2008).

10.21	Purchase Agreement, effective as of December 31, 2007, by and among ClearPoint Business Resources, Inc., Mercer Ventures, Inc. and TradeShow Products Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 7, 2008).

21.1	List of Subsidiaries.

23.1	Consent of Lazar Levine & Felix LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of ClearPoint’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of ClearPoint’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 15, 2008

CLEARPOINT BUSINESS RESOURCES, INC.

By:	/s/ MICHAEL D. TRAINA
Name:	Michael D. Traina
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/S/ MICHAEL D. TRAINA Michael D. Traina	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	April 15, 2008

/S/ KURT A. BRAUN Kurt A. Braun	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 15, 2008

/S/ VAHAN KOLOLIAN Vahan Kololian	Lead Director	April 15, 2008

/S/ BRENDAN CALDER Brendan Calder	Director	April 15, 2008

/S/ MICHAEL PERUCCI Michael Perucci	Director	April 15, 2008

/S/ PARKER DREW Parker Drew	Director	April 15, 2008

/S/ HARRY GLASSPIEGEL Harry Glasspiegel	Director	April 15, 2008

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated August 9, 2006, by and among Terra Nova Acquisition Corporation, CPBR Acquisition, Inc., ClearPoint Business Resources, Inc. and the stockholders of ClearPoint Business Resources, Inc. (incorporated by reference from Annex A to the Definitive Proxy Statement filed January 22, 2007).

2.2	Asset Sale and Purchase Agreement dated as of February 23, 2007, by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint Business Resources, Inc (incorporated by reference from Exhibit 2.1 to Form 8-K filed February 28, 2007).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Annex B of the Definitive Proxy Statement filed January 22, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to Form 8-K filed January 7, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 to Form 8-K filed February 12, 2007).

4.2	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to Form 8-K filed February 12, 2007).

4.3	Specimen Unit Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K filed February 12, 2007).

4.4	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.4 to Amendment No. 2 to Registration Statement on Form S-1 (File No. 122439) filed April 4, 2005).

4.5	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to Registration Statement on Form S-1 (File No. 122439) filed January 31, 2005).

4.6	Warrant Clarification Agreement between Continental Stock Transfer and Trust Company and Terra Nova Acquisition Corporation (incorporated by reference from Exhibit 4.1 to Form 8-K filed on September 12, 2006).

4.7	Amendment to Unit Purchase Options between Terra Nova Acquisition Corporation and the holders thereof (incorporated by reference from Exhibit 4.2 to Form 8-K filed on September 12, 2006).

4.8	Registration Rights Agreement dated as of February 23, 2007 by and between ClearPoint Business Resources, Inc. and ALS, LLC (incorporated by reference from Exhibit 4.1 to Form 8-K filed February 28, 2007).

4.9	Form of 7% Subordinated Promissory Note due 2008 issued to ALS, LLC. (incorporated by reference from Exhibit 4.9 to Form 10-Q filed May 21, 2007).

4.10	Amended and Restated Term Note, dated July 13, 2007, payable to Manufacturers and Traders Trust Company in the original principal amount of $5,000,000 (incorporated by reference from Exhibit 4.1 to Form 10-Q filed November 13, 2007).

4.11	Amendment to Note payable to the shareholders of Staffbridge, Inc. dated December 31, 2007 (incorporated by reference from Exhibit 4.1 to Form 8-K filed January 7, 2008).

10.1	2006 Long-Term Incentive Plan (incorporated by reference from Annex C of the Definitive Proxy Statement filed January 22, 2007).*

Exhibit No.	Description

10.2	Form of Non-qualified Stock Option Agreement under ClearPoint Business Resources, Inc. 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 of the Registration Statement on Form S-8 filed on June 29, 2007).*

10.3	Form of Voting Agreement (incorporated by reference from Annex D of the Definitive Proxy Statement filed January 22, 2007).

10.4	Form of Escrow Agreement (incorporated by reference from Annex E of the Definitive Proxy Statement filed January 22, 2007).

10.5	Form of Michael D. Traina Employment Agreement (incorporated by reference from Annex H of the Definitive Proxy Statement filed January 22, 2007).*

10.6	Form of Christopher Ferguson Employment Agreement (incorporated by reference from Annex I of the Definitive Proxy Statement filed January 22, 2007).*

10.7	Kurt Braun Employment Agreement dated April 4, 2005 (incorporated by reference from Exhibit 10.8 to Form 8-K filed February 12, 2007).*

10.8	Todd Warner Employment Agreement dated February 16, 2005 (incorporated by reference from Exhibit 10.9 to Form 8-K filed February 12, 2007).*

10.9	Quantum Resources Corporation Stock Purchase Agreement with Mercer Staffing, Inc. and Aramark Services, Inc. dated July 29, 2005 (incorporated by reference from Exhibit 10.10 to Form 8-K filed February 12, 2007).

10.10	6% Subordinated Note due 2008 issued to Blue Lake Rancheria (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed May 14, 2007).

10.11	Form of ClearPoint Business Resources, Inc. 12% Subordinated Note Due 2008, dated March 1, 2005 (incorporated by reference from Exhibit 10.11 to Form 8-K filed February 12, 2007).

10.12	ClearPoint Business Resources, Inc. 9% Subordinated Note Due 2008, dated March 1, 2005, in the original principal amount of $250,000 to Optos Capital, LLC, a Pennsylvania limited liability company that is wholly-owned by Christopher B. Ferguson (incorporated by reference from Exhibit 10.12 to Form 8-K filed February 12, 2007).

10.13	New Staff, Inc. Asset Sale and Purchase Agreement with Allied Contract Services, LLC dated June 18, 2004 (incorporated by reference from Exhibit 10.13 to Form 8-K filed February 12, 2007).

10.14	Credit Agreement dated as of February 23, 2007 among ClearPoint Business Resources, Inc., the several banks and other financial institutions from time to time parties thereto and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 28, 2007).

10.15	Form of Advisory Services Agreement with TerraNova Management Corp. (incorporated by reference from Exhibit 10.7 to Form 8-K filed on August 15, 2006).

10.16	Director Compensation (incorporated by reference from Exhibit 10.8 to Form 10-Q filed May 21, 2007).*

10.17	Franchise Agreement, dated August 13, 2007, by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 13, 2007).

10.18	Franchise Agreement, dated August 30, 2007, by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 13, 2007).

Exhibit No.	Description

10.19	First Amendment to Credit Agreement dated July 13, 2007, by and between ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.3 to Form 10-Q filed November 13, 2007).

10.20	Joinder and Assumption Agreement, dated as of December 31, 2007 among Emgate Solutions Group, LLC, ClearPoint WorkForce, LLC, ASG, LLC, ClearPoint HRO, LLC, ClearPoint HR, LLC, ASG, LLC, and Mercer Ventures, Inc., in favor of Manufacturers and Traders Trust Company, as Administrative Agent for the lenders and financial institutions from time to time parties to a certain Credit Agreement (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 7, 2008).

10.21	Purchase Agreement, effective as of December 31, 2007, by and among ClearPoint Business Resources, Inc., Mercer Ventures, Inc. and TradeShow Products Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 7, 2008).

21.1	List of Subsidiaries.

23.1	Consent of Lazar Levine & Felix LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of ClearPoint’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of ClearPoint’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.