Form 10-K/A
period 2007-12-31
Clearpoint Business Resources, Inc
filed 2008-04-29
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference:

None.

Explanatory Note

ClearPoint Business Resources, Inc., referred to as the “Company,” “ClearPoint” or “we”, “us” or “our,” is filing this Amendment No. 1 to the Annual Report on Form 10-K/A, referred to as the “Amendment,” to amend and restate Part III, Items 10 through 14, of the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, filed with the Securities and Exchange Commission, referred to as the “SEC,” on April 15, 2008, referred to as the “Original Form 10-K,” to include the information previously omitted in reliance on General Instruction G(3) to Form 10-K. General Instruction G(3) provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. We have determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement.

The purpose of this Amendment is also to add certain clarifications to, and to correct certain recently discovered typographical errors in, Part I, “Item 1. Business,” and Part II, “Item 8. Financial Statements and Supplementary Data,” of the Original Form 10-K.

We are adding the following language to clarify the disclosure in:

(i)	the second full paragraph on page 3 of “Item 1. Business,” Part I of the Original Form 10-K: “The Company was not in compliance with the covenants at December 31, 2007, but received a waiver from M&T for the period ended December 31, 2007. In connection with the waiver, the Company paid a $100,000 waiver fee to M&T.” and

(ii)	the third full paragraph on page 39 of “Item 8. Financial Statements and Supplementary Data,” Part II of the Original Form 10-K: “and $10,812,981 of the December 31, 2007 balance of the Revolver has been classified as a current liability.”

We are also making corrections to the following information in “Item 8. Financial Statements and Supplementary Data,” Part II of the Original Form 10-K:

Description of Corrected Item	Previously Reported Number	Corrected Number
Consolidated Statements of Cash Flows, Gain on Sale of Subsidiary (page 16)	$1,205,983	$(1,205,983)
Note 14 to Consolidated Financial Statements, Stock-Based Compensation page 33	$816,000 5.68	$766,000 5.65
Note 21 to Consolidated Financial Statements, Quarterly Financial Information (unaudited) (page 42), Other income (expense) for the quarter ended June 30, 2007 ($ in thousands)	$89	$90

We believe that the foregoing clarifications and corrections made in the Amendment are not, individually or in the aggregate, material to our business, financial condition or results of operations.

Accordingly, “Item 1. Business,” of Part I, “Item 8. Financial Statements and Supplementary Data,” of Part II and Part III of the Original Form 10-K are hereby amended and restated as set forth in the Amendment.

As a “smaller reporting company,” we have elected to prepare Part III of this Amendment following scaled disclosure requirements for smaller reporting companies consistent with the SEC rules effective February 4, 2008. Under the scaled disclosure obligations, we are not required to provide the Compensation Discussion and Analysis and certain other tabular and narrative disclosures relating to executive compensation. Nor are we required to quantify payments due to the named executive officers upon termination of employment. Management believes that the scaled disclosure for our executive compensation policy and practices is appropriate because we have a relatively simple compensation structure.

In addition, pursuant to the rules of the SEC, “Item 15. Exhibits and Financial Statement Schedules” of Part IV of the Original 10-K has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, which certifications are filed herewith as Exhibits 31.1, 31.2, 32.1 and 32.2. We have also included currently dated Exhibit 23.1 (Consent of Lazar Levine and Felix LLP) into the Amendment.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein, in any way other than as required to reflect the amendments described above. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

CLEARPOINT BUSINESS RESOURCES, INC.

PART I

This Annual Report on Form 10-K/A of ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) and the documents incorporated herein contain “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties including those set forth in Part I, Item 1A—Risk Factors of ClearPoint’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2008 or elsewhere in this Annual Report on Form 10-K/A and in other reports filed by the Company with the SEC should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

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

PART II

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

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)

-LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)-

	December 31,
	2007	2006
CURRENT LIABILITIES
Accounts payable	$2,880,523	$1,719,696
Accrued expenses and other current liabilities	5,122,251	2,064,379
Accrued payroll and related taxes	6,819,496	2,124,008
Current portion of revolving credit facility	10,812,981	—
Current portion of retirement benefit payable	77,257	68,065
Current portion of long-term debt	1,600,000	—
Notes payable other	2,509,681	450,000
Current portion of accrued restructuring costs	821,178	—

TOTAL CURRENT LIABILITIES	30,643,367	6,426,148
REVOLVING CREDIT FACILITY, net of current	4,000,000	—
ACCRUED RESTRUCTURING COSTS, net of current	203,424	—
LONG-TERM DEBT, net of current	3,973,333	13,755,255

NOTES PAYABLE-STOCKHOLDERS	550,000	1,210,000
LIABILITY FOR WARRANTS ISSUED	—	3,291,775
RETIREMENT BENEFIT PAYABLE, net of current	260,793	283,911

TOTAL LIABILITIES	39,630,917	24,967,089
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (December 31, 2007: 60,000,000 shares authorized, 13,208,916 shares issued and outstanding. December 31, 2006: 30,000,000 shares authorized, 6,051,549 shares issued and outstanding)	1,321	605
Additional paid in capital	31,349,176	599,461
Accumulated deficit	(15,704,802)	(3,314,197)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	15,645,695	(2,714,131)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$55,276,612	$22,252,958

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2007	2006	2005
REVENUE	$191,684,483	$113,942,202	$84,199,881
COST OF SERVICES	166,630,534	93,336,960	68,788,502

GROSS PROFIT	25,053,949	20,605,242	15,411,379
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	26,705,051	13,550,640	11,024,939
RESTRUCTURING EXPENSE	2,201,116	—	—
DEPRECIATION AND AMORTIZATION (including an impairment charge of $5,029,020 in 2007)	10,313,285	2,488,559	2,013,147

INCOME (LOSS) FROM OPERATIONS	(14,165,503)	4,566,043	2,373,293
OTHER INCOME (EXPENSE)
Other income	181,688	61,926	60,089
Interest expense and factoring fees	(1,871,614)	(3,348,626)	(2,475,844)
Interest expense on warrant liability	—	(1,723,221)	(1,172,554)
Other expense	(911,795)	(35,920)	(60,679)
Gain on sale of subsidiary	1,205,983	—	—
Prepayment penalty on early retirement of debt	(1,949,928)	—	—

TOTAL OTHER INCOME (EXPENSE)	(3,345,666)	(5,045,841)	(3,648,988)

LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(17,511,169)	(479,798)	(1,275,695)
INCOME TAX (BENEFIT) EXPENSE	(5,120,564)	945,271	(76,955)

NET LOSS	$(12,390,605)	$(1,425,069)	$(1,198,740)

NET LOSS PER COMMON SHARE
Basic and Diluted	$(1.00)	$(0.24)	$(0.20)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	12,372,170	6,051,549	6,051,549

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2004	6,051,549	$605	$5,561	$(690,388)	$(684,222)
Net loss				(1,198,740)	(1,198,740)

Balance as of December 31, 2005	6,051,549	605	5,561	(1,889,128)	(1,882,962)
Contribution of capital by principal stockholders			593,900		593,900
Net loss				(1,425,069)	(1,425,069)

Balance as of December 31, 2006	6,051,549	605	599,461	(3,314,197)	(2,714,131)
Issuance of common stock in connection with reverse acquisition of Terra Nova Acquisition Corp, net of acquisition costs	6,720,000	672	27,256,857	—	27,257,529
Shares converted on vote against merger	(2,000)	—	(11,076)	—	(11,076)
Issuance of common stock in connection with the acquisition of certain assets and liabilities of ALS, LLC	439,367	44	2,499,956	—	2,500,000
Issuance of stock options	—	—	1,003,978	—	1,003,978
Net loss	—	—	—	(12,390,605)	(12,390,605)

Balance as of December 31, 2007	13,208,916	$1,321	$31,349,176	$(15,704,802)	$15,645,695

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(12,390,605)	$(1,425,069)	$(1,198,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	(4,278,434)	(328,753)	(168,355)
Depreciation and amortization	10,313,285	2,488,559	2,013,149
Provision for (reduction in) doubtful accounts	2,773,891	(13,865)	178,494
Gain on sale of subsidiary	(1,205,983)	—	—
Interest on warrant liability	—	1,723,221	1,172,554
Stock based compensation	1,003,978	—	—
Amortization of discount on note payable	—	134,409	129,534
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	(8,946,338)	527,342	(761,035)
(Increase) in unbilled revenue	(108,821)	(427,256)	(651,991)
(Increase) decrease in prepaid expenses and other current assets	(2,711,087)	612,434	(1,839,474)
(Increase) in other assets	(2,750,569)	(1,301,863)	(1,084,872)
Increase (decrease) in accounts payable	774,827	(276,280)	949,874
Increase (decrease) in accrued expense and other accrued liabilities	3,057,869	(757,621)	164,521
Increase (decrease) in accrued payroll and related taxes	5,901,471	(142,803)	1,645,241
Increase in accrued restructuring costs	1,024,602	—	—
(Decrease) in accrued compensation—officer	—	(75,000)	—
(Decrease) in retirement benefits due	(13,926)	(3,659)	(162,867)

Total adjustments to net loss	4,834,765	2,158,865	1,584,773

Net cash provided by (used in) operating activities	(7,555,840)	733,796	386,033

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(1,294,086)	(198,306)	(38,865)
Acquisition of business (net of cash acquired)	(19,000,000)	(232,936)	(9,200,000)

Net cash (used in) investing activities	(20,294,086)	(431,242)	(9,238,865)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	27,257,529	—	—
Repayment of long-term debt—Bridge	(12,465,255)	—	—
Net borrowing (repayments) on long-term debt	4,283,333	—	14,193,003
Fees incurred in refinancing	(141,505)	(100,000)	(904,201)
Net borrowings (repayments) of financing of accounts receivable	—	—	(2,321,492)
Net borrowings (repayments) on line of credit	14,812,981	144,309	(150,000)
Principal payments and payoff of short-term debt	—	—	(1,545,000)
Net (repayments) on notes payable—stockholders	(660,000)	(50,000)	(50,000)
Net (repayments) on notes payable—other	(440,319)	—	—
Contributions of capital by principal stockholders	—	593,900	—
Retirement of warranty liability	(3,291,775)	—	—
Conversion of shares voted against Merger	(11,076)	—	—
Principal payments on long-term debt	—	(450,000)	(414,778)

Net cash provided by financing activities	29,343,913	138,209	8,807,532

Net increase (decrease) in cash and cash equivalents	1,493,987	440,763	(45,300)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	499,654	58,891	104,191

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,993,641	$499,654	$58,891

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

Year ended December 31, 2007
Volatility	23.5%
Expected term in years	3.8 years
Risk-free interest rate	4.6%
Expected dividend yield	0

The following information relates to the stock option activity under the LTI Plan for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2007	—	—	—
Granted	766,000	$5.65	3.78 years
Exercised	—	—	—
Cancelled	—	—	—

Outstanding & Exercisable at December 31, 2007	766,000	$5.65	3.39 years

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

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company entered into the M&T Credit Agreement with several banks and other financial institutions parties to the M&T Credit Agreement (collectively, the “M&T Lenders”) and M&T as Administrative Agent, dated as of February 23, 2007, as amended. Under the M&T Credit Agreement, the M&T Lenders agreed to make Revolving Credit Loans up to $20,000,000 in the aggregate principal amount and issued a $5,000,000 Term Loan. Capitalized terms not defined herein shall have the meanings set forth in the M&T Credit Agreement. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement (the “Second Amendment”), dated as of March 21, 2008, among ClearPoint, the M&T Lenders and M&T. Pursuant to the Second Amendment, the Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the Revolving Credit Commitments was gradually reduced from $20,000,000 to $15,000,000 at March 21, 2008 and $4,000,000 at June 30, 2008 and $10,812,981 of the December 31, 2007 balance of the Revolver has been classified as a current liability; (ii) the Applicable Margin, which is a component of the

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

interest rate calculations, was increased to (a) 3.5% and 1.25% for any Revolving Credit Loan that is a Eurodollar Loan and a Base Rate Loan, respectively, and (b) 4.5% and 2.25% for any Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the Applicable Commitment Fee Percentage, which is included in the calculations of Commitment Fees payable by ClearPoint on the amount of the Unused Revolving Credit Commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of Total Debt or Senior Debt, as applicable, to Modified EBITDA were amended to lower the ratios as of September 30, 2008.

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

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On April 8, 2008 the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Koosharem Corp., a California corporation doing business as Select Staffing (“Select”), where CPR is entitled to receive annually the first 10% of all annual gross sales of the subcontracted contracts up to $36 million of annual gross sales and whereby Select licensed use of CPR’s iLabor network in exchange for a $1.2 million payment ($900,000 on April 8, 2008 and $300,000 on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

NOTE 21—QUARTERLY FINANCIAL INFORMATION (UNAUDITED):

The following is a summary of the unaudited quarterly financial information for the fiscal years ended December 31, 2007 and 2006:

	2007—Quarter Ended (unaudited)
	December 31,		September 30,	June 30,		March 31,
	($ in thousands, except per share data)
Revenue	$52,015		$52,427	$54,394		$32,849
Cost of Services	46,616		46,548	46,525		26,942

Gross Profit	5,399		5,879	7,869		5,907
Selling, general and administrative expenses	6,795		4,719	8,086		7,105
Restructuring expenses	—		(651)	2,852		—
Depreciation and amortization expense	6,387		1,401	1,387		1,139

Income (loss) before income taxes	(7,783)		410	(4,456)		(2,337)
Interest income (expense)	(245)		(529)	(537)		(561)
Other income (expense)	260		—	90		(1,823	)(3)

Net loss before income taxes	(7,768)		(119)	(4,903)		(4,721)
Income tax expense (benefit)	(1,767)		39	(2,918)		(474)

Net loss	$(6,001	)(1)	$(158)	$(1,985	)(2)	$(4,247)

Net loss per share	$(0.45)		$(0.01)	$(0.15)		$(0.43)

	2006—Quarter Ended (unaudited)
	December 31,		September 30,	June 30,	March 31,
	($ in thousands, except per share data)
Revenue	$29,142		$29,261	$31,780	$23,759
Cost of Services	23,344		24,200	26,503	19,290

Gross Profit	5,798		5,061	5,277	4,469
Selling, general and administrative expenses	3,461		3,060	3,594	3,435
Depreciation and amortization expense	479		479	755	776

Income (loss) before income taxes	1,858		1,522	928	258
Interest income (expense)	(2,474	)(4)	(690)	(972)	(936)
Other income (expense)	23		6	(10)	7

Net income (loss) before income taxes	(593)		838	(54)	(671)
Income tax expense (benefit)	420		491	264	(230)

Net income (loss)	$(1,013)		$347	$(318)	$(441)

Net income (loss) per share	$(0.17)		$0.06	$(0.05)	$(0.07)

(1)	The net loss in the forth quarter of 2007 includes a writedown in the carrying value of contract rights and increased provision for doubtful accounts.
(2)	The net loss in the second quarter of 2007 includes the impact of a restructuring charge.
(3)	Includes prepayment penalty on early retirement of Bridge debt.
(4)	Reflects the revaluation of warrants related to the Bridge term loan.

Net income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarterly net income (loss) per share figures in 2007 and 2006 does not necessarily equal to the total computed for the entire year.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The following table sets forth certain information regarding our directors and executive officers as of April 29, 2008:

Name	Age	Position	Class	Director Since	Term as Director Expires
Michael D. Traina	37	Chairman of the Board and Chief Executive Officer	A	2007	2008
Kurt A. Braun	41	Chief Financial Officer and Treasurer	—	—	—
Lee W. Chung	42	Interim V.P., Administration	—	—	—
Vahan Kololian	54	Lead Director	A	2004	2008
Brendan Calder(1)	61	Director	C	2004	2010
Parker Drew(2)(3)	39	Director	B	2007	2009
Harry Glasspiegel(1)(2)(3)	58	Director	C	2007	2010
Michael Perrucci(1)(2)(3)	54	Director	B	2007	2009

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee

Terra Nova Acquisition Corporation, referred to as “Terra Nova,” incorporated in Delaware, was a blank check company formed on July 21, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On February 12, 2007, ClearPoint Resources, Inc. (formerly known as Mercer Staffing, Inc.) merged with a wholly owned subsidiary of Terra Nova, whereby as a result of the merger, ClearPoint Resources, Inc. became a wholly owned subsidiary of Terra Nova. Upon the closing of the merger, Terra Nova changed its name to ClearPoint Business Resources, Inc. In connection with the merger, Messrs. Traina, Perrucci, Drew and Glasspiegel were elected as members of our board of directors and Messrs. Traina and Braun were appointed as our executive officers. In connection with the merger, the following individuals resigned as a director: Randy Benson, Roman Fedus, Jesse Gill and Lee Chung.

Directors and Executive Officers

Michael D. Traina has served as our Chairman of the board of directors and the Chief Executive Officer since February 2007 and as the Chairman of the board of directors and the Chief Executive Officer of ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, since its founding in October 2001. Previously, from January 1999 to October 2000, Mr. Traina was Chief Executive Officer for Correctional Healthcare Solutions, Inc., a portfolio company of the Lomax Companies involved in the privatization of health care in correctional facilities. From 1997 to May 2001, Mr. Traina was President and CEO of Foster America, Inc., a portfolio company of the Lomax Companies that provided privately managed foster care services. Mr. Traina was the Director of New Business Development for The Lomax Companies from 1996 to October 2000, where he was responsible for evaluating venture capital investment opportunities, raising capital for transactions, and advising the Lomax portfolio companies in the areas of marketing and finance. Prior to joining the Lomax team, Mr. Traina ran VICEN, Inc., a privately held direct marketing firm, from 1995 to 1996 and worked for Salomon Brothers as a corporate bond trader from 1994 to 1995. Mr. Traina holds a B.A. from Brown University and an MBA from the Darden School at the University of Virginia.

Kurt A. Braun has served as our Chief Financial Officer since February 2007 and as the Chief Financial Officer of ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, since September 2004. From January 2003 to June 2004, Mr. Braun was Interim Manager of Financial Reporting and Analysis at American Water Works Co., Inc., a publicly held utility, working through Resources Global Professionals, a professional services firm. From September 1995 to December 2002, Mr. Braun was Chief Financial Officer of LEM Products, Inc., an industrial identification manufacturer, where he was responsible for all financial and administrative matters of the company. From 1994 to 1995, he was a Senior Consultant at KPMG Consulting, LLP, where he was responsible for a number of executive information systems implementations at Fortune 50 companies. Mr. Braun holds a B.B.A. and an M.B.A. in Finance and International Business from the Fox School of Business at Temple University.

Lee W. Chung has served as our Interim Vice President, Administration since April 2008. Mr. Chung has been a partner of TerraNova Partners, L.P., referred to as “TerraNova Partners”, a private investment firm, and a Vice President of TerraNova Management Corp., referred to as “TerraNova Management”, the manager of TerraNova Partners, since September 2004. TerraNova Partners and TerraNova Management are affiliates of ClearPoint. Previously, Mr. Chung served as ClearPoint’s (TerraNova’s) Chief Financial Officer and a member of its board of directors from its inception in July 2004 until February 2007. Following the merger, Mr. Chung served as our Vice President. Mr. Chung was the Chief Financial Officer and Vice President of Finance of Precinda Corporation, a private industrial holding company based in Toronto, Canada, from May 2002 until July 2004. From January 1997 to May 2002, Mr. Chung served as a corporate controller of Husky Injection Molding Systems Ltd., a supplier of injection molding equipment and services to the plastics industry. From November 1991 to January 1997, he served as a finance manager of Nortel Networks Corporation, a New York and Toronto Stock Exchange listed telecommunications company. Mr. Chung holds a Bachelor of Commerce and Finance degree from the University of Toronto and is a Chartered Accountant.

Vahan Kololian has served as our lead director since February 2007. Previously, Mr. Kololian was ClearPoint’s (TerraNova’s) Chairman of the board of directors and Chief Executive Officer from its inception in July 2004 until February 2007. Mr. Kololian has been the Chairman of the board of directors of Precinda Corporation, a private industrial holding company based in Toronto, since its formation in March 2000. He has also been the founder and managing Partner of TerraNova Partners, a private investment partnership and an affiliate of Precinda Corporation, since September 2004 and President of TerraNova Management since September 2004. TerraNova Partners and TerraNova Management are affiliates of ClearPoint.

Mr. Kololian is a director of Manicouagan Minerals Inc., Western Goldfields Inc. and Midlake Oil & Gas Limited. Mr. Kololian holds a B.A. from the University of Western Ontario and an LL.B. from the University of Ottawa.

Brendan Calder has served as a member of our board of directors since inception in July 2004. Since April 2001, Mr. Calder has been an adjunct professor of strategic management at the Rotman School of Management of the University of Toronto. From January 1996 until March 2000, Mr. Calder was the Chairman of the board of directors, President and Chief Executive Officer of CIBC Mortgages in Toronto Ontario and was president and a director of Firstline Trust Company from April 1988 to January 1996, both mortgage banking companies. Mr. Calder is a director of FirstService Corporation, EllisDon Construction, Coventree Capital, Inc. and The Toronto International Film Festival Group. Mr. Calder holds a Bachelor of Mathematics degree from the University of Waterloo and attended the Advanced Management Program at Harvard University.

Parker Drew has served as a member of our board of directors since February 2007. Mr. Drew was a Managing Director at JP Morgan Chase from April 2005 until December 2006, and was the Global Head of Trading for Natural Gas and Crude Oil. Prior to joining JP Morgan Chase, Mr. Drew was a Managing Partner at Drew Advisors, an energy focused hedge fund, where he was also a founder, from June 2004 to April 2005. From 1996 to June 2004, Mr. Drew was an Executive Director of Commodity Trading at Morgan Stanley, where he managed a large, predominantly proprietary derivatives portfolio. From 1994 to 1996, Mr. Drew was an Assistant Vice President of Natural Gas at Merrill Lynch, where he facilitated customer flow and managed a proprietary portfolio. From 1991 to 1994, Mr. Drew held various positions at Cooper Neff and Associates, Kevis Bender Investment Group, and Mabon Securities. Mr. Drew received a Finance MBA from NYU Stern School of Business and an AB Economics and History degree from Brown University.

Harry Glasspiegel has served as a member of our board of directors since February 2007. Mr. Glasspiegel has been Chairman of Glasspiegel Ventures, LLC, which advises and invests in various outsourcing businesses since May 1999. Prior to founding the firm in 1999, Mr.

Glasspiegel was CEO of a venture and advisory unit of CNA, a commercial and property and casualty insurer from 1997-1999. He previously served as a partner in the law firm of Pillsbury Winthrop Shaw Pittman, from April 2005 through June 2006, and as an associate and partner in its predecessor firm, Shaw Pittman Potts & Trowbridge, from 1979 to 1997, where he co-founded the firm’s global sourcing advisory practice. Since 2000, Mr. Glasspiegel has also been active in the funding, startup and oversight of CRAIG/is, Ltd., a business processing outsourcing services firm serving the insurance industry, headquartered in Jacksonville, Florida. From 1991-2008, Mr. Glasspiegel served as a Founding Advisor to the Sourcing Interests Group (SIG), an international outsourcing organization. Mr. Glasspiegel holds a B.A. from Wesleyan University and a J.D. from Wisconsin Law School.

Michael Perrucci has served as a member of our board of directors since February 2007. Mr. Perrucci is currently a Partner of Florio Perrucci Steinhardt & Fader, LLC, a law firm which he founded in April 2004. Previously Mr. Perrucci was a Partner at the law firm Fischbein-Badillo-Wagner-Harding, from 1999 to April 2004. From 1995 to 1999, Mr. Perrucci was a founder and Partner with the law firm of Florio & Perrucci. From 1990 to 1995, Mr. Perrucci was a Partner at the law offices of Mudge, Rose, Guthrie, Alexander & Ferdon. From 1979 to 1990, Mr. Perrucci had his own private law firm. From 1978 to 1979, Mr. Perrucci was a law clerk. Mr. Perrucci is both director and founder of Peron Construction Co., Inc. and a director at both Team Capital Bank and Phoenix Container Corp. Mr. Perrucci holds a B.A. from Moravian College and a J.D. from Seton Hall Law School.

Committees of the Board of Directors

Upon consummation of the merger, our securities became listed on The NASDAQ Capital Market and our board of directors established an audit committee, a compensation committee and a nominating committee.

Audit Committee

Messrs. Calder, Glasspiegel and Perrucci, each an independent director under NASDAQ listing standards, are members of our audit committee. Mr. Calder is the chairman of the audit committee. The purpose of the audit committee is to assist our board of directors in monitoring (i) the integrity of our annual, quarterly and other financial statements, (ii) the independent auditor’s qualifications and independence, (iii) the performance of our internal audit function and independent auditor, and (iv) our compliance with legal and regulatory requirements. The audit committee also reviews and approves all related-party transactions. The audit committee also prepares the report required by the SEC rules to be included in our annual proxy statement. Our board of directors has determined that Brendan Calder qualifies as an “audit committee financial expert” as such term is defined in the SEC regulations.

Compensation Committee

Messrs. Drew, Glasspiegel and Perrucci, each an independent director under NASDAQ listing standards, are members of our compensation committee. The purpose of the compensation committee is to review and approve compensation paid to our officers and directors and to administer ClearPoint’s 2006 Long-Term Incentive Plan, referred to as the “2006 Plan,” including authority to make and modify awards under such plan.

Nominating Committee

Messrs. Drew, Glasspiegel and Perrucci, each an independent director under NASDAQ listing standards, are members of our nominating committee. The nominating committee is responsible for overseeing the appropriate size, functioning and needs of our board of directors including, but not limited to, recruitment and retention of high quality board members and committee composition and structure. The nominating committee will identify, evaluate and recommend candidates to become members of the board of directors with the goal of creating a balance of knowledge and experience. Candidates will be reviewed in the context of current composition of the board, our operating requirements and the long-term interests of our stockholders. In conducting its assessment, the nominating committee considers and evaluates each director-candidate based upon its assessment of the criteria contained in its board of director candidate guidelines, a copy of which is attached to the nominating committee’s charter.

In connection with the merger, Messrs. Traina and Kololian and Optos Capital, LLC, controlled by Christopher Ferguson, the then President, director and Secretary of ClearPoint and ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, entered into a voting agreement, referred to as the “voting agreement”, pursuant to which each party agreed to vote for the election of the following directors: (i) Messrs. Traina, Ferguson and Perrucci as designees of Mr. Traina and Optos Capital, LLC, (ii) Messrs. Kololian, Glasspiegel and Calder as designees of Mr. Kololian, and (iii) Mr. Drew as the designee of Mr. Traina, Optos Capital, LLC and Mr. Kololian. The obligations of Messrs. Traina and Kololian and Optos Capital, LLC pursuant to the voting agreement will terminate after the election of the foregoing directors at the 2008 annual meeting of our stockholders.

Mr. Ferguson resigned, effective February 28, 2008, as ClearPoint’s and ClearPoint Resources, Inc.’s President, director and Secretary, ClearPoint Resources, Inc. is a wholly owned subsidiary of ClearPoint. Pursuant to a Separation of Employment Agreement and General Release entered into between us and Mr. Ferguson in relation to his resignation, Mr. Ferguson agreed not to be a designee under the voting agreement and not to stand for election as our director.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities (collectively referred to as the “reporting persons”), to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and our other equity securities. Reporting persons are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2007, all Section 16(a) filing requirements applicable to the reporting persons were complied with, except that two reports were filed late by Jack Silver, a more than ten percent stockholder. The late reports covered three transactions: one purchase of common stock and two purchases of warrants.

Code of Ethics

In April 2005, Terra Nova’s board of directors adopted a code of ethics which applies to all of our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics may be obtained free of charge by submitting a request in writing to ClearPoint Business Resources, Inc., Attn: General Counsel, 1600 Manor Drive, Suite 110, Chalfont, Pennsylvania, 18914.

Item 11.	Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and our other most highly compensated executive officers, referred to as “named executive officers,” for all services rendered in all capacities to us and our subsidiaries during 2006 and 2007:

SUMMARY COMPENSATION TABLE

Name and principal position	Year	Salary ($)		Bonus ($)	Option Awards ($)(1)		All Other Compensation ($)(2)		Total ($)

Michael D. Traina Chief Executive Officer (principal executive officer)	2007 2006	286,152 180,000	(3) (5)	— —	41,430 —	(4)	30,091 30,997		357,673 210,997
Vahan Kololian(6) Former Chief Executive Officer	2007 2006	— —		— —	41,430 —	(4)	13,125 —		54,555 —
Christopher Ferguson(7) Former President and Secretary	2007 2006	279,229 120,000	(3) (5)	— —	41,430 —	(4)	29,233 81,960		349,892 201,960
Kurt A. Braun Chief Financial Officer and Treasurer	2007 2006	158,524 132,000	(3) (5)	— —	69,050 —	(4)	151,242 19,509	(4)	378,816 151,509
J. Todd Warner(8) Former Chief Operating Officer	2007 2006	131,725 180,000	(3) (5)	— 30,000	69,050 —	(4)	128,152 21,509	(9)	328,927 231,509

(1)	The amount reflected in this column is the compensation cost recognized by us during the fiscal year 2007 under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, as modified or supplemented, referred to as “SFAS 123(R),” for grants made in the applicable fiscal year and prior years, if any, and does not reflect cash compensation received by the executive. A discussion of the assumptions used in calculating these values may be found in Note 14 to the consolidated financial statements in our Annual Report for the year ended December 31, 2007, filed on April 15, 2008.
(2)	In fiscal years 2006 and 2007, respectively, we paid the following amounts for Mr. Traina: $14,047 and $6,498 (auto allowance); $14,309 and $20,952 (health insurance premiums); $2,641 and $2,641 (life insurance premiums). In fiscal year 2007, we paid $13,125 ($15,000 pro-rated for a partial year) to Mr. Kololian in connection with his service as a director of ClearPoint after the merger. In fiscal years 2006 and 2007, respectively, we paid the following amounts for Mr. Ferguson: $7,651 and $8,282 (auto allowance); $14,309 and $20,952 (health insurance premiums); in 2006, $60,000 to Optos Capital, LLC, of which Mr. Ferguson is the sole member, pursuant to a consulting agreement. In fiscal years 2006 and 2007, respectively, we paid the following amounts for Mr. Braun: $5,200 and $6,000 (auto allowance); $14,309 and $20,952 (health insurance premiums). In fiscal years 2006 and 2007, respectively, we paid the following amounts for Mr. Warner: $7,200 and $7,200 (auto allowance); $14,309 and $20,952 (health insurance premiums).
(3)	This amount represents the named executive officer’s salary prior to and after the merger.
(4)	On March 29, 2007, we granted an option to each of Messrs. Traina, Kololian and Ferguson to purchase 30,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10. Mr. Kololian received his option grant as a director of ClearPoint. On March 29, 2007, we granted an option to Mr. Braun to purchase 140,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10. Ninety thousand of Mr. Braun’s 140,000 option shares were granted in lieu of the $124,290 payment due to him in connection with the merger. Compensation cost recognized by us during the fiscal year 2007 under SFAS 123(R) in connection with an option to purchase 90,000 shares of our common stock granted to Mr. Braun in lieu of the $124,290 payment has been excluded from the “Option Awards” column and the $124,290 payment has been included in the “All Other Compensation” column. On March 29, 2007, we granted an option to Mr. Warner to purchase 50,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10. Generally, the foregoing options expire on March 29, 2010. Both Mr. Ferguson’s option to purchase 30,000 shares of our common stock and Mr. Warner’s option to purchase 50,000 shares of our common stock expired in connection with their respective resignations.
(5)	This amount represents salary earned prior to the merger.
(6)	Mr. Kololian received no compensation as our (Terra Nova’s) Chief Executive Officer during 2006 or 2007. In addition, as a result of the merger, Mr. Kololian resigned as Chief Executive Officer on February 12, 2007.
(7)	Mr. Ferguson resigned on February 28, 2008.
(8)	Mr. Warner resigned on August 13, 2007.
(9)	In accordance with an Employment Agreement, dated February 16, 2005, by and between Mr. Warner and ClearPoint Resources, Inc., our wholly owned subsidiary, Mr. Warner was paid $100,000 in connection with the merger.

Employment Agreements

Michael D. Traina and Christopher Ferguson

In connection with the merger with Terra Nova, Michael Traina and Christopher Ferguson, each referred to as “executive,” entered into employment agreements with us on February 12, 2007. Pursuant to the employment agreements, Michael Traina serves as our Chief Executive Officer and Christopher Ferguson served as our President until his resignation on February 28, 2008, as discussed below. The terms of the employment agreements are substantially similar and the following summary of certain material terms of the employment agreement is applicable to both Messrs. Traina and Ferguson.

The employment agreement is for a three-year term, subject to earlier termination in certain circumstances, and is automatically extended for one year unless the executive or we elect to terminate the automatic extension upon written notice to the other of at least six months. The employment agreement provides for an initial annual base salary of $300,000, which is periodically reviewed by our board of directors. The executive is entitled to a bonus as determined by our board of directors and our compensation committee. The agreement also provides that the executive is entitled to participate in any benefit plan of ClearPoint available to executive officers. In addition, we reimburse the executive for ordinary, necessary and reasonable expenses incurred in the course of our business including: cellular phone expenses; lease of an automobile (up to $1,000 per month) and all related expenses; and supplemental health, life or disability related expenses. We also provide the executive with health insurance that covers the executive and his immediate family, term life insurance and long-term disability insurance.

In the event of termination of employment upon the death of an executive, the executive’s heirs, personal representatives or estate are entitled to any unpaid portion of salary and benefits up to the date of termination and any approved but unpaid bonus for the fiscal year in which termination occurs. In the event the executive becomes disabled, the executive is entitled to receive all compensation and benefits due to him reduced dollar-for-dollar by amounts received under a disability insurance policy or plan provided by us. If the executive becomes fully disabled, as defined in the employment agreement, we has the right to terminate the executive’s employment by a vote of at least 60% of our board of directors, excluding the executive. In such event, the executive is entitled to any earned but unpaid portion of salary and benefits up to the date of termination and any approved but unpaid bonus for the then current fiscal year.

We may terminate the executive’s employment with or without cause, as defined in the employment agreement, upon a vote of at least 60% of our board of directors, excluding the executive. In the event of termination by us for cause, the executive is entitled to any earned but unpaid portion of salary and benefits up to the date of termination. In addition, the executive may terminate his employment for good reason, which is defined generally as a change in office location resulting in increased commute by 60 miles or more; an assignment of duties or limitation of power not contemplated by the employment agreement; any removal or failure to re-elect the executive; or a reduction in compensation or fringe benefits. In the event of the termination of the executive’s employment by us without cause or by the executive for good reason, the executive is entitled to receive: (i) the executive’s then current base salary for the greater of the period of time remaining under the term of the agreement or two years and (ii) any approved but unpaid bonus, if any, with respect to the then current fiscal year.

The employment agreement also contains a general non-competition and non-solicitation covenant which applies to the executive during the employment term and for two years after the date of termination of the executive’s employment agreement. The provision prohibits the executive from competing with, soliciting employees from or interfering with our business relationships. The non-competition provision also prohibits the executive from engaging in any business competing with us.

On February 28, 2008, Christopher Ferguson, the director, President and Secretary of ClearPoint and ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, resigned effective February 28, 2008. The employment agreement discussed above governed his employment until his resignation. In connection with Mr. Ferguson’s resignation, we entered into a Separation of Employment Agreement and General Release, referred to as the “separation agreement”, with Mr. Ferguson. In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the separation agreement and his release of his claims, if any, under the separation agreement, Mr. Ferguson is entitled to be reimbursed for any COBRA payments for Mr. Ferguson for a period equal to 52 weeks.

Pursuant to the separation agreement, except for the parties’ continuing obligations under Mr. Ferguson’s employment agreement with us, the employment agreement is of no further force and effect. Under the separation agreement, Mr. Ferguson agreed not to be a designee under the voting agreement and not to stand for election as our director, and, for as long as Mr. Ferguson beneficially owns at least 5% of our outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of our board of directors.

Pursuant to the separation agreement, we entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist us with any matters relating to the performance of his former duties and will work with us to effectively transition his current responsibilities.

Kurt A. Braun and J. Todd Warner

ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, entered into employment agreements with Kurt A. Braun and J. Todd Warner dated April 18, 2005 and February 16, 2005, respectively. Pursuant to the employment agreements, Mr. Braun serves as ClearPoint Resource, Inc.’s Chief Financial Officer and Mr. Warner served as ClearPoint,Resources, Inc.’s National Sales Director and then as its Chief Operating Officer until his resignation on August 13, 2007, as discussed below. The employment agreements also provide for an initial annual base salary of $125,000 for Mr. Braun, which has since been increased to $150,000, and $180,000 for Mr. Warner. In addition, Mr. Braun may receive an initial discretionary bonus of up to $30,000 per year based on ClearPoint Resource’s achievement of certain EBITDA targets. Mr. Warner was eligible to receive a discretionary bonus of up to $100,000 per year based on ClearPoint Resource’s achievement of annual revenue and profit targets. Mr. Braun is, and Mr. Warner was, eligible to participate in our health and dental benefits programs, and we contribute 100% of the cost of such coverage for their families. Mr. Braun is, and Mr. Warner was, entitled to a monthly car allowance of $400, which has since been increased to $500, and $700, which has since been modified to $600, respectively.

In addition, Messrs. Braun and Warner were entitled to receive certain payments upon an initial public offering of at least a portion of our stock, a partial sale of ClearPoint or a sale of substantially all of our assets. Upon the occurrence of such events, Messrs. Braun and Warner were entitled to a payment of up to $100,000 provided they remained employed with us for a period of at least three months. The consummation of the merger entitled each of Messrs. Braun and Warner to receive such payments in accordance with the employment agreements.

Each employment agreement provides that Messrs. Braun and Warner are terminable at will. Pursuant to Mr. Braun’s employment agreement, upon termination by us for any reason other than for cause, as defined in the employment agreement, Mr. Braun is entitled to a severance payment in the amount of $65,000, paid over a six month period. Upon termination of Mr. Braun’s employment by us for cause, Mr. Braun is not entitled to any severance payment.

Each employment agreement also contains restrictive covenants relating to confidentiality, non-competition and non-solicitation. The confidentiality provisions protect our confidential information and work product. In addition, Messrs. Braun and Warner may not compete with, solicit employees from or interfere with our business relationships. The non-competition provision in Mr. Braun’s employment agreement prohibits him from engaging in any business competing with our business within twenty-five miles of any ClearPoint office for a period of one year following termination of his employment agreement. Mr. Warner’s employment agreement contains the same covenant, except that Mr. Warner’s covenant extends to competition within fifty miles of any ClearPoint office.

On August 13, 2007, J. Todd Warner, the Chief Operating Officer of ClearPoint and ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, resigned effective August 13, 2007. The employment agreement discussed above governed his employment until his resignation.

2006 Long-Term Incentive Plan

Background

The 2006 Plan reserves 2,750,000 shares of common stock for issuance in accordance with its terms. The purpose of the 2006 Plan is to enable us to offer our employees, officers, directors and consultants whose past, present and/or potential contributions to ClearPoint have been, are or will be important to our success, an opportunity to acquire a proprietary interest in us. The various types of incentive awards that may be provided under the 2006 Plan will enable us to respond to changes in compensation practices, tax laws, accounting regulations and the size and diversity of our business.

Administration

The 2006 Plan may be administered by our board or our compensation committee, or any other committee designated by our board for this purpose. Subject to the provisions of the 2006 Plan, the board or committee determines, among other things, the persons to whom from time to time awards may be granted, the specific type of awards to be granted, the number of shares subject to each award, share prices, any restrictions or limitations on the, and any vesting, exchange, deferral, surrender, cancellation, acceleration, termination, exercise or forfeiture provisions related to the awards.

Stock Subject to the 2006 Plan

At no time shall the aggregate number of shares of common stock subject to awards granted and outstanding under the 2006 Plan exceed 10% of the number of shares of common stock then outstanding; and provided further, that no reduction in the number of shares of common stock outstanding shall cause a reduction in the number of shares of common stock subject to awards then granted and outstanding under the 2006 Plan. Shares of stock subject to other awards that are forfeited or terminated will be available for future award grants under the 2006 Plan. If a holder pays the exercise price of a stock option by surrendering any previously owned shares of common stock or arranges to have the appropriate number of shares otherwise issuable upon exercise withheld to cover the withholding tax liability associated with the stock option exercise, then in our board’s or our committee’s discretion, the number of shares available under the 2006 Plan may be increased by the lesser of the number of such surrendered shares and shares used to pay taxes and the number of shares purchased under the stock option.

Under the 2006 Plan, on a change in the number of shares of common stock as a result of a dividend on shares of common stock payable in shares of common stock, common stock split or reverse split or other extraordinary or unusual event that results in a change in the shares of common stock as a whole, our board or committee may determine whether the change requires equitably adjusting the terms of the award or the aggregate number of shares reserved for issuance under the 2006 Plan.

Types of Awards

Options. The 2006 Plan provides both for “incentive” stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, referred to as the “Code”, and for options not qualifying as incentive options, both of which may be granted with any other stock-based award under the 2006 Plan. Our board or committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value on the date of grant. The number of shares covered by incentive stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of grant.

An incentive stock option may only be granted within a ten-year period from the date of the consummation of merger and may only be exercised within ten years from the date of the grant, or within five years in the case of an incentive stock option granted to a person who, at the time of the grant, owns common stock possessing more than 10% of the total combined voting power of all classes of our stock. Subject to any limitations or conditions the board or committee may impose, stock options may be exercised, in whole or in part, at any time during the term of the stock option by giving written notice of exercise to us specifying the number of shares of common stock to be purchased. The notice must be accompanied by payment in full of the purchase price, either in cash or, if provided in the agreement, in our securities or in combination of the two.

Generally, stock options granted under the 2006 Plan may not be transferred other than by will or by the laws of descent and distribution and all stock options are exercisable during the holder’s lifetime, or in the event of legal incapacity or incompetency, the holder’s guardian or legal representative. However, a holder, with the approval of the board or committee, may transfer a non-qualified stock option by gift to a family member of the holder, by domestic relations order to a family member of the holder or by transfer to an entity in which more than fifty percent of the voting interests are owned by family members of the holder or the holder, in exchange for an interest in that entity.

Generally, if the holder is an employee, no stock options granted under the 2006 Plan may be exercised by the holder unless he or she is employed by us or a subsidiary of ours at the time of the exercise and has been so employed continuously from the time the stock options were granted. However, in the event the holder’s employment is terminated due to disability, the holder may still exercise his or her vested stock options for a period of 12 months or such other greater or lesser period as the board or committee may determine, from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. Similarly, should a holder die while employed by us or a subsidiary, his or her legal representative or legatee under his or her will may exercise the decedent holder’s vested stock options for a period of 12 months from the date of his or her death, or such other greater or lesser period as the board or committee may determine or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated due to normal retirement, the holder may still exercise his or her vested stock options for a period of one year from the date of termination or until the expiration of the stated term of the stock option, whichever period is shorter. If the holder’s employment is terminated for any reason other than death, disability or normal retirement, the stock option will automatically terminate, except that if the holder’s employment is terminated by us without cause, then the portion of any stock option that has vested on the date of termination may be exercised for the lesser of three months after termination of employment, or such other greater or lesser period as the board or committee may determine but not beyond the balance of the stock option’s term.

Stock Reload Options. Under the 2006 Plan, we may grant stock reload options to a holder who tenders shares of common stock to pay the exercise price of a stock option or arranges to have a portion of the shares otherwise issuable upon exercise withheld to pay the applicable withholding taxes. A stock reload option permits a holder who exercises a stock option by delivering stock owned by the holder for a minimum of six months to receive a new stock option at the current market price for the same number of shares delivered to exercise the option. The board or committee determines the terms, conditions, restrictions and limitations of the stock reload options. The exercise price of stock reload options shall be the fair market value as of the date of exercise of the underlying option. Unless otherwise determined, a stock reload option may be exercised commencing one year after it is granted and expires on the expiration date of the underlying option.

Stock Appreciation Rights. Under the 2006 Plan, we may grant stock appreciation rights to participants who have been, or are being, granted stock options under the 2006 Plan as a means of allowing the participants to exercise their stock options without the need to pay the exercise price in cash. In conjunction with non-qualified stock options, stock appreciation rights may be granted either at or after the time of the grant of the non-qualified stock options. In conjunction with incentive stock options, stock appreciation rights may be granted only at the time of the grant of the incentive stock options. A stock appreciation right entitles the holder to receive a number of shares of common stock having a fair market value equal to the excess fair market value of one share of common stock over the exercise price of the related stock option, multiplied by the number of shares subject to the stock appreciation rights. The granting of a stock appreciation right will not affect the number of shares of common stock available for awards under the 2006 Plan. The number of shares available for awards under the 2006 Plan will, however, be reduced by the number of shares of common stock acquirable upon exercise of the stock option to which the stock appreciation right relates.

Restricted Stock. Under the 2006 Plan, we may award shares of restricted stock either alone or in addition to other awards granted under the 2006 Plan. The board or committee determines the persons to whom grants of restricted stock are made, the number of shares to be awarded, the price if any to be paid for the restricted stock by the person receiving the stock from us, the time or times within which awards of restricted stock may be subject to forfeiture, the vesting schedule and rights to acceleration thereof, and all other terms and conditions of the restricted stock awards.

Restricted stock awarded under the 2006 Plan may not be sold, exchanged, assigned, transferred, pledged, encumbered or otherwise disposed of, other than to us, during the applicable restriction period. In order to enforce these restrictions, the 2006 Plan requires that all shares of restricted stock awarded to the holder remain in our physical custody until the restrictions have terminated and all vesting requirements with respect to the restricted stock have been fulfilled. Other than regular cash dividends and other cash equivalent distributions as we may designate, pay or distribute, we will retain custody of all distributions made or declared with respect to the restricted stock during the restriction period. A breach of any restriction regarding the restricted stock will cause a forfeiture of the restricted stock and any retained distributions. Except for the foregoing restrictions, the holder will, even during the restriction period, have all of the rights of a stockholder, including the right to receive and retain all regular cash dividends and other cash equivalent distributions as we may designate, pay or distribute on the restricted stock and the right to vote the shares.

Deferred Stock. Under the 2006 Plan, we may award shares of deferred stock either alone or in addition to other awards granted under the 2006 Plan. The board or committee determines the eligible persons to whom, and the time or times at which, deferred stock will be awarded, the number of shares of deferred stock to be awarded to any person, the duration of the period during which, and the conditions under which, receipt of the stock will be deferred, and all the other terms and conditions of deferred stock awards.

Deferred stock awards granted under the 2006 Plan may not be sold, exchanged, assigned, transferred, pledged, encumbered or otherwise disposed of other than to us during the applicable deferral period. The holder shall not have any rights of a stockholder until the expiration of the applicable deferral period and the issuance and delivery of the certificates representing the common stock. The holder may request to defer the receipt of a deferred stock award for an additional specified period or until a specified event. This request must generally be made at least one year prior to the expiration of the deferral period for the deferred stock award.

Other Stock-Based Awards. Under the 2006 Plan, we may grant other stock-based awards, subject to limitations under applicable law, that are denominated or payable in, valued in whole or in part by reference to, or otherwise based on, or related to, shares of common stock, as deemed consistent with the purposes of the 2006 Plan. These other stock-based awards may be in the form of purchase rights, shares of common stock awarded that are not subject to any restrictions or conditions, convertible or exchangeable debentures or other rights convertible into shares of common stock and awards valued by reference to the value of securities of, or the performance of, one of our subsidiaries. These other stock-based awards may be awarded either alone, in addition to, or in tandem with any other awards under the 2006 Plan or any of our other plans.

Accelerated Vesting and Exercisability. Unless otherwise provided in the grant of an award, if any “person,” as defined in Sections 13(d) and 14(d) of the Exchange Act is or becomes the “beneficial owner,” as referred in Rule 13d-3 under the Exchange Act, directly or indirectly, of our securities representing 50% or more of the combined voting power of our then outstanding voting securities in one or more transactions, and our board of directors does not authorize or approve the acquisition, then the vesting periods with respect to options and awards granted and outstanding under the 2006 Plan will be accelerated and will immediately vest, and each participant of an option and award will have the immediate right to purchase and receive all shares of common stock subject to the option and award in accordance with the terms set forth in the 2006 Plan and in the corresponding award agreements.

Unless otherwise provided in the grant of an award, the compensation committee may, in the event of an acquisition of substantially all of our assets or at least 50% of the combined voting power of our then outstanding securities in one or more transactions, including by way of merger or reorganization, which has been approved by our board of directors, accelerate the vesting of any and all stock options and other awards granted and outstanding under the 2006 Plan. No acceleration may occur with respect to any award if such acceleration would cause the 2006 Plan or any award to fail to comply with Code Section 409A.

Repurchases. Unless otherwise provided in the grant of an award, the compensation committee may, in the event of an acquisition of substantially all of our assets or at least 50% of the combined voting power of our then outstanding securities in one or more transactions, including by way of merger or reorganization, which has been approved by our board of directors, require a holder of any award granted under the 2006 Plan to relinquish the award to us upon payment by us to the holder of cash in an amount equal to the fair market value of the award.

Award Limitation. No participant may be granted awards for more than 500,000 shares in any calendar year.

Competition; Solicitation of Customers and Employees; Disclosure of Confidential Information

If a holder’s employment with us or a subsidiary of ours is terminated for any reason whatsoever, and within 12 months after the date of termination, the holder either:

•	accepts employment with any competitor of, or otherwise engages in competition with, us,

•	solicits any of our customers or employees to do business with or render services to the holder or any business with which the holder becomes affiliated or to which the holder renders services, or

•	uses or discloses to anyone outside our company any of our confidential information or material in violation of our policies or any agreement between us and the holder,

Our board or the committee may require the holder to return to us the economic value of any award that was realized or obtained by the holder at any time during the period beginning on the date that is 12 months prior to the date the holder’s employment with us is terminated.

Term and Amendments

Unless terminated by the board, the 2006 Plan shall continue to remain effective until no further awards may be granted and all awards granted under the 2006 Plan are no longer outstanding. Notwithstanding the foregoing, grants of incentive stock options may be made only until ten years from the date of the consummation of the merger. Our board may at any time, and from time to time, amend the 2006 Plan, provided that no amendment will be made that would impair the rights of a holder under any agreement entered into pursuant to the 2006 Plan without the holder’s consent.

Outstanding Equity Awards at Fiscal Year-End for 2007

The following table includes certain information with respect to the unexercised options awarded to our named executive officers.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable(1)		Option Exercise Price ($)	Option Expiration Date
Michael D. Traina	30,000		6.10	3/29/2010
Vahan Kololian	30,000		6.10	3/29/2010
Christopher Ferguson	30,000		6.10	3/29/2010
Kurt A. Braun	140,000		6.10	3/29/2010
J. Todd Warner	—	(2)	6.10	3/29/2010

(1)	Represents options granted under the 2006 Plan. All options were immediately exercisable upon grant on March 29, 2007.
(2)	Mr. Warner’s option to purchase 50,000 shares expired as a result of his resignation in 2007.

Director Compensation for 2007

The following table sets forth certain information with respect to the compensation of our non-employee directors during 2007. For information regarding the compensation of Messrs. Kololian and Traina, who served as our Chief Executive Officer prior to and after the merger, respectively, see the “Summary Compensation Table” above.

Name	Fees Earned or Paid in cash ($)	Option Awards ($)(1)	Total ($)
Brendan Calder	13,125	41,430	54,555
Parker Drew	13,125	41,430	54,555
Harry Glasspiegel	13,125	41,430	54,555
Michael Perrucci	13,125	41,430	54,555

(1)	The amount reflected in this column is the compensation cost recognized by us during the fiscal year 2007 under SFAS 123(R) for grants made in the applicable fiscal year and prior years, if any, and does not reflect cash compensation received by the director. A discussion of the assumptions used in calculating these values may be found in Note 14 to the consolidated financial statements in our Annual Report for the year ended December 31, 2007, filed on April 15, 2008. In fiscal year 2007, we granted an option to each of Messrs. Calder, Drew, Glasspiegel and Perrucci to purchase 30,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10. These options expire on March 29, 2010.

Following the consummation of the merger, each of our directors has been compensated $15,000 per year, payable quarterly, and, on March 29, 2007, received a grant of options to purchase 30,000 shares of our common stock. Due to the merger, the $15,000 annual director compensation in the table above was pro-rated for fiscal year 2007 to $13,125. In connection with the merger, the following individuals resigned as a director effective February 12, 2007: Randy Benson, Roman Fedus, Jesse Gill and Lee Chung. None of the foregoing received any compensation for their service in 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding the 2006 Plan as of December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	766,000	$5.65	1,984,000
Equity compensation plans not approved by security holders	0	0	0
Total	766,000	$5.68	1,984,000

Beneficial Ownership Information

The following table sets forth information regarding the beneficial ownership of our common stock as of March 24, 2008 by:

•	each of our named executive officers and directors;

•	all our current executive officers and directors as a group; and

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The information about the beneficial owners contained in the table below is based on information supplied by such persons or SEC filings. Beneficial ownership of shares of common stock is determined in accordance with the rules of the SEC and includes voting or investment power with respect to common stock. Shares of common stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of March 24, 2008 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person.

Except as otherwise indicated, to the knowledge of ClearPoint, the beneficial owners of common stock listed below have sole investment and voting power with respect to such shares.

As of March 24, 2008, 13,208,916 shares of our common stock were issued and outstanding.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership		Percent of Class
Michael Traina	8,435,886	(2)	56.9%
Vahan Kololian	8,435,886	(3)	56.9%
Christopher Ferguson	8,435,886	(4)	56.9%
Kurt Braun	140,000	(5)	1.0%
Brendan Calder	145,500	(6)	1.1%
Parker Drew	90,516	(7)	*
Harry Glasspiegel	30,000	(8)	*
Michael Perrucci	40,000	(9)	*
J. Todd Warner	—	(10)	*
All current directors and executive officers as a group (7 persons)	8,881,902	(11)	58.8%
Jack Silver	1,524,240	(12)	10.4%
Sherleigh Associates Inc. Profit Sharing Plan Sherleigh Associates Inc. Defined Benefit Pension Plan
Corsair Capital Management, L.L.C.
Corsair Capital Partners, L.P. Corsair Long Short International, Ltd. Corsair Select, L.P. Corsair Capital Partners 100, L.P. Corsair Capital Investors, Ltd. Jay R. Petschek Steven Major	883,006	(13)	6.5%
Roynat Merchant Capital Inc.	840,000	(14)	6.1%
Perritt Capital Management, Inc.
Perritt MicroCap Opportunities Fund, Inc. Perritt Funds, Inc.	703,570	(15)	5.3%
Brian Taylor
Pine River Capital Management L.P. Nisswa Master Fund Ltd.	672,106	(16)	5.1%

*	Denotes less than 1%.
(1)	Unless otherwise noted, the business address of each of the following beneficial owners is c/o ClearPoint Business Resources, Inc., 1600 Manor Drive, Suite 110, Chalfont, PA 18914.
(2)	Represents: (i) 30,000 shares of common stock issuable upon exercise of an option; (ii) 3,260,573 shares of common stock held by Mr. Traina; and (iii) 5,145,313 shares beneficially owned by Messrs. Kololian and Ferguson, over which Mr. Traina has shared voting power pursuant to a voting agreement. Mr. Traina disclaims beneficial ownership of 5,145,313 shares of common stock over which he has no dispositive power.
(3)	Represents: (i) 30,000 shares of common stock issuable upon exercise of an option; (ii) 1,184,000 shares of common stock held by TerraNova Partners L.P. and 20,000 shares of common stock held by The Kololian Foundation (Mr. Kololian beneficially owns 100% of the limited partnership interest of TerraNova Partners L.P.; he also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners L.P. Mr. Kololian is President and Director of The Kololian Foundation.); (iii) 1,500,000 shares of common stock issuable upon exercise of warrants held by TerraNova Partners, L.P.; (iv) 50,000 shares of common stock issuable upon exercise of warrants held by Cartesian Investments Inc., of which Mr. Kololian beneficially owns 50% of the outstanding common stock; and (v) 5,651,886 shares beneficially owned by Messrs. Ferguson and Traina, over which Mr. Kololian has shared voting power pursuant to a voting agreement. Mr. Kololian disclaims beneficial ownership of 5,651,886 shares of common stock over which he has no dispositive power.
(4)	Represents: (i) 2,361,313 shares of common stock held by Optos Capital, LLC, an entity controlled by Mr. Ferguson and (ii) 6,074,573 shares of common stock beneficially owned by Messrs. Kololian and Traina, over which Mr. Ferguson has shared voting power pursuant to a voting agreement. Mr. Ferguson disclaims beneficial ownership of 6,074,573 shares of common stock over which he has no dispositive power. Mr. Ferguson resigned as ClearPoint’s President, director and Secretary effective February 28, 2008. Excludes Mr. Ferguson’s option to purchase 30,000 shares of our common stock, which expired as a result of his resignation.

(5)	Represents 140,000 shares of common stock issuable upon exercise of an option.
(6)	Represents (i) 90,000 shares of common stock held by Mr. Calder; (ii) 8,500 shares of common stock held by the Calbren Trust, a trust established for the benefit of Mr. Calder; (iii) 17,000 shares of common stock issuable upon exercise of warrants held by the Calbren Trust; and (iv) 30,000 shares of common stock issuable upon exercise of an option.
(7)	Represents 60,516 shares of common stock held by Mr. Drew’s spouse and 30,000 shares of common stock issuable upon exercise of an option.
(8)	Represents 30,000 shares of common stock issuable upon exercise of an option.
(9)	Represents 10,000 shares of common stock held by Mr. Perrucci and 30,000 shares of common stock issuable upon exercise of an option.
(10)	Mr. Warner resigned as ClearPoint’s Chief Operating Officer effective August 13, 2007. Mr. Warner’s option to purchase 50,000 shares expired as a result of his resignation.
(11)	Includes 320,000 shares of common stock issuable upon exercise of options and 1,567,000 shares of common stock issuable upon exercise of warrants.
(12)	Based on a Schedule 13G/A filed with the SEC on February 8, 2008 for Jack Silver, Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan a Form 4 filed with the SEC on February 7, 2008 for Jack Silver. Represents (i) 29,550 shares of common stock held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Mr. Silver is the trustee; (ii) 660,000 shares of common stock issuable upon exercise of warrants, held by Sherleigh Associates Inc. Profit Sharing Plan; and (iii) 834,690 shares of common stock issuable upon exercise of warrants held by Sherleigh Associates Inc. Defined Benefit Pension Plan, a trust of which Mr. Silver is the trustee. The filings indicate that Jack Silver has sole voting and dispositive power over 1,524,240 shares of common stock. The address of the principal business office of Jack Silver is SIAR Capital LLC, 660 Madison Avenue, New York, NY 10021.
(13)	Based solely on a Schedule 13G/A filed with the SEC on February 14, 2008 by Corsair Capital Partners, L.P. (referred to as “Corsair Capital”), Corsair Long Short International, Ltd. (referred to as “Corsair International”), Corsair Select, L.P. (referred to as “Corsair Select”), Corsair Capital Partners 100, L.P. (referred to as “Corsair 100”), Corsair Capital Investors, Ltd. (referred to as “Corsair Investors”), Corsair Capital Management, L.L.C. (referred to as “Corsair Management”), Jay R. Petschek and Steven Major. Represents (i) 308,141 shares of common stock and 223,530 shares of common stock issuable upon exercise of warrants held by Corsair Capital, (ii) 11,041 shares of common stock and 13,539 shares of common stock issuable upon exercise of warrants held by Corsair International, (iii) 141,215 shares of common stock and 101,123 shares of common stock issuable upon exercise of warrants held by Corsair Select, (iv) 14,909 shares of common stock and 10,655 shares of common stock issuable upon exercise of warrants held by Corsair 100, and (v) 33,156 shares of common stock and 25,697 shares of common stock issuable upon exercise of warrants held by Corsair Investors. Corsair Management, as the investment manager of each of Corsair Capital, Corsair International, Corsair 100 and Corsair Investors, and each of Messrs. Petschek and Major, as the controlling persons of Corsair Management, may be deemed to beneficially own the above shares. The filing indicates that (a) each of Corsair Capital, Corsair Management, Mr. Petschek and Mr. Major have shared voting and dispositive power over 531,671 shares of common stock held by Corsair Capital; (b) each of Corsair International, Corsair Management, Mr. Petschek and Mr. Major have shared voting and dispositive power over 24,580 shares of common stock; (c) each of Corsair Select, Corsair Management, Mr. Petschek and Mr. Major have shared and dispositive power over 242,338 shares of common stock; (d) each of Corsair 100, Corsair Management, Mr. Petschek and Mr. Major have shared and dispositive power over 25,564 shares of common stock; and (e) each of Corsair Investors, Corsair Management, Mr. Petschek and Mr. Major have shared and dispositive power over 58,853 shares of common stock. The principal business address for each of Corsair Capital, Corsair Select, Corsair 100, Corsair Management, Mr. Petschek and Mr. Major is 350 Madison Avenue, 9th Floor, New York, NY 10017. The principal business address for each of Corsair International and Corsair Investors is c/o M&C Corporate Services Limited, P.O. Box 309, Ugland House, 113 South Church Street, George Town, Grand Cayman, Cayman Islands, British West Indies.
(14)	Based solely on a Schedule 13G/A filed with the SEC on February 21, 2007 by Roynat Merchant Capital Inc. Represents 340,000 shares of common stock and 500,000 shares of common stock issuable upon the exercise of warrants. The filing indicates that Roynat Merchant Capital Inc. has sole voting and dispositive power over the securities. The principal business address of Roynat Merchant Capital Inc. is Bank of America Corporate Ctr., 100 North Tryon St., Suite 3720, Charlotte, NC 28202.
(15)	Based solely on a Schedule 13G filed with the SEC on February 13, 2008 by Perritt Capital Management, Inc. (referred to as “Capital”), Perritt MicroCap Opportunities Fund, Inc. (referred to as “MicroCap”) and Perritt Funds, Inc. (referred to as “Funds”). The filing indicates that: (i) Capital has sole voting and dispositive power over 17,275 shares of common stock and shared voting dispositive power over 686,295 shares of common stock; (ii) MicroCap has shared voting and dispositive power over 502,295 shares of common stock and (iii) Funds has shared voting and dispositive power over 184,000 shares of common stock. The filing states that Capital is an investment adviser and that MicroCap and Funds are investment companies. Capital is the investment adviser to MicroCap and to Funds. The principal business address of each of Capital, MicroCap and Funds is 300 South Wacker Drive, Suite 2880, Chicago, Illinois 60606.
(16)	Based solely on a Schedule 13G/A filed with the SEC on February 8, 2008 by Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund

Ltd. The filing indicates that each of Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund Ltd have shared voting and dispositive power over 672,016 shares of common stock. Each of the reporting persons disclaim beneficial ownership in the common stock reported in the filing except to the extent of their pecuniary interest therein. The principal business address of each of Brian Taylor, Pine River Capital Management L.P. and Nisswa Master Fund Ltd. is c/o Pine River Capital Management L.P., 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

Related Party Transactions

On March 1, 2005, we issued a 12% Amended and Restated Subordinated Note in the original principal amount of $300,000 due 2008 and a 9% Amended and Restated Subordinated Note in the original principal amount of $250,000 due 2008 to Optos Capital, LLC, referred to as “Optos Capital,” a Pennsylvania limited liability company which provided business consulting services and which is wholly-owned by Christopher Ferguson, the former President, Secretary and director of ClearPoint and ClearPoint Resources, Inc., our wholly owned subsidiary. Pursuant to a voting agreement, Mr. Ferguson is an indirect beneficial owner, as a sole member of Optos Capital, of more than 50% of issued and outstanding shares of our common stock. On March 1, 2005, we issued a 12% Amended and Restated Subordinated Note, referred to as the “Fergco Note”, in the original principal amount of $300,000 due 2008 to Fergco Bros Partnership, a New Jersey partnership of which Christopher Ferguson owns a twenty five percent (25%) ownership interest. On March 1, 2005, we issued a 12% Amended and Restated Subordinated Note in the original principal amount of $100,000 due 2008 to Alyson Drew, referred to as the “Drew Note,” the spouse of our director Parker Drew. On March 1, 2005, we issued a 12% Subordinated Note in the original principal amount of $100,000 due 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, our Chairman of the board of directors, Chief Executive Officer and majority stockholder.

On July 20, 2007 we repaid the $300,000 note and $250,000 note due to Optos Capital. On September 18, 2007, we repaid the $100,000 note due to Richard Traina and Margaret Traina.

On March 31, 2008, we amended the Fergco Note by issuing a Second Amended and Restated Note in the original principal amount of $300,000 to Fergco Bros Partnership. The amended Fergco Note extended the maturity date from March 31, 2008 until March 31, 2009. In consideration of Fergco Bros Partnership agreeing to amend the Fergco Note, we agreed to issue a Warrant to Fergco Bros Partnership giving it the right to purchase 45,000 shares of our common stock at an exercise price per share equal to $1.55, the closing price per share of our common stock on March 31, 2008. The Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. If we extend the maturity date of the amended Fergco Note to March 31, 2010, which we have the right to do in our sole discretion, then the Fergco Bros Partnership will have the right to receive the second Warrant to purchase an additional 45,000 shares of our common stock at an exercise price equal to the closing price of our common stock on March 31, 2009, but in no event at an exercise price lower than $1.55.

On March 31, 2008, we amended the Drew Note by issuing a Second Amended and Restated Note in the original principal amount of $100,000 to Alyson Drew. The amended Drew Note extended the maturity date from March 31, 2008 until March 31, 2009. In consideration of Alyson Drew agreeing to amend the Drew Note, we agreed to issue a Warrant to Alyson Drew giving her the right to purchase 15,000 shares of our common stock at an exercise price per share equal to $1.55, the closing price per share of our common stock on March 31, 2008. The Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. If we extend the maturity date of the amended Drew Note to March 31, 2010, which we have the right to do in our sole discretion, then the Alyson Drew will have the right to receive the second Warrant to purchase an additional 15,000 shares of our common stock at an exercise price equal to the closing price of our common stock on March 31, 2009, but in no event at an exercise price lower than $1.55.

The proceeds of these notes issued to Optos Capital, Fergco Bros Partnership, Alyson Drew and Richard Traina and Margaret Traina were used to fund acquisitions. Pursuant to the terms of these notes, ClearPoint has made interest only payments until the repayment of the notes, as applicable. During 2006, ClearPoint made interest payments of $105,750, $36,000 and $14,000 to Optos

Capital, Fergco Bros Partnership, and Richard Traina and Margaret Traina, respectively. During 2007, ClearPoint made interest payments of $32,250, $45,000, $15,000 and $14,000 to Optos Capital, Fergco Bros Partnership, Alyson Drew and Richard Traina and Margaret Traina, respectively.

ClearPoint entered into a verbal agreement with Optos Capital, pursuant to which Optos Capital received a monthly management fee of $5,000 in 2006. In connection with the consummation of the merger, this agreement was terminated.

ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, issued promissory notes, dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Michael Traina, our Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, our former director, President and Secretary, in consideration for loans of $800,000 made to ClearPoint Resources, Inc. Pursuant to a voting agreement, each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of issued and outstanding shares of our common stock. The terms of the promissory notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each promissory note is $400,000, it bears interest at the rate of 6% per annum, which will be paid quarterly, and it is due on February 22, 2009. The promissory notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to Manufacturers and Traders Trust Company, referred to as “M&T”, pursuant to the Credit Agreement, as amended, by and between us and M&T. On February 28, 2008, ClearPoint Workforce, LLC, a wholly owned subsidiary of ClearPoint Resources, Inc., advanced $800,000, on behalf of Optos Capital, to the provider of its outsourced employee leasing program. The advanced funds were utilized for Optos Capital’s payroll. In consideration of making the advance on its behalf, Optos Capital assumed the foregoing promissory notes, and the underlying payment obligations.

On February 28, 2008, Christopher Ferguson, our former director, President and Secretary resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, we entered into a Separation of Employment Agreement and General Release, referred to as the “separation agreement”, with Mr. Ferguson. In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the separation agreement and his release of his claims, if any, under the separation agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks.

Pursuant to the separation agreement, on April 18, 2008, ClearPoint Resources, Inc., a wholly owned subsidiary of ClearPoint, entered into a consulting agreement, referred to as the “consulting agreement,” with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall (i) cooperate fully with any reasonable request of us to provide truthful information and/or materials to us, (ii) provide us with litigation support, (iii) assist us in matters relating to the performance of Mr. Ferguson’s former duties with us and our subsidiary companies and affiliates, and (iv) work with us to effectively transition Mr. Ferguson’s former duties and responsibilities with us and our subsidiary companies and affiliates. The consulting agreement terminates on March 1, 2009, unless terminated earlier as provided in the consulting agreement.

On August 13, 2007, we entered into a Franchise Agreement – Management Agreement, dated August 13, 2007, referred to as the “TZG Franchise Agreement,” with TZG Enterprises, LLC, referred to as “TZG,” a Delaware limited liability company controlled by J. Todd Warner, a former executive officer of ClearPoint, pursuant to which we granted to TZG an exclusive right and license (i) to set up and operate our system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of our proprietary intellectual property. In consideration for the grant and license, TZG was required to pay us, on a weekly basis, a royalty equal to six percent of all gross revenues earned by TZG from the operation. Through this relationship TZG operated and managed up to twenty-five of our former branches.

On February 28, 2008, ClearPoint Resources, Inc., our wholly owned subsidiary, and ClearPoint Workforce, LLC, our indirect wholly owned subsidiary, entered into a licensing agreement, referred to as the “Licensing Agreement,” with Optos Capital.

Pursuant to the Licensing Agreement, ClearPoint (i) granted to Optos Capital a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the License Agreement, which includes certain intellectual property of ClearPoint Resources, Inc., and (ii) licensed and subcontracted to Optos Capital the client list previously serviced by TZG, and all contracts and contract rights for the clients included on such list. In consideration of the licensing of the Program, which is part of the ClearPoint Property, ClearPoint Resources, Inc., our wholly owned subsidiary, was entitled to receive a fee equal to 5.2% of total cash receipts of Optos Capital related to temporary staffing services. With ClearPoint Resources, Inc.’s consent, Optos Capital granted, as additional security under certain of its credit agreements, conditional assignment of Optos Capital’s interest in the Licensing Agreement to its lender under such credit agreements.

In connection with the Licensing Agreement, on February 28, 2008, we entered into a termination agreement with TZG pursuant to which the TZG Franchise Agreement was mutually terminated. We did not incur any early termination penalties in connection with such termination. On April 8, 2008, ClearPoint Resources, Inc., our wholly owned subsidiary, and Optos Capital mutually terminated the foregoing Licensing Agreement, effective as of March 30, 2008, pursuant to a termination agreement dated April 8, 2008. Pursuant to the termination agreement, all rights, duties, obligations, liabilities and other provisions of the Licensing Agreement that survive after termination continue in effect following termination. The parties agreed that in connection with the termination of the Licensing Agreement, ClearPoint Resources, Inc., our wholly owned subsidiary, will pay to Optos Capital a net termination fee to cover Optos Capital’s reasonable net costs incurred, if any, when winding up the temporary staffing operations of Optos Capital associated with terminating the Licensing Agreement, less any net profit earned by Optos Capital as a licensee of ClearPoint Resources, Inc. prior to the termination agreement. Optos Capital will pay ClearPoint Resources, Inc. should such net amount be negative. The parties agreed to negotiate in good faith to determine a fair and reasonable net termination fee in a timely manner.

On March 1, 2005, ClearPoint Resources, Inc., our wholly owned subsidiary, issued a Promissory Note, referred to as the “Blue Lake Note” to Blue Lake Rancheria, referred to as “Blue Lake,” for $1,290,000 in principal amount guaranteed by Michael Traina, our Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, our former director, President and Secretary. The Note matured on March 31, 2008. On March 31, 2008, ClearPoint Resources, Inc. entered into an Agreement, dated as of March 31, 2008, with Blue Lake, referred to as the “Blue Lake Agreement”. The Blue Lake Agreement set forth certain agreements between ClearPoint Resources, Inc. and Blue Lake with respect to the amendment and restatement of the Blue Lake Note. ClearPoint Resources, Inc. and Blue Lake acknowledged that the Blue Lake Agreement constituted a legally binding obligation and commitment of the parties thereto which would be further documented in definitive, binding agreements to be completed no later than April 14, 2008.

Pursuant to the Blue Lake Agreement, on April 14, 2008, ClearPoint Resources, Inc. and Blue Lake amended and restated the Note, referred to as the “Amended Blue Lake Note,” which states that the principal amount of $1,290,000 is due and payable as follows: (i) $200,000 was due and paid on April 8, 2008, (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, ClearPoint Resources, Inc. is obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000. All interest is due on April 30, 2009. The interest rate was increased from 6% to 10% per annum.

In accordance with the Amended Blue Lake Note, if ClearPoint Resources, Inc. were to sell twenty-five percent (25%) or more of its assets, or, if ClearPoint Resources, Inc. were to consolidate or merge (excluding a merger for the purpose of changing the state of incorporation or a merger of ClearPoint Resources, Inc. into a wholly owned subsidiary) and the holders of ClearPoint Resources, Inc.’s voting stock outstanding immediately prior to such consolidation or merger did not in the aggregate hold a majority of the voting stock of the surviving or resulting entity outstanding immediately following such consolidation or merger, then without any further notice or demand the Amended Blue Lake Note would be immediately due and payable.

In addition, we agreed to have 900,000 shares, referred to as the “Escrow Shares,” of our common stock issued in the name of Blue Lake, such Escrow Shares to be held in escrow, pursuant to an escrow agreement, dated as of April 14, 2008, referred to as the “Escrow Agreement,” as security for ClearPoint Resources, Inc.’s due performance of all its obligations under the Amended Blue Lake Note. If ClearPoint Resources, Inc. defaults under the Amended Blue Lake Note, then Blue Lake has the option under the Escrow Agreement of having the unpaid principal and interest paid with the Escrow Shares. The number of Escrow Shares issuable is determined in accordance with the calculations set forth in the Escrow Agreement; however, Blue Lake is not entitled to receive more than 900,000 shares under the Escrow Agreement. As a result of the issuance of the Escrow Shares, Blue Lake is now a holder of more than 5% of our outstanding common stock.

TerraNova Management, an affiliate of Mr. Kololian, our lead director, and Mr. Chung, our Interim Vice President, Administration, was retained to provide certain advisory services to us, effective upon the closing of the merger with Terra Nova, pursuant to the Advisory Services Agreement between TerraNova Management and us, dated February 12, 2007, referred to as the “advisory agreement”. Mr. Kololian controls 100% of the voting interest and 55% of the non-voting equity interest of TerraNova Management. Mr. Chung owns 20% of the non-voting equity interest of TerraNova Management. Pursuant to the advisory agreement, TerraNova Management provided services to us including: advice and assistance to us in our analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services. During the fiscal year ended December 31, 2007, TerraNova Management received a fixed advisory fee of $175,000 (prorated for a partial year) for such services. Pursuant to the terms of the advisory agreement, it was terminated effective February 11, 2008, however TerraNova Management continues to provide substantially similar services under substantially similar terms to us on a monthly basis. As of the date of this Annual Report on Form 10-K/A, we have incurred approximately $50,000 in fees owing to TerraNova Management for such services in fiscal year ending 2008.

Prior to the merger, we incurred a fee from TerraNova Management of $7,500 per month for providing Terra Nova with office space and certain general and administrative services, which, in 2006 amounted to $90,000, and in 2007 amounted to $11,250. In addition, in November 2004 and March 2005, TerraNova Partners advanced $70,000 and $20,000, respectively, to us for payment on Terra Nova’s behalf of offering expenses. We repaid these loans in 2006 following our initial public offering from the net proceeds of the offering. Prior to the merger with Terra Nova, TerraNova Partners advanced an aggregate of $150,000 in unsecured and non-interest bearing loans to us, which we repaid in February 2007 upon the consummation of the merger.

Independence of Directors

As required under The Nasdaq Stock Market, referred to as “Nasdaq”, listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Our board consults with the its counsel to ensure that the our board’s determinations are consistent with relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent listing standards of Nasdaq, as in effect from time to time.

Consistent with these considerations, after review of all relevant transactions or relationships between each director, or any of his family members, and the Company, its senior management and its independent auditors, our board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Drew, Calder, Glasspiegel and Perrucci. In making this determination, our board found that none of these directors had a material or other disqualifying relationship with the Company.

Item 14.	Principal Accounting Fees and Services.

Principal Accounting Fees

The following table presents fees for professional audit and other services rendered by Lazar Levine & Felix LLP for fiscal 2007 and 2006:

	2007	2006
Audit Fees	$517,376	$116,500
Audit-Related Fees	15,500	176,250
Tax Fees	70,000	10,000
All Other Fees	—	—

Total	$602,876	$302,750

Audit fees. Audit fees include fees for the audit of our consolidated financials statements for the years ended December 31, 2007 and 2006, reviews of our quarterly financial statements for the each of the quarters in the year ended December 31, 2007 and fees for SEC registration statements in connection with the merger, the acquisition of Advantage Service Group and other transactions, consents and consultation on accounting standards or transactions.

Audit-related fees. Audit related fees for 2007 primarily relate to services rendered in connection with the issuance of agreed-upon procedures reports and comfort letters in connection with the merger. Audit related fees for 2006 consisted of fees for acquisitions, reviews of the accounting for several agreements and other audit related fees.

Tax fees. Tax fees consist of tax compliance and consultation services.

Audit Committee Pre-Approval

Prior to the merger with Terra Nova, ClearPoint had no designated audit committee; the board of directors, however, pre-approved all audit services and permitted non-audit services provided by the independent auditors, and the compensation, fees and terms for such services. Since its formation, the audit committee has determined not to adopt any blanket pre-approval policy but instead to require that the audit committee pre-approve the compensation and terms of service for audit services provided by the independent auditors and any changes in terms and compensation resulting from changes in audit scope, company structure or other matters. The audit committee has also determined to require pre-approval by the audit committee or its chairman of the compensation and terms of service for any permitted non-audit services provided by the independent auditors. Any proposed non-audit services exceeding any pre-approval fee levels require further pre-approval by the audit committee or its chairman. The chief financial officer reports regularly to the audit committee on the services performed and fees charged by the independent auditors for audit and permitted non-audit services during the prior quarter.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) The following documents are filed as a part of this Annual Report on Form 10-K/A:

3. Exhibits

Exhibit No.	Description

23.1	Consent of Lazar Levine & Felix LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of ClearPoint’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of ClearPoint’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 29, 2008

CLEARPOINT BUSINESS RESOURCES, INC.

By:	/s/ Michael D. Traina
Name:	Michael D. Traina
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Michael D. Traina Michael D. Traina	Chief Executive Officer and Chairman of the Board of Directors (principal executive officer)	April 29, 2008

/s/ Kurt A. Braun Kurt A. Braun	Chief Financial Officer and Treasurer (principal financial and accounting officer)	April 29, 2008

/s/ Vahan Kololian Vahan Kololian	Lead Director	April 29, 2008

/s/ Brendan Calder Brendan Calder	Director	April 29, 2008

/s/ Michael Perucci Michael Perucci	Director	April 29, 2008

/s/ Parker Drew Parker Drew	Director	April 29, 2008

/s/ Harry Glasspiegel Harry Glasspiegel	Director	April 29, 2008

EXHIBIT INDEX

Exhibit No.	Description

23.1	Consent of Lazar Levine & Felix LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32.1	Certification of ClearPoint’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of ClearPoint’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.