Form 10-Q
period 2008-03-31
Clearpoint Business Resources, Inc
filed 2008-05-20
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at May 20, 2008
Common Stock	14,118,412

CLEARPOINT BUSINESS RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$—	$1,993,641
Accounts receivable, net of allowance for doubtful accounts of $3,401,138 and $3,178,891 at March 31, 2008 and December 31, 2007, respectively	6,006,265	17,370,806
Unbilled revenue	287,721	2,164,332
Prepaid expenses and other current assets	880,201	3,245,757
Refundable federal income tax	1,050,000	1,050,000
Deferred financing costs, net	90,406	—
Deferred tax asset	—	1,631,318

TOTAL CURRENT ASSETS	8,314,593	27,455,854
EQUIPMENT, FURNITURE AND FIXTURES, net	1,685,955	2,162,260
INTANGIBLE ASSETS, net	170,833	183,333
GOODWILL	—	16,821,586
DEFERRED TAX ASSET	—	3,375,862
DEFERRED FINANCING COSTS, NET	—	102,198
OTHER ASSETS	92,622	5,175,519

TOTAL ASSETS	$10,264,003	$55,276,612

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) -

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$2,975,804	$2,880,523
Accrued expenses and other current liabilities	2,876,664	5,122,251
Accrued payroll and related taxes	1,189,343	6,819,496
Current portion of retirement benefit payable	77,257	77,257
Current portion of revolving credit facility	7,965,237	10,812,981
Current portion of long-term debt	4,783,333	1,600,000
Current portion of notes payable other	2,509,681	2,509,681
Current portion of accrued restructuring costs	1,872,346	821,178

TOTAL CURRENT LIABILITIES	24,249,665	30,643,367
REVOLVING CREDIT FACILITY, net of current	—	4,000,000
ACCRUED RESTRUCTURING COSTS, net of current	650,651	203,424
LONG-TERM DEBT, net of current	540,000	3,973,333
NOTES PAYABLE-STOCKHOLDERS	550,000	550,000
RETIREMENT BENEFIT PAYABLE, net of current	260,793	260,793

TOTAL LIABILITIES	26,251,109	39,630,917
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized, 13,208,916 shares issued and outstanding.)	1,321	1,321
Additional paid in capital	31,413,968	31,349,176
Accumulated deficit	(47,402,395)	(15,704,802)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(15,987,106)	15,645,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$10,264,003	$55,276,612

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended, March 31,
	2008	2007
	(Unaudited)	(Unaudited)
REVENUE	$24,219,428	$32,849,134
COST OF SERVICES	22,743,721	26,942,234

GROSS PROFIT	1,475,707	5,906,900
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	5,557,999	7,104,777
RESTRUCTURING COSTS	2,100,422	—
GOODWILL IMPAIRMENT	16,821,586	—
DEPRECIATION AND AMORTIZATION	1,143,828	1,138,735

(LOSS) FROM OPERATIONS	(24,148,128)	(2,336,612)
OTHER INCOME (EXPENSE)
Other income	39,077	126,653
Interest expense	(548,219)	(561,242)
Other expense	(138,923)	—
(Loss) on sale of subsidiary	(1,894,220)	—
Prepayment penalty on early retirement of debt	—	(1,949,928)

TOTAL OTHER (EXPENSE)	(2,542,285)	(2,384,517)

(LOSS) BEFORE INCOME TAX PROVISION (BENEFIT)	(26,690,413)	(4,721,129)
INCOME TAX PROVISION (BENEFIT)	5,007,180	(474,616)

NET (LOSS)	$(31,697,593)	$(4,246,513)

NET (LOSS) PER COMMON SHARE Basic and Diluted	$(2.40)	$(0.43)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and Diluted	13,208,916	9,815,444

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(31,697,593)	$(4,246,513)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	5,007,180	(546,261)
Depreciation and amortization	1,143,828	1,138,735
Impairment of goodwill	16,821,586	—
Provision for doubtful accounts	222,247	47,691
Provision for due from franchisees	1,638,879	—
Loss on sale of subsidiary	1,894,220	—
Issuance of warrants	50,000	—
Stock based compensation	14,792	890,745
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	11,142,294	(9,715,647)
(Increase) decrease in unbilled revenue	1,876,612	(15,894)
(Increase) decrease in prepaid expenses and other current assets	(555,454)	(2,612,708)
(Increase) decrease in other assets	(8,961)	(443,623)
Increase (decrease) in accounts payable	95,281	159,941
Increase (decrease) in accrued expense and other accrued liabilities	(1,604,431)	3,101,502
Increase (decrease) in accrued payroll and related taxes	(1,791,541)	1,599,810
Increase in accrued restructuring costs	1,498,395	—

Total adjustments to net (loss)	37,444,927	(6,395,709)

Net cash provided by (used in) operating activities	5,747,334	(10,642,222)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(643,231)	(191,813)
Acquisition of business (net of cash acquired)	—	(19,000,000)

Net cash (used in) investing activities	(643,231)	(19,191,813)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	—	27,257,529
Borrowing on long-term debt	—	3,000,000
Principal payments on long-term debt	(250,000)	(12,465,255)
Fees incurred in refinancing	—	(141,505)
Net borrowings (repayments) on line of credit	(6,847,744)	15,143,310
Proceeds from shareholder notes	800,000	—
Assumption of shareholder notes liability by related party	(800,000)	—
Retirement of warranty liability	—	(3,291,775)
Conversion of shares voted against Merger	—	(11,076)

Net cash provided by (used in) financing activities	(7,097,744)	29,491,228

Net (decrease) in cash and cash equivalents	(1,993,641)	(342,807)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,993,641	499,654

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$—	$156,847

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the three months ended March 31,
	2008	2007
	(Unaudited)	(Unaudited)
Cash paid during the year for:
Interest	$345,165	$557,311

Income taxes	$15,430	$1,431,754

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

On February 7, 2008, the Company sold its wholly-owned subsidiary, ClearPoint HRO, LLC (“HRO”) for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008 (see Note 4 – Business and Asset Acquisitions and Dispositions).

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries for $19,000,000 in cash, a note payable of $2,500,000, shares of common stock with a value of $2,500,000 and the assumption of approximately $400,000 of current liabilities (see Note 4 – Business and Asset Acquisitions and Dispositions).

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing. Cash projected to be generated from operations will not be sufficient to fund operations and meet debt repayment obligations. In order to meet its cash and liquidity needs, the Company will be required to raise additional financing and/or renegotiate its various debt obligations. There is no assurance that the Company will be successful in obtaining additional financing and/or be able to renegotiate the terms of its existing debt obligations which are satisfactory to the Company, if at all. If the Company can not raise additional financing and/or renegotiate the repayment terms of its secured credit facility, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2008, the Company had an accumulated deficit of $47,402,395 and working capital deficiency of $15,935,072. For the three months ended March 31, 2008, the Company incurred a net loss of $31,697,593. In addition, the Company was in technical default of its debt and reporting covenants with Manufactures and Trader Trust Company (“M&T”) and to date has not received a waiver for non-compliance with these financial and reporting covenants.

NOTE 2 — ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying unaudited interim condensed consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

In the opinion of management, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the condensed consolidated financial statements. The interim operating results are not necessarily indicative of the results for a full fiscal year or any interim period.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such rules and regulations relating to interim financial statements. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q should be read in conjunction with management’s discussion and analysis of financial condition and results of operations (“MD&A”) included elsewhere in this Quarterly Report on Form 10-Q and the Company’s annual audited consolidated financial statements and notes thereto and the MD&A included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as amended.

ClearPoint provides comprehensive workforce management solutions throughout the United States, including outsourcing placement and recruiting services, vendor management services (“VMS”) and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. The Company derives its revenues predominantly from fees for professional services as well as from royalty and license fees. Strategically, all core operations, including recruiting, credentialing, compliance, payroll, benefits administration and risk management, are centralized at its offices in Chalfont, Pennsylvania.

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

On February 12, 2007, ClearPoint consummated a merger (the “Merger”) with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with ClearPoint. At the closing of the Merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger was placed into escrow to secure the indemnity rights of Terra Nova under the Merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to the ClearPoint stockholders at the time of the Merger was placed into escrow to be released upon finalization of certain closing conditions pursuant to the Merger agreement which release has since occurred.

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

Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge, (see Note 13 – Long Term Debt), of $12.45 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay the redemption of warrants related to its credit facility with Bridge in the amount of $3.29 million and (iv) to partially fund the acquisition of ALS, LLC (see Note 4 – Business and Asset Acquisitions and Dispositions), and certain other related transaction costs.

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

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company’s accounting policies are in accordance with accounting principles generally accepted in the United States of America. Outlined below are those policies considered particularly significant.

(a) Basis of Presentation:

The accompanying condensed consolidated financial statements include the accounts of ClearPoint and its wholly owned subsidiaries. All significant inter-company transactions and balances have been eliminated.

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

(c) Revenue Recognition:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. The Company is in the process of completing its transition from short and long term temporary staffing provider through a branch based network of offices to a provider that manages clients’ temporary staffing spend through its open, Internet based iLabor network, as well as its closed, Vendor Managed Services (“VMS”) system.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Prior to January 1, 2008, the only major source of revenue was from the temporary placement of workers which was recognized when earned and realizable and therefore when the following criteria had been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. As a result of changes in the Company’s business model in 2008 (see Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10 – Q), the Company recognizes revenue from five major sources:

•

For the year ended December 31, 2007 and the three months ended March 31, 2008, the Company recorded revenue from the sale of temporary staffing, permanent placement fees, and temp-to-hire fees by formerly Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes are recorded in the period in which the services are performed. Temp-to-hire fees are generally recorded when the temporary employee is hired directly by the customer. ClearPoint reserves for billing adjustments, principally related to overbillings and client disputes, made after year end that relate to services performed during the fiscal year. The reserve is estimated based on historical adjustment data as percent of sales. Permanent placement fees are recorded when the candidate commences full-time employment and, if necessary, sales allowances are established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which is typically 30-60 days;

•

Until the agreements were terminated on March 5, 2008 and April 8, 2008 respectively, the Company provided billing and certain administrative services and provided temporary personnel to KOR Capital, LLC (”KOR”) and Optos Capital, LLC (“Optos”). In exchange, the Company was reimbursed for the use of its temporary personnel and received a franchise fee based upon the gross billings of the franchisee and other performance metrics and recognized when earned. Franchise fees, which were recorded net and are included in revenues, were approximately $1.3 million and $0 for the three months ended March 31, 2008 and 2007 respectively;

•	The Company also records royalty and license revenues when earned based upon the terms of the royalty and license agreements;

•	VMS revenue consists of management fees, which is recognized on the net method, and is recorded as revenue as the temporary staffing service is rendered to the client; and

•

Revenue from the Company’s iLabor network where it electronically procures and consolidates buying of temporary staffing for clients nationally is recognized on a net basis. The Company contracts directly with, and purchases from, temporary staffing vendors, the temporary placement of workers which is then subsequently resold to its clients.

(d) Earnings (Loss) Per Share:

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

In accordance with SFAS No. 128, “Earnings Per Share,” stock options and warrants outstanding at March 31, 2008 and 2007 to purchase 11,856,000 shares and 11,685,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share as they were anti-dilutive.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

In connection with the amendment and restatement of certain promissory notes on March 31, 2008, ClearPoint issued to the respective noteholders warrants to purchase an aggregate of 82,500 shares of ClearPoint common stock. See Note 12 – Notes Payable, which were not included in the computation of diluted earnings per share as they were anti-dilutive.

Recent Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations. The Company is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, “an amendment of ARB 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

NOTE 4 — BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS:

On February 28, 2008, ClearPoint entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex, Inc. (“StaffChex”), a privately owned company, subject to certain conditions for the completion of the transaction. Under the StaffChex Purchase Agreement, StaffChex acquired all of the rights to customer accounts, as defined in the StaffChex Purchase Agreement, which had no book value, related to the temporary staffing services serviced by (i) KOR pursuant to the Franchise Agreement – Management Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. The prior agreements with StaffChex Servicing and KOR were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations. In consideration for the customer accounts acquired from ClearPoint, StaffChex issued to ClearPoint 15,444 shares of common stock of StaffChex that ClearPoint recorded at $0, and is obligated to issue up to 23,166 shares of StaffChex’ common stock, subject to the earnout provisions set forth in the StaffChex Purchase Agreement. In addition, ClearPoint entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to ClearPoint 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services. On March 5, 2008, ClearPoint completed the disposition of all of the customer accounts.

On February 7, 2008, ClearPoint Resources, Inc. (“CPR”), a wholly owned subsidiary of ClearPoint and ClearPoint’s wholly owned subsidiary, ClearPoint HRO, LLC, (“HRO”), entered into a Purchase Agreement (the “HRO Purchase Agreement”) with AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of its ownership interest of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008.

The Company recorded a loss of $1,894,220 on the transaction as follows:

Assets sold:
Prepaid expenses	$153,861
Certificate of deposit	1,500,000
Other current assets	1,128,271
Other assets	5,091,858

7,873,990
Liabilities assumed
Accrued payroll and related taxes	(3,838,611)
Letter of credit – Workers compensation insurance policy	(1,500,000)
Accrued expenses and other liabilities	(641,159)

(5,979,770)

Loss on sale	$(1,894,220)

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida that expanded the Company’s operations to clients in California and Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million, shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ASG’s stockholders may also receive up to two additional $1 million payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been made to date. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated in the table below. There have been no changes in circumstances that would indicate a change in the carrying amount recoverable.

Equipment, furniture and fixtures	$630,000
Contract rights	7,190,000
Goodwill	16,566,000

24,386,000
Liabilities assumed	(386,000)

Net assets acquired	$24,000,000

The following unaudited pro forma information presents a summary of condensed consolidated financial results for the three months ended March 31, 2007 of the operations of the Company and ASG as if the acquisition had occurred on January 1, 2007, the beginning of the earliest period presented. The unaudited pro forma amounts below reflect interest on the debt incurred as a result of the acquisition of ASG, with interest calculated at the Company’s borrowing rate under its credit facilities. The unaudited pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

Three Months Ended March 31, 2007
(unaudited)
Revenue	$45,305,586
Net (loss)	$(4,493,106)
Income (Loss) per weighted average basic and diluted common share	$(.46)

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Prepaid insurance	$238,620	$1,752,711
Security deposit – workers’ compensation policy	—	1,128,271
Other current assets	641,581	364,775

	$880,201	$3,245,757

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 6 - EQUIPMENT, FURNITURE AND FIXTURES:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Furniture and fixtures	$31,548	$691,519
Computer software and equipment	182,801	1,172,705
Capital assets in process	1,526,695	897,060
Leasehold improvements	9,201	183,648

	1,750,245	2,944,932
Less, accumulated depreciation	(64,290)	(782,672)

Equipment, furniture and fixtures, net	$1,685,955	$2,162,260

Depreciation expense for the three months ended March 31, 2008 and 2007 was $97,326 and $80,370, respectively. As of March 31, 2008 the Company recorded a fixed asset impairment charge (included in depreciation and amortization expense) of $1,022,210 as a result of the termination of franchise agreements described in Notes 19 – Significant Transactions. The Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7 - INTANGIBLE ASSETS:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(79,167)	(66,667)

Intangibles, net	$170,833	$183,333

The covenant not to compete is being amortized over its five (5) year life. Amortization expense of intangible assets for the three months ended March 31, 2008 and 2007 was $12,500 for both periods respectively. Historically, the Company had contract rights that were amortized over their estimated asset lives of two (2) to three (3) years. The Company determined that an impairment in Contract Rights existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 which was included in amortization expense for the year ended December 31, 2007 and no longer carries contracts rights on its balance sheet.

NOTE 8 - OTHER ASSETS

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Refundable insurance premium	$—	$4,351,242
Security deposits and other assets	92,622	824,277

	$92,622	$5,175,519

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
Other accrued expenses	$1,702,763	$1,120,380
Insurance premiums payable	576,121	2,276,872
Letter of credit – workers’ compensation policy	—	1,500,000
Customer deposits	64,809	79,699
Due from franchisees	532,971	—
Income taxes payable	—	145,300

	$2,876,664	$5,122,251

NOTE 10 – ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the three months ended March 31, 2008, the Company paid out $363,373 related to the 2007 restructuring reserve. During the year ended December 31, 2007, the Company paid out $1,176,514 and recognized a reduction of initially estimated restructuring costs of $650,884 due to severance and related benefits which the Company is no longer liable for since one of the Company’s former franchisees hired the employees to whom severance was expected to be paid out, and these former employees waived their right to receive severance.

Effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company recorded $496,784 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422 in the three months ended March 31, 2008. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the three months ended March 31, 2008, the Company paid out $238,655 related to the 2008 restructuring reserve. The Company calculated the restructuring costs as follows:

2007 Restructuring Reserve (unaudited)	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$1,902,000	$950,000	$2,852,000
Payments	(843,335)	(696,552)	(1,539,887)
Reductions in costs previously accrued	(650,884)	—	(650,884)

Total accrued restructuring costs	407,781	253,448	661,229
Less: current portion	324,186	133,620	457,806

Total accrued restructuring costs – long-term	$83,595	$119,828	$203,423

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

2008 Restructuring Reserve (unaudited)	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$496,784	$1,603,638	$2,100,422
Payments	(129,146)	(109,509)	(238,655)
Reductions in costs previously accrued	—	—	—
Total accrued restructuring costs	367,638	1,494,129	1,861,767
Less: current portion	367,638	1,046,901	1,414,539

Total accrued restructuring costs – long-term	$—	$447,228	$447,228

NOTE 11 – REVOLVING CREDIT FACILITY:

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

As of March 31, 2008, the balance on the Revolver was $7,965,237. As of March 31, 2008, the weighted average interest rate for amounts drawn on the Revolver was 6.23%.

The Company was not in compliance with the financial and reporting covenants at March 31, 2008. Non-compliance with such financial covenants would constitute an event of default under the credit agreement. Unless waived, such non-compliance would permit M&T to exercise its remedies under the credit agreement, including declaring all amounts owing under the credit agreement to be immediately due and payable. The Company has not received a waiver from these violations from M&T as of May 20, 2008. As a result, the Company’s long term debt (see Note 12 – Notes Payable, and Note 13 – Long Term Debt) has been classified as current obligations. (See also Note 1 – Going Concern).

On May 9, 2008, the Company received a letter (the “Letter”) from M&T indicating, among other matters, that the principal amount of revolving credit loans outstanding under the Credit Agreement shall be limited to a maximum amount of $7.3 million for the period ended May 16, 2008. The Company is in the process of discussing the Letter with M&T and establishing credit limits for future periods.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 12 – NOTES PAYABLE:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
NOTES PAYABLE STOCKHOLDERS
Notes payable to various noteholders due March 31, 2009. The notes have an interest rate of 12%.	550,000	550,000

Total notes payable-noteholders	$550,000	$550,000

On March 1, 2005, CPR issued the Amended and Restated Notes (collectively, the “Sub Notes” and each Amended and Restate Note, a “Sub Note”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. Partnership (collectively, the “Sub Noteholders,” and individually, a “Sub Noteholder”), for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. Partnership is controlled by Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR and majority stockholder.

Effective March 31, 2008, the Company amended and restated the notes, and extended their maturity dates under the following agreements: (i) the Amended Sub Note, dated March 31, 2008 and issued by the Company to each Sub Noteholder; and (ii) the Sub Note Warrant to purchase 15,000 shares of ClearPoint’s common stock issued to each Sub Noteholder for every $100,000 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note is due and payable on March 31, 2009, provided that the Company has the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. The Company’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to ClearPoint by the Sub Noteholder. Upon an event of default the note and accrued interest are immediately due and payable. In consideration of each Sub Noteholder agreeing to extend the maturity date of their Sub Note, ClearPoint issued the Sub Note Warrant to the Sub Noteholders to purchase, in the aggregate, 82,500 Sub Note Warrant Shares as described below. The Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55, the closing price per share of common stock on March 31, 2008. The warrants have been valued at $50,000 and have been charged to interest expense. ClearPoint has the right, in its sole discretion, to extend the maturity date of the Amended Sub Note to March 31, 2010. In connection with the second extension to March 31, 2010, the Sub Noteholders will have the right to receive additional Sub Note Warrants to purchase, in the aggregate, additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55. The initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split. As of March 31, 2008, the Company did not make interest payments and has not received a notice or declaration of default from the Sub Noteholders.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
NOTES PAYABLE – OTHER
Notes payable to former owners of ASG for the purchase of certain assets and liabilities of ALS, LLC, dated February 23, 2007, which mature on October 23, 2008. Principal and interest payments of $398,392 are payable on a quarterly basis at an interest rate of 7%.*	$2,022,991	$2,022,991
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 and due and payable June 30, 2008. Interest is calculated at 8% per annum. **	486,690	486,690

	2,509,681	2,509,681
Less: current portion	$(2,509,681)	(2,509,681)

Total notes payable – long-term	$—	$—

*	Payments are currently not being made to the former owners of ASG as a direct result of the pending TSIL litigation discussed in Note 21 – Litigation.

**	On December 31, 2007, the note payable to former shareholders of StaffBridge, Inc. for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 was amended from an original maturity date of December 31, 2007 to a new maturity date of June 30, 2008. In addition, the amount of the note was increased to $486,690 for accrued interest and the interest rate was increased to eight percent from six percent per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee in the amount of $19,467, which equaled four percent of the principal amount in the form of 9,496 shares of common stock of the Company. This fee was charged to interest expense. As of March 31, 2008, the Company has not paid any monthly interest installments pursuant to the amended StaffBridge note. The failure to pay such interest installments, following a declaration of default by the noteholders, would be considered a default under the note.

ClearPoint Resources, Inc. (“CPR”), a wholly owned subsidiary of the Company, issued promissory notes (the “Promissory Notes”), dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Michael Traina, the Company’s and CPR’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the Company’s and CPR’s former Director, President and Secretary, in consideration for loans of $800,000 made to CPR. Pursuant to a voting agreement, each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of the issued and outstanding shares of the Company’s common stock.

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

The terms of the Promissory Notes were identical. The principal amount of each Promissory Note was $400,000, and each bore interest at the rate of 6% per annum, which was to be paid quarterly, and each were due on February 22, 2009. The Promissory Notes were subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to its credit agreement, as amended, with the Company.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 13 – LONG-TERM DEBT:

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)
M&T Term Loan—$5,000,000 with a maturity date of February 23, 2012. Principal payments of $83,333, plus interest are payable monthly at LIBOR + 3.5% to 4.5% (6.00% at March 31, 2008). The M&T Term Loan is collateralized by a first priority lien on all assets and is cross-collateralized and cross-guaranteed with the M&T Revolver. (See Note 11 – Revolving Credit Facility).***	$4,033,333	$4,283,333
Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company. ****	1,290,000	1,290,000

Total long-term debt	5,323,333	5,573,333
Less: current portion	(4,783,333)	(1,600,000)

Total long-term debt	$540,000	$3,973,333

***	The Company entered into the M&T Credit Agreement with several banks and other financial institutions parties to the M&T Credit Agreement (collectively, the “M&T Lenders”) and M&T as Administrative Agent, dated as of February 23, 2007, as amended. Under the M&T Credit Agreement, the M&T Lenders agreed to make Revolving Credit Loans up to $20,000,000 in the aggregate principal amount and issued a $5,000,000 Term Loan. Capitalized terms not defined herein shall have the meanings set forth in the M&T Credit Agreement. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement (the “Second Amendment”), dated as of March 21, 2008, among ClearPoint, the M&T Lenders and M&T. Pursuant to the Second Amendment, the Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the Revolving Credit Commitments was gradually reduced from $20,000,000 to $15,000,000 at March 21, 2008 and $4,000,000 at June 30, 2008; (ii) the Applicable Margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any Revolving Credit Loan that is a Eurodollar Loan and a Base Rate Loan, respectively, and (b) 4.5% and 2.25% for any Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the Applicable Commitment Fee Percentage, which is included in the calculations of Commitment Fees payable by ClearPoint on the amount of the Unused Revolving Credit Commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of Total Debt or Senior Debt, as applicable, to Modified EBITDA were amended to lower the ratios as of September 30, 2008.

****

 On March 1, 2005, CPR issued a Promissory Note (“Blue Lake Note”) to Blue Lake Rancheria, a fully recognized Indian tribe (“Blue Lake”), for $1,290,000 in principal amount guaranteed by Michael Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under the Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (“Amended Blue Lake Note”) with a principal amount of $1,290,000, which is due and payable as follows: (i) $200,000 was paid on April 8, 2008, (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008, which was made, and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000, plus accrued interest. The interest rate in the Amended Blue Lake Note was increased

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note.

The M&T Revolver (see Note 11 – Revolving Credit Facility) and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was not in compliance with the covenants at December 31, 2007 but received a waiver from M&T for the period ended December 31, 2007. In connection with the waiver, the Company paid a $100,000 waiver fee to M&T during the three months ended March 31, 2008. The Company was not in compliance with the financial and reporting covenants at March 31, 2008 and has not received a waiver of the violations from M&T as of May 20, 2008. As a result, all of the above debt has been classified as current. (See also Note 1 – Going Concern).

Amortization of deferred financing costs for the three months ended March 31, 2008 and 2007 was $11,792 and $399,463 respectively.

On February 28, 2005, CPR and certain of its subsidiaries entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”). The revolving loan and term loan from Bridge were completely paid off on February 12, 2007 from the proceeds received as a result of the Merger. This resulted in a pre-payment penalty of $1,949,928 which was expensed in the three months ended March 31, 2007. In addition, the unamortized deferred finance costs related to the Bridge debt amounted to $370,712 at the time of pre-payment. This amount was expensed as part of the amortization of deferred financing costs in the three months ending March 31, 2007.

Warrants – Bridge

In connection with Bridge’s $10,000,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and could be exercised until February 28, 2015. The Company accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396,000 by an independent valuation company. This initial value had been recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $0 and $132,057 was recorded by the Company as interest expense for the three months ended March 31, 2008 and 2007, respectively. The warrants were fair valued each reporting period and the increase/decrease is reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,291,775. The warrant holders were paid $3,291,775 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

NOTE 14 – STOCK-BASED COMPENSATION:

The Company has adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and the guidance provided by the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which established the accounting for stock-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. SFAS 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Black-Scholes valuation model.

Stock options granted under the Company’s 2006 Long-Term Incentive Plan (“LTI Plan”), which was approved by the stockholders on February 12, 2007, may expire up to ten years after the date of grant or earlier at the determination of the Board of Directors. Under the LTI Plan, the Company reserved 2,750,000 shares of stock in accordance with the plan’s terms. The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of the grant. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant. As of March 31, 2008, 606,000 options were outstanding to key employees and directors of the Company which vest over 2.37 years and have an intrinsic value of $0.

The Company’s results of operations for the three months ended March 31, 2008, included share-based employee compensation totaling $14,792. Such amount was included in the Statements of Operations in selling, general and administrative expenses. As of March 31, 2008, there was $108,820 of unrecognized compensation cost related to all unvested stock options. The fair value of these options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

Three months ended March 31, 2008
Volatility	17.4%
Expected term in years	2.37 years
Risk-free interest rate	3.39%
Expected dividend yield	0

The following information relates to the stock option activity under the LTI Plan for the three months ended March 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2008	766,000	$5.65	3.39 years
Granted	—	—	—
Exercised	—	—	—
Cancelled	(160,000)	—	—

Outstanding & Exercisable at March 31, 2008	606,000	$4.37	2.37 years

The aggregate intrinsic value for the options in the table above was zero at March 31, 2008 based on the closing common share price of $1.55 as at March 31, 2008. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the fair market value of the Company’s common stock.

NOTE 15 – WARRANTS:

In connection with Terra Nova’s Offering on April 22, 2005, there were 11,040,000 warrants issued and outstanding at March 31, 2008, which included warrants that were part of the outstanding units. Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on February 12, 2007 (the completion of the merger) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s Offering). The warrants are redeemable at a price of $0.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with Terra Nova’s Offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit. In addition, the warrants underlying such units were exercisable at $6.65 per share.

On March 1, 2005, CPR issued the Amended and Restated Notes (collectively, the “Sub Notes” and each Amended and Restated Note, a “Sub Note”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. Partnership (collectively, the “Sub Noteholders,” and individually, a “Sub Noteholder”), for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. Partnership is controlled by Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR and majority stockholder.

The Sub Notes matured on March 31, 2008. Effective March 31, 2008, the Company amended and restated the Sub Notes. In connection with the amendment and restatement of the Sub Notes on March 31, 2008, ClearPoint issued to the respective Sub Noteholders Sub-Note warrants to purchase an aggregate of 82,500 shares of ClearPoint common stock. (See Note 12 – Notes Payable).

NOTE 16 - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases offices and equipment under operating leases that expire over one to three years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of March 31, 2008 were as follows:

Remainder of fiscal 2008	$115,838
Fiscal 2009	126,905
Fiscal 2010	53,340

Total	$296,083

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).

NOTE 17 – INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. As of March 31, 2008, the deferred tax asset was reduced by $5,007,180 for deferred income tax benefits recognized in prior periods. In addition, the Company established a 100% valuation allowance against the income tax benefit for the three months ended March 31, 2008. The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax assets, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

NOTE 18 - EARNINGS PER SHARE CALCULATION:

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(31,697,593)	$(4,246,513)

Denominator
Weighted average shares	13,208,916	9,815,444

Basic and diluted earnings per share	$(2.40)	$(0.43)

In accordance with SFAS No. 128, “Earnings Per Share,” stock options and warrants outstanding at March 31, 2008 and 2007 to purchase 11,856,000 shares and 11,685,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share as they were anti-dilutive.

In connection with the amendment and restatement of certain promissory notes on March 31, 2008, ClearPoint issued to the respective noteholders warrants to purchase an aggregate of 82,500 shares of ClearPoint common stock (see Note 12 – Notes Payable).

NOTE 19 – SIGNIFICANT TRANSACTIONS:

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

Under the Agreement, the Company processed the weekly payroll for all temporary and contract staff placed on assignment by KOR and KOR’s weekly invoices. The Agreement had a term of 99 years, but was subject to earlier termination upon certain material breaches or defaults and it could only be assigned by KOR if the assignee satisfied certain financial, business experience and character criteria acceptable to the Company. This Agreement was terminated on March 5, 2008.

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

Under the Agreement, the Company processed the weekly payroll for all temporary and contract staff placed on assignment by TZG and TZG’s weekly invoices. The Agreement had a term of 99 years, but was subject to earlier termination upon certain material breaches or defaults and it could only be assigned by TZG if the assignee satisfied certain financial, business experience and character criteria acceptable to the Company. This Agreement was terminated on February 28, 2008.

On February 7, 2008, CPR entered into the HRO Purchase Agreement. (See Note 4 – Business and Asset Acquisitions and Dispositions).

On February 22, 2008, CPR issued the Promissory Notes to Messrs. Traina and Ferguson. (See Note 12 – Notes Payable). On February 28, 2008, Optos assumed the Promissory Notes. (See Note 12 – Notes Payable).

On February 28, 2008, CPR entered into the StaffChex Purchase Agreement. (See Note 4 – Business and Asset Acquisitions and Dispositions).

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

Pursuant to the Separation Agreement, the Company entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson agreed to assist the Company with any matters relating to the performance of his former duties and to work with the Company to effectively transition his responsibilities.

On March 1, 2005, CPR issued the Blue Lake Note. (See Note 13 – Long Term Debt). Effective March 31, 2008, the Company issued the Amended Blue Lake Note. (See Note 13 – Long Term Debt). ClearPoint agreed to issue the Escrow Shares in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note. (See Note 13 – Long Term Debt).

On March 1, 2005, CPR issued the Sub Notes to the Sub Noteholders, and effective March 31, 2008, the Company amended and restated the Sub Notes. (See Note 12 – Notes Payable).

On April 8, 2008 the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Select Staffing (“Select”), where CPR is entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of CPR’s iLabor network in exchange for a $1.2 million payment ($900,000 paid on April 8, 2008 and $300,000 to be paid on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. The fee has yet to be determined as of May 20, 2008.

NOTE 20 - MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with the Chief Executive Officer (“CEO”) and President of the Company, whereby the Company agreed to pay each of the CEO and President $25,000 per month, plus benefits, with the term of each agreement being 3 years. At March 31, 2008, the CEO and the President each beneficially owned, as per a voting agreement, a majority of the outstanding common stock of the Company.

The Company entered into an employment agreement with the Chief Financial Officer of the Company. The agreement provides for basic compensation, incentive compensation and a severance package.

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007 (the “Employment Agreement”), the Employment Agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to be a designee under the Voting Agreement and not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities. As of March 31, 2008, the Company has paid Mr. Ferguson approximately $17,307 pursuant to his consulting agreement.

NOTE 21 – LITIGATION:

In February of 2007, the Company entered into a three party settlement agreement between ClearPoint, Westaff, Inc (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266 to Westaff, plus legal fees of $56, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322 in the fiscal year 2007.

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

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS has filed its Answer to the Company’s Crossclaim, denying all claims, and has filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008, requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I – Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008).

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

On or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, ClearPoint Business Resources, Inc. and Mercer Ventures, Inc., alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date). Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleges that these transfers were made to or for the benefit of the defendants as creditors of the Debtors and that the transfers were made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers were made. Plaintiff also alleges that the transfers were made while the Debtors were insolvent. Plaintiff makes similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claims that the defendants owe plaintiff at least $505,546.54, as well as other damages and relief requested in the complaint.

The Company is named as a defendant in the APX Litigation because it acquired certain assets from ALS and its wholly owned subsidiaries, which referred to themselves collectively as Advantage Services Group, in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that the Company consummated the asset acquisition with ALS. Agreements related to the acquisition of ALS’ assets contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any. The Company has not recorded any liability relating to the APX Litigation because the Company is currently assessing its liability and it is too early in the proceedings to make any such conclusions.

On April 25, 2008, Alliance Consulting Group Associates, Inc. (“Alliance”) filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleges that ClearPoint has failed to pay approximately $600,000.

The principal risks that ClearPoint insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, ClearPoint records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

Generally, the Company is engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of ClearPoint Business Resources, Inc., together with its consolidated subsidiaries (“ClearPoint” or the “Company”). The information contained in this Section has been derived from, and should be read in conjunction with, the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K/A filed on April 29, 2008 with the SEC.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seek,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties discussed in “Risk Factors” included in the reports filed by the Company with the SEC including, but not limited to, this Quarterly Report on Form 10-Q, should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

All figures in ClearPoint’s Management’s Discussion and Analysis of Financial Condition and Results of Operations are shown in thousands (000s) of dollars unless otherwise noted.

Overview

The Company is a Workforce Management Solutions provider to clients ranging from small businesses to Fortune 500 companies. The Company’s workforce solutions create increased productivity and enable its clients to streamline and optimize the complex processes involved in the procurement and management of temporary labor.

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

The introduction in 2007 of ClearPoint’s iLabor technology has allowed the Company to position itself uniquely in the Human Capital industry. The iLabor network is a technology-based procurement method that provides a low cost and easy alternative for ClearPoint’s clients, as well as traditional staffing companies in the industry, to procure temporary labor through a ClearPoint-approved staffing vendor network that has national coverage. It is the strength of ClearPoint’s vendor base of temporary labor suppliers that enables the Company to effectively and efficiently meet the stringent demands of iLabor clients, often within very tight time constraints. The iLabor platform is a fully scalable product offering that can accommodate significant growth in transaction volumes for ClearPoint without significant increases to the Company’s existing cost structure.

During the second half of 2007, the Company moved the majority of its branch offices to a franchise model, enabling the Company to focus on its technology platforms rather than the day to day recruitment and placement of temporary labor. Two franchisees, KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, and TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, assumed responsibilities for operating and managing respective former branch offices. This effectively allowed ClearPoint to significantly reduce its fixed operating costs while maintaining a revenue stream from its client base.

In March 2008, the KOR franchise agreement was terminated and the associated customer contracts were sold to StaffChex, Inc. (“StaffChex”). StaffChex entered into an iLabor Network Supplier Agreement with CPR, whereby iLabor would be the technology for StaffChex to fulfill open positions for temporary labor. In return, CPR would receive a percentage (initially 2.25%, but subject to reduction based on achieving certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services provided by StaffChex, regardless of whether such services were provided through the iLabor network.

In February 2008, the TZG franchise agreement was terminated and the operations and management of the associated customer contracts were licensed to Optos Capital, LLC (“Optos”), a company owned by Christopher Ferguson, a majority stockholder of the company, the former director, President and Secretary of the Company and CPR. On April 8, 2008, the license agreement with Optos was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Koosharem Corp., a California corporation doing business as Select Staffing, (“Select”), where CPR is entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of CPR’s iLabor network in exchange for a $1.2 million payment ($900,000 on April 8, 2008 and $300,000 on July 1, 2008).

These significant transactions (see Note 19 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) enabled ClearPoint to initiate a debt reduction strategy which included the outsourcing of workers’ compensation insurance policies and the transfer of payroll funding obligations for temporary employees to StaffChex and Select.

As a result, ClearPoint reduced its line of credit substantially with M&T from $14,813 at December 31, 2007 to $7,965 as of March 31, 2008. On April 14, 2008, the Company entered into a Waiver (the “Waiver”) to the M&T Credit Agreement. Pursuant to the Waiver, the required lenders under the M&T Credit Agreement waived compliance with certain financial covenants set forth in the M&T Credit Agreement for the period ended December 31, 2007. In connection with the Waiver, the Company paid a $100,000 Waiver fee to M&T. The Company was not in compliance with the financial and reporting covenants at March 31, 2008. The Company did not receive a waiver for such non-compliance from M&T as of May 20, 2008. (see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). On May 9, 2008, the Company received a letter (the “Letter”) from M&T indicating, among other matters, that the principal amount of revolving credit loans outstanding under the M&T Credit Agreement shall be limited to a maximum amount of $7.3 million for the period ended May 16, 2008. The Company is in the process of discussing the Letter with M&T and establishing credit limits for future periods.

Historically, the Company has funded its cash and liquidity needs through cash generated from operations and debt financing. Cash projected to be generated from operations will not be sufficient to fund operations and meet debt repayment obligations. In order to meet its cash and liquidity needs, the Company will be required to raise additional financing and/or renegotiate its various debt obligations. There is no assurance that the Company will be successful in obtaining additional financing and/or be able to renegotiate the terms of its existing debt obligations which are satisfactory to the Company, if at all. If the Company can not raise additional financing and/or renegotiate the repayment terms of its convertible secured note, there is substantial doubt about the ability of the Company to continue as a going concern.

Application of Critical Accounting Policies and Estimates

ClearPoint’s discussion and analysis of its financial condition and results of operations are based on ClearPoint’s condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with these principles in the United States of America requires ClearPoint to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using the estimates.

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

ClearPoint’s significant accounting policies are described in Note 2 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2007, as set forth in the Annual Report on Form 10-K/A filed with the SEC on April 29, 2008 and additional policies are described in Note 3 to the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors including but not limited to competition in its markets, availability of qualified personnel and the personnel demands of its clients. Historically, ClearPoint has experienced a rise in demand from its transportation clients in the third and fourth quarter due to the increase in the shipment of products for the holiday season. Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and customer planning cycles. This revenue seasonality will also typically impact the Company’s profitability as most operating expenses are spread evenly throughout the year. As the Company transitions fully during 2008 to its iLabor business model, the Company believes that this seasonality will be reduced.

Results of Operations (Unaudited)

Three Months Ended March 31, 2008 Compared to

Three Months Ended March 31, 2007 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statement of operations for the three months ended March 31, 2008 and March 31, 2007:

$ (000’s)	2008	% of Revenue	2007	% of Revenue	% Change
Net revenue	$24,220	100.0%	$32,849	100.0%	(26.3%)
Cost of services	22,744	93.9%	26,942	82.0%	(15.6%)

Gross profit	1,476	6.1%	5,907	18.0%	(75.0%)
SG&A expenses	5,558	23.0%	7,105	21.6%	(21.8%)
Restructuring expense	2,100	8.7%	—	NA	NA
Impairment of goodwill	16,822	69.5%	—	NA	NA
Depreciation and amortization expense	1,144	4.7%	1,139	3.5%	NA

(Loss) from operations	(24,148)	(99.7%)	(2,337)	(7.1%)	NA
Other income (expense)	(1,995)	(8.2%)	127	0.4%	NA
Interest (expense)	(548)	(2.3%)	(561)	(1.7%)	NA
Prepayment penalty on early retirement of debt	—	—	(1,950)	(5.9%)	NA

Net (loss) before income taxes	(26,691)	(110.2%)	(4,721)	(14.4%)	NA
Income tax expense (benefit)	5,007	20.7%	(474)	(1.4%)	NA

Net (loss)	$(31,698)	(130.9%)	$(4.247)	(12.9%)	NA

Net Revenue

ClearPoint’s revenues for the three months ended March 31, 2008 and 2007 were $24,220 and $32,849, respectively, which represented a decrease of $8,629 or 26.3%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as franchise, royalty and license fees. The Company recorded $1,303 of franchise royalties in net revenue during the three months ended March 31, 2008.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended March 31, 2008 and 2007 was $22,744 and $26,942, respectively, which represented a decrease of $4,198, or 15.6%. ClearPoint’s gross profit for the three months ended March 31, 2008 and 2007 was $1,476 and $5,907, respectively, which represented a decrease of $4,431 or 75.0%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as franchise, royalty and license fees with limited cost of services. As a percentage of revenue for the three months ended March 31, 2008 and 2007, ClearPoint’s gross profit was 6.1% and 18.0% respectively, largely due to higher revenues attributed to the Company’s outsourcing business which has historically been at lower gross margin percentages ranging from 1% to 4%.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general and administrative (“SG&A”) expenses for the three months ended March 31, 2008 and 2007 was $5,558 and $7,105, respectively, which represented a decrease of $1,547 or 21.8%. The decrease was a direct result of the Company’s 2007 restructuring and franchising of many of its branches, as the Company had substantially less SG&A expenses associated with the Company’s branch based operations during the three months ended March 31, 2008 which include expenses related to salaries, employee benefits and rents. During the three months ended March 31, 2008, the Company recorded $1,639 in a provision for amounts due from the former franchisees that are no longer in operation. As a percentage of revenue for the three months ended March 31, 2008 and 2007, SG&A expenses were 23.0% and 21.6% respectively, largely as a result of reduced revenue recorded due to the recording of franchise royalties on a net basis.

Effective March 12, 2008, the Company initiated an additional restructuring program of its field and administrative operations in order to further reduce its ongoing SG&A expenses. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company incurred $2,100 in restructuring expenses related to these closures and position eliminations and is also evaluating potential restructuring charges to be recorded in the three months ending June 30, 2008.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the three months ended March 31, 2008 and 2007 were $1,144 and $1,139, respectively, which represented an increase of $5 or .4%. As of March 31, 2008 the Company recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements described in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Company removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment. The Company also recorded an impairment of goodwill at March 31, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill is less than its fair value.

Interest Expense

ClearPoint’s interest expense for the three months ended March 31, 2008 and 2007 was $548 and $561, respectively, which represented a decrease of $13, or 2.3%, primarily due to the reduced interest cost from the reduction in the company’s overall debt.

Net loss

ClearPoint’s net loss for the three months ended March 31, 2008 and 2007 was $31,968 and $4,247 respectively, which represented an increase in the loss of $27,451. The net loss was due primarily to the reduced gross profit offset by reduced ongoing SG&A and interest expenses as a result of the factors discussed above. The net loss was also a result of a number of non-cash items relating to the 2008 restructuring program of $2,100, the impairment charge of goodwill of $16,822, the impairment charge of fixed assets of $1,022, and the recording of the deferred tax assets valuation allowance of $5,007 to the provision for income taxes for deferred tax benefits recognized in prior periods.

Liquidity and Capital Resources

Historically, the Company has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt and equity financing. As of March 31, 2008, cash projected to be generated from operations will not be sufficient to fund operations and meet debt repayment obligations. In order to meet its cash and liquidity needs, the Company will be required to raise additional financing and/or renegotiate its various debt obligations. There is no assurance that the Company will be successful in obtaining additional financing and/or be able to renegotiate the terms of its existing debt obligations which are satisfactory to the Company, if at all. If the Company can not raise additional financing and/or renegotiate the repayment terms of its convertible secured note, there is substantial doubt about the ability of the Company to continue as a going concern. (see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in the Quarterly Report on Form 10-Q)

Based on the Company’s cash position and working capital deficiency, it will need to raise additional financing and renegotiate the Company’s existing debt obligations in order to support its business operations. The amount of financing required will be determined by many factors, some of which are beyond the Company’s control, and may require financing sooner than currently anticipated. The Company has no commitment for any additional financing and can provide no assurance that such financing will be available in an amount or on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing or if such funds cannot be obtained on terms favorable to the Company, or if the Company is unable to renegotiate existing debt obligations, it would adversely affect the Company’s ability to continue as a going concern.

ClearPoint’s traditional use of cash flow was for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

As of March 31, 2008, ClearPoint’s new iLabor-focused business model reduced these funding requirements substantially since the Company’s main focus is no longer to act as the employer for the temporary personnel, but rather to be the facilitator, bringing together clients and suppliers of temporary labor, via ClearPoint’s iLabor network. Revenue from the Company’s iLabor network where it electronically procures and consolidates buying of temporary staffing for clients nationally is recognized on a net basis. The Company contracts directly with, and purchases from, temporary staffing vendors, the temporary placement of workers which is then subsequently resold to its clients.

In addition, the Company entered into other significant agreements with StaffChex and AMS, (see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) whereby substantially all the revenue received from those agreements do not require any short term liquidity from the Company to fund the source of these revenues.

Significant Transactions

On February 12, 2007, ClearPoint consummated the merger with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. At the closing of the merger, the ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. The merger agreement also provides for ClearPoint’s original stockholders to receive additional performance payments in the form of cash and/or shares, contingent upon the future performance of the combined company’s share price. The performance payments are payable in a combination of cash and shares. No such payments have been made to date and none are yet due. Upon the closing of the merger, Terra Nova changed its name to ClearPoint Business Resources, Inc.

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

On February 23, 2007, the Company entered into new credit facilities with M&T consisting of a $20,000 revolving credit facility (“Revolver”) expiring in February 2010 and a $3,000 term loan (“Term Loan”) expiring in February 2012. In July 2007, the Company amended the M&T Credit Agreement to increase its Term Loan to $5,000 in the First Amendment to the M&T Credit Agreement. These credit facilities carried an interest rate of LIBOR plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver is limited based upon ratios of accounts receivable and unbilled revenue. The M&T Revolver and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The balance at March 31, 2008 was $7,965 for the Revolver and $4,033 for the Term Loan. The M&T Revolver and Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. The Company was not in compliance with the covenants at December 31, 2007 and obtained a waiver from M&T after paying a waiver fee of $100. The Company was not in compliance with the financial and reporting covenants at March 31, 2008. The Company did not receive a waiver for such non-compliance from M&T as of May 20, 2008. Non-compliance with such financial covenants would constitute an event of default under the M&T Credit Agreement. Unless waived, such non-compliance would permit M&T to exercise its remedies under the Credit Agreement, including declaring all amounts owing under the credit agreement to be immediately due and payable. (See also Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement, dated as of March 21, 2008, among ClearPoint, the M&T Lenders and M&T. Pursuant to the Second Amendment, the Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the Revolving Credit Commitments was gradually reduced from $20,000 to

$15,000 at March 21, 2008 and $4,000 at June 30, 2008; (ii) the Applicable Margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any Revolving Credit Loan that is a Eurodollar Loan and a Base Rate Loan, respectively, and (b) 4.5% and 2.25% for any Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the Applicable Commitment Fee Percentage, which is included in the calculations of Commitment Fees payable by ClearPoint on the amount of the Unused Revolving Credit Commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of Total Debt or Senior Debt, as applicable, to Modified EBITDA were amended to lower the ratios as of September 30, 2008.

On May 9, 2008, the Company received a letter (the “Letter”) from M&T indicating, among other matters, that the principal amount of revolving credit loans outstanding under the Credit Agreement shall be limited to a maximum amount of $7.3 million for the period ended May 16, 2008. The Company is in the process of discussing the Letter with M&T and establishing credit limits for future periods.

The Company was not in compliance with the financial and reporting covenants for the fiscal quarter ended March 31, 2008 contained in the credit agreement with M&T. (See Note 11 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q)

On February 23, 2007, the Company acquired certain assets and liabilities of ASG (see Note 3 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The purchase price of $24,400 consisted of cash of $19,000, a note of $2,500 at an interest rate of 7%, shares of the Company’s common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ASG’s stockholders may also receive up to two additional $1,000 payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at March 31, 2008 was $2,023 and was not repaid due to the pending litigation with TSIL (See Note 20 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

On December 31, 2007, CPR entered into the MVI Purchase Agreement effective as of December 31, 2007 with CPR’s wholly owned subsidiary, MVI and TradeShow. Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,206. In addition, CPR will earn a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month. As of March 31, 2008, TradeShow did not pay to CPR the commissions required under the MVI Purchase Agreement.

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc. for $233 in cash and a note payable of $450 due December 31, 2007. The note payable, due to former shareholders of StaffBridge, bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the note payable was amended to extend the maturity date to June 30, 2008. In addition, the amount of the note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock of the Company. The balance of this note payable at March 31, 2008 was $487. As of March 31, 2008, the Company has not paid any monthly interest installments pursuant to the amended StaffBridge note. The failure to pay such interest installments would permit noteholders to declare all amounts owing under the note due and payable.

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

On February 7, 2008, CPR entered into the HRO Purchase Agreement effective as of February 7, 2008, with CPR’s wholly owned subsidiary, HRO, and AMS. Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month. As of March 31, 2008, AMS did not pay to CPR the earnout payments required under the HRO Purchase Agreement.

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

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, the Company entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25 per month for twelve (12) months. In return, Mr. Ferguson agreed to assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities.

On April 8, 2008, the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Select, where CPR will receive annually the first 10% of all gross billings of the subcontracted contracts up to $36,000 of gross billings ($3,600 per year to CPR) and whereby Select’s licensed use of CPR’s iLabor network in exchange for a $1,200 payment ($900 on April 8, 2008 and $300 on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee has yet to be determined.

Promissory Notes

On March 1, 2005, CPR entered into a note payable of $1,290 to Blue Lake which was due March 31, 2008. Interest of 6% per annum was payable quarterly. This note has been guaranteed by Michael Traina, Chairman and Chief Executive Officer of ClearPoint and Christopher Ferguson, a former director and the former President and Secretary of ClearPoint, and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under the Blue Lake Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake. Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (the “Amended Blue Lake Note”), with a principal amount of $1,290, which is due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008, which was made, and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the amended and restated Blue Lake Note. The balance of this Blue Lake note payable at March 31, 2008 was $1,290.

On March 1, 2005, ClearPoint issued a 9% Amended and Restated Note for $250 due February 28, 2008 and a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Optos Capital, LLC, a Pennsylvania limited liability company which is wholly-owned by Christopher Ferguson, a former director and the former President and Secretary of ClearPoint. These notes were repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. Partnership, a New Jersey partnership of which Christopher Ferguson, the Company’s former director, President and Secretary, owns a twenty five percent (25%) ownership interest. The balance of this note payable at March 31, 2008 was $300 (“$300 Note”). On March 1, 2005, ClearPoint issued a 12% Note in the original principal amount of $100 due March 31, 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, the Chairman and Chief Executive Officer of ClearPoint. This note was repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued 12% Amended and Restated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to the spouse of a director of ClearPoint. The balance of these notes payable at March 31, 2008 was $250 (“$250 Notes”).

Effective March 31, 2008, the Company amended and restated the $300 Note and the $250 Notes, and extended their maturity dates under the following agreements: (i) the Amended Sub Note, dated March 31, 2008 and issued by CPR to each Sub Noteholder; and (ii) the Sub Note Warrant to purchase 15,000 shares of ClearPoint’s common stock issued to each Sub Noteholder for every $100 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note is due and payable on March 31, 2009, provided that CPR has the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder upon an event of default the note and accrued interest are immediately due and payable. In consideration of each Sub Noteholder agreeing to extend the maturity date of their Sub Note, ClearPoint issued the Sub Note Warrant to the Sub Noteholders to purchase, in the aggregate, 82,500 Sub Note Warrant Shares as described below. The Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55, the closing price per share of common stock on March 31, 2008. CPR has the right in its sole discretion, to extend the maturity date of the Amended Sub Note to March 31, 2010, in connection with the second extension to March 31, 2010 the Sub Noteholders will have the right to receive additional Sub Note Warrants to purchase, in the aggregate, additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55. The initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800, with $400 to each of Michael Traina, the Company’s and CPR’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the Company’s and CPR’s former director, President and Secretary, in consideration for loans totaling $800 made to CPR. Pursuant to a voting agreement, each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of issued and outstanding shares of the Company’s common stock. The terms of the Promissory Notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each Promissory Note is $400, they bear interest at the rate of 6% per annum, which will be paid quarterly, and they are due on February 22, 2009. The Promissory Notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement.

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

Cash Flows

Net cash provided by (used in) operating activities was $5,747 and $(10,642) for the three months ended March 31, 2008 and 2007, respectively. The primary effect in the three months ended March 31, 2008 that resulted in $5,747 of net cash provided by was due to: a book net loss of $31,698; non cash items of: a deferred tax expense of $5,007 as of January 1, 2008 due to a full valuation allowance against the deferred tax assets, depreciation and amortization expense of $1,144, an impairment of goodwill of $16,822, a provision for doubtful accounts of $222, a provision for doubtful accounts of $1,639 relating to franchisees and a loss on the sale of ClearPoint HRO, LLC of $1,894, interest expense on warrant liability of $50 and stock based compensation of $15; and cash items of: a decrease in accounts receivable of $11,142 due to the franchising of the Company’s branches and the related decrease in revenue, a decrease in unbilled revenue of $1,877, an increase in prepaid expenses and other current assets of $555, an increase in other assets of $9, an increase in accounts payable of $95, a decrease in accrued expenses and other accrued liabilities of $1,604, a decrease in accrued payroll and related taxes of $1,792 and an increase in accrued restructuring costs of $1,498.

The primary effect in the three months ended March 31, 2007 that resulted in $(10,642) of net cash used was due to: a book net loss of $4,247; non cash items of: a deferred tax benefit of $546, depreciation and amortization expense of $1,139 largely due to the acquisition of contract rights, an increase in the provision for doubtful accounts of $48, and non-cash stock based compensation of $891; and cash items of: an increase in accounts receivable of $9,716 due the acquisition of ASG and the related increase in revenue, an increase in unbilled revenue of $16, an increase in prepaid expenses and other current assets of $2,613, an increase in other assets of $444, an increase in accounts payable of $160, an increase in accrued expenses and other accrued liabilities of $3,102, and an increase in accrued payroll and related taxes of $1,600.

Net cash (used in) investing activities was $(643) and $(19,192) for the three months ended March 31, 2008 and 2007, respectively. The primary uses of cash for investing activities for the three months ended March 31, 2008 was for the purchase of equipment, furniture and fixtures for $643. The primary uses of cash for investing activities for the three months ended March 31, 2007 were the purchase of equipment, furniture and fixtures of $192 and the cash portion paid for the acquisition of certain assets of ASG for $19,000.

Net cash provided by (used in) financing activities was $(7,098) and $29,491 for the three months ended March 31, 2008 and 2007, respectively. The primary activities in the three months ended March 31, 2008 that resulted in net cash used in of $7,098 were net repayments to M&T on the revolving credit facility of $6,848 and repayments to M&T on the term loan of $250.

The primary financing activities in the three months ended March 31, 2007 were the net proceeds from issuance of common stock in connection with the Merger with Terra Nova of $27,258, repayment of borrowings and fees from Bridge for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $15,143 and the borrowing from the M&T term loan of $3,000.

Warrants

In connection with the $10,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. The Company has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150, “Accounting for Certain Financial

Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”). The warrants were initially valued at $396 by an independent valuation company. This initial value was recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $0 and $132 (the balance of the debt discount) was recorded by the Company as interest expense for the three months ended March 31, 2008 and 2007 respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. The warrant holders were paid $3,292 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

As a result of the Merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007. These warrants were no longer outstanding on March 31, 2008.

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

In connection with the amendment and restatement of certain promissory notes on March 31, 2008, ClearPoint issued to the respective noteholders warrants to purchase an aggregate of 82,500 shares of ClearPoint common stock. (See Note 12 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Contractual Obligations

A summary of ClearPoint’s contractual obligations as of March 31, 2008 is as follows:

	Total	Less than 1 year	1 - 3 years	3 – 5 years	Over 5 years
$ (000’s
Revolving credit facility	$7,965	$7,965	$—	$—	$—
Long-term debt	5,323	4,783	540	—	—
Notes payable	3,060	2,510	550	—	—
Operating leases	296	116	180	—	—
Retirement benefits	338	58	160	120	—
Restructuring costs	$2,522	1,872	650	—	—

	$19,504	$17,304	$2,080	$120	$—

Debt: As discussed under Liquidity and Capital Resources, ClearPoint has entered into various debt agreements with M&T, Blue Lake Rancheria and various stockholders with varying expiration dates in the years ending December 31, 2008 through December 31, 2012. ClearPoint has entered into a debt agreement with unrelated individuals in connection with the acquisition of

StaffBridge, Inc. which was subsequently amended and is due June 30, 2008. ClearPoint has entered into a debt agreement with the former owners of ASG in connection with the acquisition of ASG, expiring October 23, 2008. The Company was not in compliance with the financial covenants of the M&T Credit Agreement at March 31, 2008 and has not received a waiver of the violations from M&T as of May 20, 2008. (See also Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Operating Leases: ClearPoint leases offices and equipment under operating leases that expire over the next one to five years.

Retirement Benefits: Upon its acquisition of Quantum, ClearPoint assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death. On the date of acquisition of Quantum on July 29, 2005, ClearPoint recorded a liability based upon the expected remaining life of the former owner, and made payments of $19 for the three months ended March 31, 2008 and $19 for the three months ended March 31, 2007.

Restructuring Costs: Effective June 29, 2007 and March 12, 2008, the Company’s management approved restructuring programs of its field and administrative offices. These expenses include severance related benefits and early termination of office space leases. (See also Note 10 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.)

Contingencies and Litigation

On September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, LLC (“ALS”), Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of the Company.

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

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS has filed its Answer to the Company’s Crossclaim, denying all claims, and has filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008, requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I – Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008).

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

On or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, ClearPoint Business Resources, Inc. and Mercer Ventures, Inc., alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date). Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleges that these transfers were made to or for the benefit of the defendants as creditors of the Debtors and that the transfers were made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers were made. Plaintiff also alleges that the transfers were made while the Debtors were insolvent. Plaintiff makes similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claims that the defendants owe plaintiff at least $506, as well as other damages and relief requested in the complaint.

The Company is named as a defendant in the APX Litigation because it acquired certain assets from ALS and its wholly owned subsidiaries, which referred to themselves collectively as Advantage Services Group, in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that the Company consummated the asset acquisition with ALS. Agreements related to the acquisition of ALS’ assets contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any. The Company has not recorded any liability relating to the APX Litigation because the Company is currently assessing its liability and it is too early in the proceedings to make any such conclusions.

On April 25, 2008, Alliance Consulting Group Associates, Inc. (“Alliance”) filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleges that ClearPoint has failed to pay approximately $600.

The principal risks that ClearPoint insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, ClearPoint records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

Generally, the Company is engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The Company is currently assessing the potential impact that adoption of this statement would have on its consolidated financial statements, if any.

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

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, “an amendment of ARB 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All figures are shown in thousands (000s) of dollars unless otherwise noted.

ClearPoint’s major financial market exposure is to changing interest rates. While certain portions of ClearPoint’s debt are at a fixed percentage interest rates, ClearPoint’s borrowings under its facilities with M&T vary based on changes in interest rates. At March 31, 2008, ClearPoint has total debt outstanding on these facilities of approximately $11,999. Changes in the LIBOR rate would have an impact on ClearPoint’s cash flows, and earnings for the three months ended March 31, 2008. For example, a 0.25% increase in the base rates would increase ClearPoint’s monthly interest expenses and negatively impact earnings and cash flows by approximately $3.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company also engaged external advisors with expertise in assisting companies document, assess and recommend improvements to management’s internal control environment to assist management in its assessment. Based on management’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2008, such controls and procedures were ineffective.

In making this evaluation, management considered, among other matters, the material weaknesses in the Company’s internal control over financial reporting that have been identified in “Management’s Report on Internal Control Over Financial Reporting” included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and listed below.

Changes in Internal Control over Financial Reporting

The following material weaknesses in the Company’s internal control over financial reporting were reported in the 2007 Annual Report on Form 10-K filed with the SEC on April 15, 2008:

•	The Company did not maintain an effective control environment due to the lack of documented, formal policies and procedures;

•	The Company did not maintain effective controls over Accounts Payable, Accounts Receivable and Payroll Processing;

•	The Company did not maintain effective internal controls over the financial closing and reporting process; and

•	The Company did not maintain effective controls over its information technology systems.

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

Each of the material weaknesses described above could result in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

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

Furthermore, certain of these remediation efforts, primarily associated with the information technology infrastructure and related controls, will require significant ongoing effort and investment. Management, with the oversight of the audit committee and internal audit staff, will continue to identify and take steps to remedy known material weaknesses as expeditiously as possible and enhance the overall design and capability of the control environment. The Company intends to further expand its accounting policy and controls capabilities by providing additional resources where deemed necessary and to enhance training of existing staff in such matters. Management believes that the foregoing actions will improve the Company’s internal control over financial reporting, as well as its disclosure controls and procedures. (See “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q regarding remedial policies and procedures).

During the period covered by this Quarterly Report on Form 10-Q, the Company has begun to take the steps necessary to remediate the foregoing material weaknesses and made the following changes to its internal control over financial reporting:

•	implemented controls to address the segregation of duties relating to the processing and posting of cash receipts; and

•	commenced a review by the Company’s internal audit staff of new accounting processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ended March 31, 2008, and there were no additional changes, other than those noted above, in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

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

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS filed its Answer to the Company’s Crossclaim, denying all claims, and filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008, requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I – Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008).

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

On or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, ClearPoint Business Resources, Inc. and Mercer Ventures, Inc., alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date). Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleges that these transfers were made to or for the benefit of the defendants as creditors of the Debtors and that the transfers were made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers were made. Plaintiff also alleges that the transfers were made while the Debtors were insolvent. Plaintiff makes similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claims that the defendants owe plaintiff at least $505,546.54, as well as other damages and relief requested in the complaint.

The Company is named as a defendant in the APX Litigation because it acquired certain assets from ALS and its wholly owned subsidiaries, which referred to themselves collectively as Advantage Services Group, in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that the Company consummated the asset acquisition with ALS. Agreements related to the acquisition of ALS’ assets contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any. The Company has not recorded any liability relating to the APX Litigation because the Company is currently assessing its liability and it is too early in the proceedings to make any such conclusions.

On April 25, 2008, Alliance Consulting Group Associates, Inc. (“Alliance”) filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleges that ClearPoint has failed to pay approximately $600,000.

The principal risks that ClearPoint insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, ClearPoint records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

Generally, the Company is engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company. The following risk factors should be read in conjunction with the risk factors included in our Annual Report on Form 10-K filed with the SEC on April 15, 2008. The risks described in such Form 10-K are not the only risks facing ClearPoint. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

This Quarterly Report on Form 10-Q includes a going concern note to our condensed consolidated financial statements for the quarter ended March 31, 2008 which may make capital raising more difficult for us and may require us to scale back or cease operations.

At March 31, 2008, we had an accumulated deficit of $47.4 million and working capital deficiency of $15.9 million. For the three months ended March 31, 2008, we incurred a net loss of $31.7 million. Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, we included “Note 1 – Going Concern” to our condensed consolidated financial statements for the quarter ended March 31, 2008, which states that there is substantial doubt about our ability to continue as a going concern.

If we are unable to obtain additional funding, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. In addition, the going concern note may cause concern to one or more of our constituencies of debt holders, clients, vendors, or trade creditors. If any debt holder’s, client’s or trade creditor’s concern results in adverse changes in their respective business relations with us, these changes may materially adversely affect our cash flows and results of operations.

We may be unable to obtain adequate financing or renegotiate our existing debt obligations to implement our business plan, which will have a material adverse impact on our liquidity and ability to continue operations.

The going concern note to our condensed consolidated financial statements for the quarter ended March 31, 2008 indicates an absence of obvious or reasonably assured sources of future funding necessary to maintain our ongoing operations. There is no assurance that our capital raising efforts will be able to attract the additional capital or other funds we need to sustain our operations. The going concern note may make it more difficult for us to raise capital or renegotiate the terms of our existing debt obligations. If adequate funds are not available, or are not available on acceptable terms, we may not be able to implement our business plan or repay our existing debt obligations. The failure to obtain capital on acceptable terms will also have a material adverse effect on our liquidity and ability to continue operations.

If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources. At March 31, 2008, we had cash and cash equivalents of $0 and $26.3 million of total liabilities. Our ability to borrow under the revolving credit facility has been compromised due to our non-compliance with certain financial and reporting covenants under the M&T Credit Agreement. Such non-compliance would constitute an event of default under the M&T Credit Agreement and would permit the lenders to exercise their remedies under the M&T Credit Agreement, including declaring all amounts owing under the revolving credit facility and the term loan, which constituted approximately $12.0 million at March 31, 2008, to be immediately due and payable. In addition, at March 31, 2008, we had $3.8 million of debt obligations which will become due at various dates during 2008. At March 31, 2008, we were in arrears of $26,234, in the aggregate, on the payments of interest on $1,036,690 of such debt obligations, which would also permit the applicable noteholders to declare all amounts owing under their respective notes to be immediately due and payable. We currently do not have the resources to satisfy these obligations. If we are unable to repay our debt obligations when due, we may seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

If the remedial policies and procedures we are in the process of implementing are insufficient to address the identified material weaknesses in our internal control over financial reporting, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on that assessment, our management determined that our internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and identified certain material weaknesses in our internal control over financial reporting. Although we have started undertaking steps to address these material weaknesses, the remediation process was not completed as of March 31, 2008 and there is no assurance that such steps are sufficient to remedy the identified material weaknesses. If our remedial policies and procedures are insufficient to address the identified material weaknesses, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements.

We may be unable to fully realize revenues and adequately reduce our exposure to legacy workers compensation claims as expected pursuant to certain transactions we entered into in connection with our transition to a new business model. Failure to realize such revenues and reduce such exposure would result in a material adverse effect on our liquidity, financial condition and results of operations.

We expect to derive a portion of our revenues from the commission or earnout payments required to be made by the parties that acquired MVI and HRO, our former wholly-owned subsidiaries, as applicable, as well as from certain payments from our former franchisees. As of May 20, 2008, we did not receive all such payments. In addition, we expect that the transfer of workers compensation policies in connection with the HRO Purchase Agreement would reduce our exposure to legacy workers compensation claims resulting from our previous staffing agency operations. Failure to receive these expected payments and to adequately reduce our exposure to legacy workers compensation claims would result in a material adverse effect on our liquidity, financial condition and results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 31, 2007, the note payable to former shareholders of StaffBridge, Inc. for purchase of the common stock of StaffBridge, Inc., dated August 14, 2006, was amended from an original maturity date of December 31, 2007 to a new maturity date of June 30, 2008 (the “Amended StaffBridge Note”). In addition, the amount of the note was increased to $486,690 for accrued interest and the interest rate was increased to eight percent from six percent per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee in the amount of $19,467, which equaled four percent of the principal amount, in the form of 9,496 shares of common stock of the Company.

The Company offered and sold the 9,496 shares of common stock in reliance on the exemption from the registration requirements of Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act, based upon a determination that the shares are being issued to sophisticated investors who could fend for themselves and who had access to, and were provided with, certain information that would otherwise be contained, or incorporated by reference, in a registration statement and there was no general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

As of March 31, 2008, the Company was not in compliance with certain covenants under the M&T Credit Agreement. As of May 20, 2008, the Company did not receive a waiver for such non-compliance. Such non-compliance would constitute an event of default under the M&T Credit Agreement. As of March 31, 2008, approximately $12.0 million was outstanding, in the aggregate, under the M&T Revolver and Term Loan. We are in the process of discussing such non-compliance with M&T.

As of March 31, 2008, the Company did not make interest payments at the interest rate of 8% per annum on the note payable to former shareholders of StaffBridge, Inc., in the principal amount of $486,690. As of March 31, 2008, the amounts in arrears totaled $9,734. While the Company has not received a notice or declaration of default from the note holders, pursuant to the terms of the note, the nonpayment of interest constitutes an event of default under the note. The outstanding unpaid principal balance and accrued interest as of March 31, 2008 was $496,424.

As of March 31, 2008, the Company did not make interest payments at the interest rate of 12% per annum on certain notes with the aggregate outstanding principal amount of $550,000, and amounts in arrears totaled $16,500 in the aggregate. While the Company has not received a notice or declaration of default from the note holders, pursuant to the terms of the notes, the nonpayment of interest constitutes an event of default under the notes. The outstanding unpaid principal balance and accrued interest as of March 31, 2008 was $566,500 in the aggregate.

See Notes 11, 12 and 13 to the Company’s Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for additional information regarding the foregoing debt obligations.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Material Impairments:

Goodwill Impairment:

On May 20, 2008, the Company’s Board of Directors concluded that the goodwill which resulted from the acquisition of certain assets and liabilities of ALS, LLC and its subsidiaries (“ALS”) was impaired under Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”. The provisions of SFAS 142 require an entity to annually test for goodwill impairment, or more frequently if evidence of possible impairment arises. The Company performed its latest annual impairment test as of December 31, 2007.

Due to changes in circumstances, the Company evaluated its goodwill in connection with the preparation of its’ interim financial statements as of March 31, 2008. The Company had sold the rights to the revenues from ALS in two transactions consummated in February, 2008. Both transactions were structured so that the Company would receive either a percentage of revenue collections or a percentage of earnings before interest, taxes, depreciation and amortization. The Company also entered into several licensing agreements which provide royalties and profit sharing on the former operation of ALS ( See Notes 4 and 19 to the Notes to the Condensed Consolidated Financial Statements contained in Part 1 Item 1). During the quarter ended March 31, 2008, the Company decreased its estimated future revenues forecasts from these transactions and licensing agreements, which were factors considered in the goodwill impairment test conducted at December 31, 2007. In addition, the Company has not been able to fully realize the economic benefits of its overall change in business model as of March 31, 2008. As a result of these circumstances, the Company determined that its goodwill had been impaired as of March 31, 2008 and recorded a non-cash impairment charge of $16,821,586 during the quarter.

Fixed Asset Impairment:

In connection with the termination of franchise agreements in February 2008 and March 2008, on May 16, 2008, the Company’s management determined and recorded an impairment charge of $1,022,210 related to equipment, furniture and fixtures which will no longer be utilized. (See Note 6 to the Notes to the Condensed Consolidated Financial Statements contained in Part 1 Item 1)

Costs Associated with Exit or Disposal Activities

On March 12, 2008, the Company’s management approved a restructuring program accounted for under SFAS 146 “Accounting for Costs Associated with Exit or Disposal Activities”. The Company recognized restructuring costs of $2,100,422 in the quarter ended March 31, 2008, which included $496,784 of employee severance benefits and $1,603,638 of contractual lease termination costs for the Company’s Florida office and other remaining branch offices. (See Note 10 to the Notes to the Condensed Consolidated Financial Statements contained in Part 1 Item 1)

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Warrant issued to Alyson P. Drew, dated March 31, 2008.

4.2	Warrant issued to B&N Associates, LLC, dated March 31, 2008.

4.3	Warrant issued to Fergco Bros Partnership, dated March 31, 2008.

4.4	Warrant issued to Matthew Kingfield, dated March 31, 2008.

10.1	Purchase Agreement by and among ClearPoint Resources, Inc., ClearPoint HRO, LLC and AMS Outsourcing, Inc., effective as of February 7, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 13, 2008).

Exhibit No.	Description

10.2	6% Promissory Note due 2009 issued to Chris Ferguson, dated February 22, 2008.

10.3	6% Promissory Note due 2009 issued to Michael Traina, dated February 22, 2008.

10.4	Asset Purchase Agreement by and between ClearPoint Resources, Inc. and StaffChex, Inc., dated as of February 28, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 5, 2008).

10.5	Licensing Agreement by and between ClearPoint Resources, Inc., ClearPoint Workforce, LLC and Optos Capital, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K filed March 5, 2008).

10.6	Termination Agreement by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.3 to Form 8-K filed March 5, 2008).

10.7	Assignment and Assumption Agreement and Bill of Sale by and between by Optos Capital, LLC and ClearPoint Resources, Inc., dated February 28, 2008.

10.8*	Separation of Employment Agreement and General Release between Christopher Ferguson and ClearPoint Business Resources, Inc., dated February 28, 2008.

10.9	Termination Agreement by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC, dated March 5, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 11, 2008).

10.10	Second Amendment to Credit Agreement among ClearPoint Business Resources, Inc., several banks and other financial institutions parties to the Credit Agreement and Manufacturers and Traders Trust Company, dated as of March 21, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 28, 2008).

10.11	12% Second Amended and Restated Promissory Note due 2009 issued to Alyson P. Drew, dated March 31, 2008.

10.12	12% Second Amended and Restated Promissory Note due 2009 issued to B&N Associates, LLC, dated March 31, 2008.

10.13	12% Second Amended and Restated Promissory Note due 2009 issued to Fergco Bros Partnership, dated March 31, 2008.

10.14	12% Second Amended and Restated Promissory Note due 2009 issued to Matthew Kingfield, dated March 31, 2008.

10.15	Agreement by and between ClearPoint Resources, Inc. and Blue Lake Rancheria dated March 31, 2008.

10.16	Termination Agreement by and between ClearPoint Resources, Inc. and Optos Capital, LLC, dated April 8, 2008.

10.17**	License Agreement by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc., dated April 8, 2008

Exhibit No.	Description

10.18	Temporary Help Services Subcontract by and between ClearPoint Resources, Inc. and Koosharem Corp., d/b/a Select Staffing, dated April 8, 2008.

10.19	10% Amended and Restated Promissory Note issued to Blue Lake Rancheria, dated April 14, 2008.

10.20	Escrow Agreement by and among ClearPoint Business Resources, Inc., ClearPoint Resources, Inc., Blue Lake Rancheria and Archer & Archer, P.C., dated April 14, 2008.

10.21	Waiver among ClearPoint Business Resources, Inc., the several banks and other financial institutions parties to the Credit Agreement dated as of February 23, 2007 (collectively, the “Lenders”) and Manufacturers and Traders Trust Company, as Administrative Agent for the Lenders, dated April 14, 2008.

10.22	Consulting Agreement by and between ClearPoint Resources, Inc. and Chris Ferguson, dated April 18, 2008.

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 18 to the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

Date: May 20, 2008	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date: May 20, 2008	By:	/s/ Kurt A. Braun
Kurt A. Braun
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Warrant issued to Alyson P. Drew, dated March 31, 2008.

4.2	Warrant issued to B&N Associates, LLC, dated March 31, 2008.

4.3	Warrant issued to Fergco Bros Partnership, dated March 31, 2008.

4.4	Warrant issued to Matthew Kingfield, dated March 31, 2008.

10.1	Purchase Agreement by and among ClearPoint Resources, Inc., ClearPoint HRO, LLC and AMS Outsourcing, Inc., effective as of February 7, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 13, 2008).

10.2	6% Promissory Note due 2009 issued to Chris Ferguson, dated February 22, 2008.

10.3	6% Promissory Note due 2009 issued to Michael Traina, dated February 22, 2008.

10.4	Asset Purchase Agreement by and between ClearPoint Resources, Inc. and StaffChex, Inc., dated as of February 28, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 5, 2008).

10.5	Licensing Agreement by and between ClearPoint Resources, Inc., ClearPoint Workforce, LLC and Optos Capital, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K filed March 5, 2008).

10.6	Termination Agreement by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.3 to Form 8-K filed March 5, 2008).

10.7	Assignment and Assumption Agreement and Bill of Sale by and between by Optos Capital, LLC and ClearPoint Resources, Inc., dated February 28, 2008.

10.8*	Separation of Employment Agreement and General Release between Christopher Ferguson and ClearPoint Business Resources, Inc., dated February 28, 2008.

10.9	Termination Agreement by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC, dated March 5, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 11, 2008).

10.10	Second Amendment to Credit Agreement among ClearPoint Business Resources, Inc., several banks and other financial institutions parties to the Credit Agreement and Manufacturers and Traders Trust Company, dated as of March 21, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 28, 2008).

10.11	12% Second Amended and Restated Promissory Note due 2009 issued to Alyson P. Drew, dated March 31, 2008.

Exhibit No.	Description

10.12	12% Second Amended and Restated Promissory Note due 2009 issued to B&N Associates, LLC, dated March 31, 2008.

10.13	12% Second Amended and Restated Promissory Note due 2009 issued to Fergco Bros Partnership, dated March 31, 2008.

10.14	12% Second Amended and Restated Promissory Note due 2009 issued to Matthew Kingfield, dated March 31, 2008.

10.15	Agreement by and between ClearPoint Resources, Inc. and Blue Lake Rancheria dated March 31, 2008.

10.16	Termination Agreement by and between ClearPoint Resources, Inc. and Optos Capital, LLC, dated April 8, 2008.

10.17**	License Agreement by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc., dated April 8, 2008

10.18	Temporary Help Services Subcontract by and between ClearPoint Resources, Inc. and Koosharem Corp., d/b/a Select Staffing, dated April 8, 2008.

10.19	10% Amended and Restated Promissory Note issued to Blue Lake Rancheria, dated April 14, 2008.

10.20	Escrow Agreement by and among ClearPoint Business Resources, Inc., ClearPoint Resources, Inc., Blue Lake Rancheria and Archer & Archer, P.C., dated April 14, 2008.

10.21	Waiver among ClearPoint Business Resources, Inc., the several banks and other financial institutions parties to the Credit Agreement dated as of February 23, 2007 (collectively, the “Lenders”) and Manufacturers and Traders Trust Company, as Administrative Agent for the Lenders, dated April 14, 2008.

10.22	Consulting Agreement by and between ClearPoint Resources, Inc. and Chris Ferguson, dated April 18, 2008.

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 18 to the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.