Form 10-Q
period 2008-06-30
Clearpoint Business Resources, Inc
filed 2008-08-14
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Class	Outstanding at August 13, 2008
Common Stock	13,568,412

CLEARPOINT BUSINESS RESOURCES, INC.

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

- ASSETS -

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$5,833,095	$1,993,641
Accounts receivable, net of allowance for doubtful accounts of $5,789,937 and $3,178,891 at June 30, 2008 and December 31, 2007, respectively	1,697,577	17,370,806
Unbilled revenue	162,649	2,164,332
Prepaid expenses and other current assets	749,182	3,245,757
Refundable federal income tax	1,050,000	1,050,000
Deferred tax asset	—	1,631,318

TOTAL CURRENT ASSETS	9,492,503	27,455,854
EQUIPMENT, FURNITURE AND FIXTURES, net	1,552,870	2,162,260
INTANGIBLE ASSETS, net	158,333	183,333
GOODWILL	—	16,821,586
DEFERRED TAX ASSET	—	3,375,862
DEFERRED FINANCING COSTS	670,555	102,198
OTHER ASSETS	92,622	5,175,519

TOTAL ASSETS	$11,966,883	$55,276,612

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) -

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$4,572,822	$2,880,523
Accrued expenses and other current liabilities	3,871,173	5,460,301
Accrued payroll and related taxes	301,615	6,819,496
Current portion of revolving credit facility	—	10,812,981
Current portion of long-term debt	6,014,739	1,600,000
Current portion of notes payable other	486,690	2,509,681
Current portion of deferred revenue	240,000	—
Current portion of accrued restructuring costs	1,425,409	821,178
Current portion of notes payable noteholders	204,449	—

TOTAL CURRENT LIABILITIES	17,116,897	30,904,160

REVOLVING CREDIT FACILITY, net of current	530,000	4,000,000
LONG-TERM DEBT, net of discounts	9,400,341	3,973,333
NOTES PAYABLE – OTHER	2,155,652	—
WARRANT LIABILITY	1,247,246	—
DEFERRED REVENUE, net of current	600,000	—
ACCRUED RESTRUCTURING COSTS, net of current	529,168	203,424
NOTES PAYABLE-NOTEHOLDERS	550,000	550,000

TOTAL LIABILITIES	32,129,304	39,630,917
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized, issued and outstanding 13,568,412 at June 30,2008 and 13,208,916 December 31, 2007.)	1,357	1,321
Additional paid in capital	32,182,831	31,349,176
Accumulated deficit	(52,346,609)	(15,704,802)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(20,162,421)	15,645,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$11,966,883	$55,276,612

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

- CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS -

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30
	2008	2007	2008	2007
REVENUES	$3,291,462	$54,393,938	$27,510,890	$87,243,072
COST OF SERVICES	2,909,919	46,524,565	25,653,640	73,466,799

GROSS PROFIT	381,543	7,869,373	1,857,250	13,776,273

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,391,612	8,086,079	11,949,610	15,190,856
RESTRUCTURING EXPENSE	—	2,852,000	2,100,422	2,852,000
DEPRECIATION AND AMORTIZATION EXPENSE	163,078	1,387,188	284,696	2,525,923
IMPAIRMENT OF GOODWILL	—	—	16,821,586	—
FIXED ASSETS IMPAIRMENT	—	—	1,022,210	—

(LOSS) FROM OPERATIONS	(6,173,147)	(4,455,894)	(30,321,274)	(6,792,506)

OTHER INCOME (EXPENSE)
Other income	260,238	527,732	299,315	654,385
Interest (expense)	(357,897)	(536,571)	(906,116)	(1,097,813)
Gain on restructuring of debt	686,797	—	686,797	—
Other income (expense)	39,795	(438,526)	(99,129)	(438,526)
Gain (loss) on sale of subsidiary	600,000	—	(1,294,220)	—
Prepayment penalty on early retirement of debt	—	—	—	(1,949,928)

TOTAL OTHER INCOME (EXPENSE)	1,228,933	(447,365)	(1,313,353)	(2,831,882)

(LOSS ) BEFORE INCOME TAX EXPENSE (BENEFIT)	(4,944,214)	(4,903,259)	(31,634,627)	(9,624,388)
TAX EXPENSE (BENEFIT)	—	(2,918,123)	5,007,180	(3,392,739)

NET (LOSS)	$(4,944,214)	$(1,985,136)	$(36,641,807)	$(6,231,649)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.37)	$(0.15)	$(2.69)	$(0.54)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	13,425,051	13,208,916	13,631,689	11,521,554

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED

- STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) -

(UNAUDITED)

	Common Stock
	Shares	Amount	Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2007	13,208,916	$1,321	$31,349,176	$(15,704,802)	$15,645,695
Issuance of stock	359,496	36	120,934	—	120,970
Issuance of warrants	—	—	691,616	—	691,616
Stock based compensation	—	—	21,105	—	21,105
Net loss	—	—	—	(36,641,807)	(36,641,807)

Balance as of June 30, 2008	13,568,412	1,357	$32,182,831	$(52,346,609)	$(20,162,421)

See notes to condensed interim consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(36,641,807)	$(6,231,649)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	5,007,180	(3,464,384)
Depreciation and amortization	1,306,906	2,525,923
Impairment of goodwill	16,821,586	—
Provision for doubtful accounts	2,611,046	143,206
Provision for (reduction in) franchise receivables	1,638,879	—
Loss on sale of subsidiary	1,294,220	—
Issuance of warrants - Sub-debt shareholders	57,619	—
Issuance of warrants – M&T restructure cost	1,247,246	—
Stock based compensation	21,102	890,745
Debt forgiven on restructuring of M&T loans	(2,113,726)	—
Issuance of stock	120,970	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	13,062,183	(12,283,538)
(Increase) decrease in unbilled revenue	2,001,683	627,284
(Increase) decrease in prepaid expenses and other current assets	(424,434)	(2,969,185)
(Increase) decrease in other assets	(8,963)	(1,242,772)
Increase (decrease) in accounts payable	1,692,299	753,438
Increase (decrease) in accrued expense and other accrued liabilities	(815,310)	3,544,245
Increase (decrease) in accrued payroll and related taxes	(2,679,269)	6,306,520
Increase (decrease) in deferred revenue	840,000	—
Increase in accrued restructuring costs	929,975	2,852,000
(Decrease) in retirement benefits due	—	(6,438)

Total adjustments to net (loss)	42,611,192	(2,322,956)

Net cash provided by (used in) operating activities	5,969,385	(8,554,605)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(547,790)	(461,446)
Acquisition of business (net of cash acquired)	—	(19,000,000)

Net cash (used in) investing activities	(547,790)	(19,461,446)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	—	27,257,529
(Repayments) of long term debt – Bridge	—	(12,465,255)
Proceeds from issuance of ComVest debt	8,000,000	—
Borrowings on revolving credit facility - ComVest	530,000	—
Proceeds from long-term debt – M&T, current portion	—	3,000,000
(Repayments) of long-term debt – M&T	(576,336)	(150,000)
Net borrowings (repayments), Blue Lake debt	(300,000)	—
Net borrowings (repayments) on revolving credit facility, M&T Bank	(8,747,172)	17,768,310
Net borrowings (repayments) on notes payable to noteholders	204,449	(10,000)
Principal (repayments) on notes payable other	—	(118,214)
Retirement of warranty liability	—	(3,291,775)
Conversion of shares voted against Merger	—	(11,076)
Fees incurred in refinancing	(693,082)	(141,505)

Net cash provided by (used in) financing activities	(1,582,141)	31,838,014

Net increase in cash and cash equivalents	3,839,454	3,821,963
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,993,641	499,654

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,833,095	$4,321,617

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the six months ended June 30,
	2008	2007
	(Unaudited)	(Unaudited)
Cash paid during the year for:
Interest	$598,524	$481,617
Income taxes	$15,430	$202,835

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

Non cash transactions:

ComVest Warrants issued and amortizable Original Issue Discount	$634,000
ComVest financing and amortizable Original Issue Discount	$1,000,000
ALS accrued interest converted to note payable (See Note 12)	$132,661

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

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing. At June 30, 2008, the Company had an accumulated deficit of $52,346,609 and working capital deficiency of $7,624,394. For the six months ended June 30, 2008, the Company incurred a net loss of $36,641,807. Although the Company restructured its debt and obtained new financing in the second quarter of 2008, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months. In order to meet its future cash and liquidity needs, the Company may be required to raise additional financing. There is no assurance that the Company will be successful in obtaining additional financing. If the Company does not generate sufficient cash from operations or raise additional financing, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

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

ClearPoint provides comprehensive workforce management technology solutions throughout the United States, including its iLabor technology platform, vendor management services (“VMS”) and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. Beginning in March 2008, the Company now derives its revenues predominantly from fees related to its iLabor technology as well as from royalty and license fees related to contracts entered into under the previous business model which are no longer serviced by the Company. Strategically, all core operations, are centralized at its offices in Chalfont, Pennsylvania.

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

Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge, (see Note 11 – Long Term Debt), of $12.45 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay the redemption of warrants related to its credit facility with Bridge in the amount of $3.29 million and (iv) to partially fund the acquisition of ALS, LLC (see Note 4 – Business and Asset Acquisitions and Dispositions), and certain other related transaction costs.

The Merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this Merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the Merger was treated as the equivalent of ClearPoint issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the Merger and related recapitalization.

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

(c) Revenue Recognition:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. The Company has transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open internet portal based iLabor network, as well as its closed client embedded Vendor Managed Services (“VMS”) system.

We evaluated the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining that it was appropriate to record the revenue from our iLabor technology platform on a net basis after deducting costs related to suppliers for sourcing labor, which represent the direct costs of the contingent labor supplied, for our clients. Generally, the Company is not the primarily obligated party in iLabor transactions and the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Prior to January 1, 2008, the Company’s only major source of revenue was the temporary placement of workers which was recognized when earned and realizable and therefore when the following criteria had been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. As a result of changes in the Company’s business model in 2008 (see Note 18 of the Notes to the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10–Q), the Company recognizes revenue from four major sources:

•

For the three and six months ended June 30, 2007 and the three months ended March 31, 2008, the Company recorded revenue from its temporary staffing operations, permanent placement fees, and temp-to-hire fees by formerly Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes were recorded in the period in which the services were performed. Temp-to-hire fees were generally recorded when the temporary employee was hired directly by the customer. ClearPoint reserved for billing adjustments, principally related to overbillings and client disputes, made after year end that related to services performed during the fiscal year. The reserve was estimated based on historical adjustment data as percent of sales. Permanent placement fees were recorded when the candidate commenced full-time employment and, if necessary, sales allowances were established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which was typically 30-60 days;

•

During the second quarter ended June 30, 2008, the Company transitioned almost entirely from the temporary staffing provider model to its iLabor technology platform. Under this new model, the Company records revenue on net fee basis after deducting costs paid to suppliers for sourcing labor for our clients. The Company acts as a broker for its clients and the Company’s temporary staffing suppliers. Revenue from the Company’s iLabor network where it electronically procures and consolidates buying of temporary staffing for clients is recognized on a net basis;

•

The Company also records royalty and license revenues when earned based upon the terms of the royalty and license agreements with Staffchex and Select, as defined below, (see Note 4 to Consolidated Interim Financial Statements);

•	VMS revenue consists of management fees, which are recognized on the net method, and are recorded as revenue as the temporary staffing service is rendered to the client.

(d) Earnings (Loss) Per Share:

Basic earnings per share is calculated by dividing net income (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing income (loss) available to common stockholders by the weighted average number of common shares outstanding for the period adjusted for the three and six months ended to reflect potentially dilutive securities.

In accordance with SFAS No. 128, “Earnings Per Share,” stock options and warrants outstanding for the three and six month periods ended June 30, 2008 and 2007 to purchase 13,080,600 shares and 11,685,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share as they were anti-dilutive.

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

NOTE 4 — BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS AND LICENSING AGREEMENTS:

On February 28, 2008, ClearPoint entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex, Inc. (“StaffChex”), a privately owned company. Under the StaffChex Purchase Agreement, StaffChex acquired all of the rights to customer accounts, as defined in the StaffChex Purchase Agreement, which had no book value, related to the temporary staffing services serviced by (i) KOR pursuant to the Franchise Agreement – Management Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. The prior agreements with StaffChex Servicing and KOR were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations. In consideration for the customer accounts acquired from ClearPoint, StaffChex issued to ClearPoint 15,444 shares of common stock of StaffChex that ClearPoint recorded at $0, and is obligated to issue up to 23,166 shares of StaffChex’ common stock, subject to the earnout provisions set forth in the StaffChex Purchase Agreement. In addition, ClearPoint entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to ClearPoint 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services. On March 5, 2008, ClearPoint completed the disposition and transfer of all of the customer accounts. No conditions remain outstanding as relates to the completion of this transaction.

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

The Company recorded a loss of $1,294,220 on the transaction as follows:

Assets sold:
Prepaid expenses	$153,861
Certificate of deposit	900,000
Other current assets	1,128,271
Other assets	5,091,858

7,273,990
Liabilities assumed
Accrued payroll and related taxes	(3,838,611)
Letter of credit – Workers compensation insurance policy	(1,500,000)
Accrued expenses and other liabilities	(641,159)

(5,979,770)

Loss on sale	$(1,294,220)

Subsequent to the original estimated loss of $1,894,220 recorded on the sale of HRO, CPR recorded a $600,000 reversal of the originally estimated loss in the second quarter of 2008 in conjunction with the refinancing of M&T debt reducing the certificate of deposit sold.

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

The following unaudited pro forma information presents a summary of condensed consolidated financial results for the six months ended June 30, 2007 of the operations of the Company and ASG as if the acquisition had occurred on January 1, 2007, the beginning of the earliest period presented. The unaudited pro forma amounts below reflect interest on the debt incurred as a result of the acquisition of ASG, with interest calculated at the Company’s borrowing rate under its credit facilities. The unaudited pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

Three and Six Months Ended June 30, 2007
(unaudited)
Revenue	$99,699,524

Net (loss)	$(6,478,242)

(Loss) per weighted average basic and diluted common share	$(0.56)

On April 8, 2008, the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Select Staffing (“Select”), where CPR is entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of CPR’s iLabor network in exchange for a $1.2 million payment ($900,000 paid on April 8, 2008 and $300,000 payable on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. As of June 30, 2008, the net termination fee was estimated at $500,000 and was accrued in selling, general and administrative expenses. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.

NOTE 5 - PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Prepaid insurance	$316,200	$1,752,711
Security deposit – workers’ compensation policy	—	1,128,271
Other current assets	432,982	364,775

	$749,182	$3,245,757

NOTE 6 - EQUIPMENT, FURNITURE AND FIXTURES:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Furniture and fixtures	$29,150	$691,519
Computer software and equipment	1,716,892	1,172,705
Capital assets in process	—	897,060
Leasehold improvements	9,201	183,648

	1,755,243	2,944,932
Less, accumulated depreciation	(202,373)	(782,672)

Equipment, furniture and fixtures, net	$1,552,870	$2,162,260

Depreciation expense for the six months ended June 30, 2008 and 2007 was $148,237 and $193,788 respectively. Depreciation expense for the three months ended June 30, 2008 and 2007 was $134,971 and $113,416, respectively. In March 2008, the Company recorded a fixed asset impairment charge of $1,022,210 as a result of the termination of franchise agreements described in Note 18– Significant Transactions. The Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7 - INTANGIBLE ASSETS:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(91,667)	(66,667)

Intangibles, net	$158,333	$183,333

The covenant not to compete is being amortized over its five (5) year life. Amortization expense of intangible assets for the six months ended June 30, 2008 and 2007 was $25,000 for both periods respectively. Amortization expense of intangible assets for the three months ended June 30, 2008 and 2007 was $12,500 for both periods respectively. Historically, the Company had contract rights that were amortized over their estimated asset lives of two (2) to three (3) years. The Company determined that an impairment in Contract Rights existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 which was included in amortization expense for the year ended December 31, 2007 and no longer carries contracts rights on its balance sheet.

NOTE 8 - OTHER ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Refundable insurance premium	$—	$4,351,242
Security deposits and other assets	92,622	824,277

	$92,622	$5,175,519

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Other accrued expenses	$2,326,387	$1,120,380
Insurance premiums payable	733,417	2,276,872
Letter of credit – workers’ compensation policy	—	1,500,000
Customer deposits	—	79,699
Due to franchisees	811,369	—
Income taxes payable	—	145,300

	$3,871,173	$5,122,251

NOTE 10 - ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. These expenses were present valued and accrued and will be paid out over a three year period. During the six months ended June 30, 2008, the Company paid out $500,844 related to the 2007 restructuring reserve.

Effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company recorded $496,784 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the six months ended June 30, 2008, the Company paid out $669,603 related to the 2008 restructuring reserve. The Company calculated the restructuring costs as follows:

2007 Restructuring Reserve (unaudited)	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at December 31, 2007	$702,863	$321,739	$1,024,602
Payments	(402,294)	(98,550)	(500,844)
Reductions in costs previously accrued	—	—	—

Total accrued restructuring costs at June 30, 2008	300,569	223,189	523,758
Less: current portion	(300,569)	(161,303)	(461,872)

Total accrued restructuring costs – long-term	$—	$61,886	$61,886

2008 Restructuring Reserve (unaudited)	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$496,784	$1,603,638	$2,100,422
Payments	(188,407)	(481,196)	(669,603)
Reductions in costs previously accrued	—	—	—

Total accrued restructuring costs at June 30, 2008	308,377	1,122,442	1,430,819
Less: current portion	(308,377)	(655,160)	(963,537)

Total accrued restructuring costs – long-term	$—	$467,282	$467,282

NOTE 11 – LONG TERM DEBT AND REVOLVING CREDIT FACILITY:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Note payable to ComVest due December 31, 2010. Principal and interest payments payable monthly bearing interest of 10% per annum	$9,000,000	$—
Original Issue Discount on note payable to and warrant issued ComVest	(1,634,000)	—
M&T Loan	7,059,080	4,283,333
Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company.	990,000	1,290,000

Total long-term debt	15,415,080	5,573,333
Less: current portion	(6,014,739)	(1,600,000)

Total long-term debt	$9,400,341	$3,973,333

Revolving Credit and Term Loan Agreement with ComVest

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”). Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million is treated as an original issue discount, and the Company received $8 million in respect of the Term Loan. The Company also issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per warrant. This warrant was valued at $634,000 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt. The maximum amount that may be outstanding under the Revolver is initially $3 million (the “Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the Revolver Maximum will be reduced by an amount equal to 5.5% of the Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the Revolver exceed the Revolver Maximum, the Company must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the Revolver Maximum. The Company may borrow under the Revolver from time to time, up to the then applicable Revolver Maximum. The amounts due under the Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At June 30, 2008, the interest rate on the $530,000 outstanding under the Revolver was 7.25%. The Term Loan bears interest at a rate of 10% per annum. The Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the Loan Agreement. Amounts due under the Loans are payable monthly, beginning July 1, 2008. The outstanding principal amount of the Term Loan is payable as follows: $150,000 on July 1, 2008 and subsequent payments are to be in an amount equal to the greater of (i) $200,000 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450,000 or certain license fees, royalties, use fees and/or other such payments collected by the Company during the preceding month less (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 will be in an amount equal to the entire remaining principal balance, if any, of the Term Loan.

The Loans mature on December 31, 2010 subject to certain prepayment requirements related to the Term Loan. The Loan Agreement provides that, subject to certain exceptions, the Company must prepay the Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of the Company, change of control of the Company or the sale of all or a material portion of the Company’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of the Company. As provided by the Loan Agreement and the Loans, ComVest may collect amounts due under the Loans from a “lockbox” account of the Company and/or charge the Revolver for such amounts. The outstanding borrowings under the Loan Agreement are secured by all the assets of the Company.

Beginning with fiscal quarter ending December 31, 2009, the Company must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009.

The Company paid to ComVest non-refundable closing fees in the amount of $530,000, charged to the Revolver, simultaneously with funding of the amounts payable to the Company under the Loan Agreement. In addition, the Company must pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the Revolver during the preceding calendar month, up to $4,500 per month.

The Company utilized the proceeds of the Loans to repay approximately $1,050,000 pursuant to the M&T Restructure Agreement, as defined below, owed to Manufacturers and Traders Trust Company, a creditor of the Company (“M&T”) and approximately $530,000 in closing costs and expenses.

Loan Modification and Restructure Agreement

The Company entered into a credit agreement, dated as of February 23, 2007, as amended (the “M&T Credit Agreement”), with M&T and the several banks and other financial institutions from time to time parties thereto for a revolving credit facility and a term loan. On May 21, 2008, the Company defaulted on its obligations under the Credit Agreement (the “M&T Obligations”) as a result of its failure to comply with financial covenants contained in the M&T Credit Agreement, including obligations to maintain certain leverage and fixed charge coverage ratios. As a consequence of the default, M&T declared all outstanding M&T Obligations to be immediately due and payable and demanded the immediate payment of such amounts, which constituted approximately $11 million.

In connection with the Loan Agreement described above, the Company and M&T entered into a Loan Modification and Restructure Agreement dated June 20, 2008 (the “M&T Restructure Agreement”) pursuant to which the parties agreed to: (i) consolidate the M&T Revolving Credit Loan of $7,065,809 and the M&T Term Loan of $3,866,667 (the “M&T Obligations”), (ii) reduce the carrying amount of the consolidated obligations from $10,932,476 to $8,600,000, net of cash payments made during the negotiations, (iii) subordinate the M&T Obligations to the ComVest Obligations and (iv) permit the Company to repay the M&T Obligations on a deferred term basis. The M&T Restructure Agreement provides that on the earlier of the first day of the calendar month following the Company’s full satisfaction of the ComVest Obligations or January 1, 2011 (the “Obligations Amortization Date”), the Company shall repay a total of $3 million in principal amount (the “M&T Deferred Obligations”) to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and Spring Back Events. In the event of a sale of substantially all of the Company’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, the Company must prepay the M&T Deferred Obligations by an amount equal to 25% of such proceeds as are payable to ComVest under such circumstances.

The Company issued to M&T 1,500,000 warrants to purchase its common stock of which 1,200,000 warrants have an exercise price of $0.01 and 300,000 warrants have an exercise price of $1.00. In accordance with SFAS 150, the fair value of the warrants has been classified as a liability since M&T has the right to put the warrants back to the company in exchange for a cash settlement of $1.00 per share. At June 30, 2008, the balance sheet included a warrant of $1,247,246 related to the fair value of warrants issued to M&T in connection with the restructuring agreement (See Note 14).

The Company accounted for the M&T Restructure Agreement pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which required the Company to reduce the carrying amount of the old debt (M&T Obligations of $10,932,476 by the minimum cash value of the put option of the warrants issued ($1,200,000), determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T Loan Modification of $8,600,000 and future interest payment of $218,750 (SFAS No. 15 also requires that the new debt be recorded as the total of future cash payments)), and if so, record a gain on the excess of the carrying of the remaining debt over the future cash payments of the new debt, reduced by the unamortized deferred financed cost and current refinancing cost of $226,929. As a result of the application of SFAS No. 15, the Company recorded a gain of $686,797, which is reflected in the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2008.

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’, accounts receivable in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008. In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the Deferred Obligations. Excesses of such amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

M&T issued (i) a certain certificate of deposit to the Company in the amount of $1.5 million (the “COD”) and (ii) a certain standby letter of credit for the account of the Company in favor of Ace Risk Management (the “Ace Letter of Credit”). M&T liquidated and applied the proceeds $600,000 of the COD to the M&T Obligations. To the extent M&T is required to make payments under the Ace Letter of Credit in excess of $900,000 at any time, such excess shall be added to the M&T Deferred Obligations. Excesses of such amount paid will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness; and causing the Company’s stockholders to approve, on or prior to September 18, 2008, the issuance of M&T Warrants and shares of Common Stock issuable upon exercise of the M&T Warrants, however such approval is not required in the event its Common Stock ceases to be listed on The Nasdaq Stock Market LLC (“Nasdaq”).

The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note as defined below. For each $50,000 paid on account of the Blue Lake Note, Mr. Traina and Christopher Ferguson, a majority stockholder of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

Under the M&T restructuring agreement, M&T agreed to accept a reduction in the carrying amount of its debt from approximately $11.0 million to $8.6 million (net of additional cash payments made during negotiations) and to reduce the interest rate to 5% on the new balance. In exchange for the reduction in debt principal, M&T received 1,5 million warrants. In accordance with SFAS 150, the fair value of the warrants has been classified as a liability since M&T has the right to potentially put the warrants back to the Company in exchange for a cash settlement. At June 30, 2008, the balance sheet included a warrant liability of $1,247,246 related to the fair value of warrants issued to M&T in connection with the restructuring agreement (See Note 14). The gain on restructuring of debt of $686,797 recorded in the current period reflects the reduction in principal carrying balance offset by the fair value of the warrants and other direct costs.

Note Payable to Blue Lake Rancheria

On March 1, 2005, CPR issued a Promissory Note (“Blue Lake Note”) to Blue Lake Rancheria, a fully recognized Indian tribe (“Blue Lake”), for $1,290,000 in principal amount guaranteed by Michael Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under the Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory

Note (“Amended Blue Lake Note”) with a principal amount of $1,290,000, which is due and payable as follows: (i) $200,000 was paid on April 8, 2008, (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008, and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000, plus accrued interest. The interest rate in the Amended Blue Lake Note was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note.

Other

Amortization of deferred financing costs for the six months ended June 30, 2008 and 2007 was $23,584 and $415,817 respectively. Amortization of deferred financing costs for the three months ended June 30, 2008 and 2007 was $11,792 and $15,724. The balance of the deferred financing costs related to the M&T financing, $78,614, was offset against the gain on the restructuring of debt.

On February 28, 2005, CPR and certain of its subsidiaries entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”). The revolving loan and term loan from Bridge were completely paid off on February 12, 2007 from the proceeds received as a result of the Merger. This resulted in a pre-payment penalty of $1,949,928 which was expensed in the three months ended March 31, 2007. In addition, the unamortized deferred finance costs related to the Bridge debt amounted to $370,712 at the time of pre-payment. This amount was expensed as part of the amortization of deferred financing costs in the six months ended June 30, 2007.

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

NOTE 12 – NOTES PAYABLE:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
NOTES PAYABLE-NOTEHOLDERS
Notes payable to various noteholders due March 31, 2010. The notes have an interest rate of 12%	$550,000	$550,000
Bridge notes	204,449	—

Total notes payable-noteholders	$754,449	$550,000

On March 1, 2005, CPR issued the Amended and Restated Notes (collectively, the “Sub Notes” and each Amended and Restate Note, a “Sub Note”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. Partnership (collectively, the “Sub Noteholders,” and individually, a “Sub Noteholder”), for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. Partnership is controlled by Christopher Ferguson, a majority shareholder and the former director, President and Secretary of ClearPoint and CPR. Effective March 31, 2008, the Company amended and restated Sub Notes (“Amended Sub Notes”), and extended their maturity dates to March 31, 2009 and issued to each Sub Noteholder; the Sub Note Warrant to purchase 15,000 shares of ClearPoint’s common stock for every $100,000 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note is due and payable on March 31, 2009, provided that the Company has the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. The Company’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to ClearPoint by the Sub Noteholder. Upon an event of default, the Amended Sub Note and accrued interest are immediately due and payable. In consideration of each Sub Noteholder agreeing to extend the maturity date of their Sub Note, ClearPoint issued the Sub Note Warrant to the Sub Noteholders to purchase, in the aggregate, 82,500 Sub Note Warrant Shares as described below. The Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55, the closing price per share of common stock on March 31, 2008. The warrants have been valued at $50,000 and have been charged to interest expense. ClearPoint has the right, in its sole discretion, to extend the maturity date of the Amended Sub Note to March 31, 2010. In connection with the second extension to March 31, 2010, the Sub Noteholders will have the right to receive additional Sub Note Warrants to purchase, in the aggregate, additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55. The initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split. As of June 30, 2008, the Company did not make interest payments and has not received a notice or declaration of default from the Sub Noteholders.

On June 20, 2008, CPR exercised its right to extend the maturity date of the Sub Notes to March 31, 2010 and, in connection with such extension, issued a notice dated June 25, 2008 (the “Sub Noteholder Notices”) to each Sub Noteholder. The Sub Noteholder Notices notify the Sub Noteholders that the Company is extending the maturity date of the Sub Notes in connection with its transaction with ComVest, as described above.

In connection with the Sub Noteholder Notices, each Sub Noteholder received an Additional Sub Warrant. The Sub Noteholders received the Additional Sub Warrants to purchase the following Sub Warrant Shares: B&N Associates, LLC and Ms. Drew each received the Additional Sub Warrant to purchase 15,000 Sub Warrant Shares; Fergco Bros Partnership received the Additional Sub Warrant to purchase 45,000 Sub Warrant Shares; and Mr. Kingfield received the Additional Sub Warrant to purchase 7,500 Sub Warrant Shares. The Additional Sub Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011 at an exercise price of $1.55. The exercise price and the number of Sub Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

In connection with the Loan Agreement described above, ComVest entered into a Subordination Agreement dated June 20, 2008 (the “Noteholder Subordination Agreement”) with each of the Sub Noteholders and CPR. Pursuant to the Noteholder Subordination Agreement, the Sub Noteholders agreed to subordinate the Company’s obligations to them under the Sub Notes to the ComVest Obligations. So long as no event of default under the Loan Agreement has occurred, the Company may continue to make scheduled payments of principal and accrued interest when due in accordance with the Sub Notes. In the case of an event of default under the Loan Agreement, the Company may not pay and the Sub Noteholders may not seek payment on the Sub Notes until the ComVest Obligations have been satisfied in full. The Subordination Agreements also set forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors. The Noteholder Subordination Agreement and the ComVest-M&T Agreement described above also set forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors.

Bridge Notes

On June 12, 2008, the Company issued notes (the “Original Bridge Notes”) to each of Messrs. Traina, Drew and TerraNova Partners, L.P. (“TerraNova” and, together with Messrs. Traina and Drew, the “Bridge Lenders”) in the principal amount of $104,449, $50,000 and $100,000, respectively. Mr. Drew is a member of the Company’s Board and TerraNova, a majority stockholder of the Company, is 100% beneficially owned by Mr. Kololian, the Company’s lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company.

In addition, on June 26, 2008, the Company issued amended and restated Original Bridge Loans (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company shall have the right to repay the Amended Bridge Notes in shares of Common Stock at a price equal to the closing price of the Common Stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Original Bridge Note. The Company’s Board of Directors ha s approved the payment of the Amended bridge Notes in share sof common stock.

On June 25, 2008 Mr. Drew’s Amended Bridge Note was repaid in full and Mr. Traina was repaid $5,000. in connection with his Amended Bridge Note. The balance of Mr. Traina’s Amended Bridge Note was repaid in July 16, 2008.

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

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
NOTES PAYABLE – OTHER
Notes payable – ALS, LLC	$2,155,652	$2,022,991
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 and due and payable June 30, 2008. Interest is calculated at 8% per annum	486,690	486,690

	2,642,342	2,509,681
Less: current portion	(486,690)	(2,509,681)

Total notes payable – long-term	$2,155,652	$—

Pursuant to the $150,000 payment made on July 2, 2008 the due date of the Note was extended to December 31, 2008.

Notes Payable – ALS, LLC

In connection with the transaction with ComVest described above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS and its subsidiaries whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008 as defined below; (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,155,562 (remaining principal balance of $2,022,900 plus accrued interest of $132,662) bearing interest at a rate of 5% per annum (a reduction from 7%) payable in 24 equal monthly installments, commencing January 2014, payable as permitted pursuant to the ALS Subordination Letter; (iii) that the Company would issue 350,000 shares of Common Stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition concurrently with the execution of the ALS Agreement; (iv) that ALS may defend and indemnify the Company in connection with the TSIL Litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation. Upon issuance of the ALS Shares, the Company will have no future obligation to issue any additional shares of Common Stock to ALS.

The transaction did not classify as a restructuring of debt. The Company valued the ALS shares at their fair market value as of the date of issuance of $101,500 and recorded that amount as an expense during the three months ended June 30, 2008.

Subordination Letter

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments under the ALS-M&T Agreement, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.

Notes Payable - StaffBridge

On December 31, 2007, the note payable to former shareholders of StaffBridge, Inc. for purchase of the common stock of StaffBridge, Inc. (“Staffbridge Note”) dated August 14, 2006 was amended from an original maturity date of December 31, 2007 to a new maturity date of June 30, 2008. In addition, the amount of the Staffbridge Note was increased to $486,690 for accrued interest and the interest rate was increased to eight percent from six percent per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee in the amount of $19,467, which equaled four percent of the principal amount in the form of 9,496 shares of common stock of the Company. This fee was charged to interest expense.

In addition, in connection with the financing transaction with ComVest, on June 30, 2008, the former shareholders of StaffBridge, Inc. (the “StaffBridge Shareholders”), creditors of the Company, executed a certain Debt Extension Agreement (the “Debt Extension Agreement”) and entered into a Subordination Agreement (the “Subordination Agreement”) with ComVest and CPR.

Pursuant to the Debt Extension Agreement, the StaffBridge Shareholders agreed that, in connection with the receipt from the Company of $150,000 payable for work performed by TSP 2, Inc., an entity controlled by certain StaffBridge Shareholders and a contractor for the Company (“TSP”), the StaffBridge Note was amended, effective June 30, 2008, to extend the maturity date to December 31, 2008 and to reduce the outstanding principal amount to approximately $336,690. Upon the Company’s payment of an additional $150,000 and any additional amounts then outstanding for work performed by TSP, the StaffBridge Shareholders agreed to amend the StaffBridge Note to further extend the maturity date to June 30, 2009.

Pursuant to the Subordination Agreement, the StaffBridge Shareholders agreed to subordinate the Company’s obligations to them under the StaffBridge Note to the ComVest Obligations. So long as no event of default under the Loan Agreement with ComVest has occurred, the Company may continue to make scheduled payments of principal and accrued interest when due in accordance with the StaffBridge Note. In the case of an event of default under the Loan Agreement, the Company may not pay and the StaffBridge Shareholders may not seek payment on the StaffBridge Note until the ComVest Obligations have been satisfied in full. The Subordination Agreement also sets forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors.

NOTE 13 – STOCK-BASED COMPENSATION:

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

Stock options granted under the Company’s 2006 Long-Term Incentive Plan (“LTI Plan”), which was approved by the stockholders on February 12, 2007, may expire up to ten years after the date of grant or earlier at the determination of the Board of Directors. Under the LTI Plan, the Company reserved 2,750,000 shares of stock in accordance with the plan’s terms. The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of the grant. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant. As of June 30, 2008, 517,800 options were outstanding to key employees and directors of the Company which vest over 1.69 years and have an intrinsic value of $0.

The Company’s results of operations for the six months ended June 30, 2008, included share-based employee compensation totaling $12,556. Such amount was included in the Statements of Operations in selling, general and administrative expenses. As of June 30, 2008, there was $65,748 of unrecognized compensation cost related to all unvested stock options. The fair value of these options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

Six months ended June 30, 2008
Volatility	22.6%
Expected term in years	10 years
Risk-free interest rate	4.36%
Expected dividend yield	0%

The following information relates to the stock option activity under the LTI Plan for the six months ended June 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2008	816,000	$5.68	3.39 years
Granted	—	—	—
Exercised	—	—	—
Cancelled	(298,200)	—	—

Outstanding and exercisable at June 30, 2008	517,800	$5.57	2.91 years

The aggregate intrinsic value for the options in the table above was zero at June 30, 2008 based on the closing common share price of $0.48 as at June 30, 2008. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the fair market value of the Company’s common stock.

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

The Company amended and restated the Sub Notes. In connection with the amendment and restatement of the Sub Notes on March 31, 2008, ClearPoint issued to the respective Sub Noteholders Sub-Note warrants to purchase an aggregate of 165,000 shares of ClearPoint common stock. (See Note 12 – Notes Payable).

Warrants Issued to ComVest and M&T

ComVest Warrant

In connection with the transaction with ComVest described above, the Company issued to ComVest a Warrant dated June 20, 2008 (the “ComVest Warrant”) to purchase, in the aggregate, 2,210,825 shares (the “ComVest Warrant Shares”) of the Company’s common stock, $.0001 par value per share (“Common Stock”), for an exercise price of $.01 per share (the “ComVest Exercise Price”). Of such shares, (i) 1,800,000 ComVest Warrant Shares are immediately exercisable and (ii) 410,825 ComVest Warrant Shares are exercisable only upon approval by the Company’s stockholders of the ComVest Warrant (“ComVest Warrant Approval”) or when the ComVest Warrant Approval is no longer required. ComVest Warrant Approval is not required in the event that the Common Stock ceases to be listed on Nasdaq. Under the Loan Agreement, in the event the stockholders of the Company do not approve the ComVest Warrant on or prior to September 18, 2008, provided such ComVest Warrant Approval is still required, the Company must pay ComVest, within 30 days upon request, a cash fee equal to the closing price per share of the Common Stock less the ComVest Exercise Price with respect to the portion of the ComVest Warrant not exercisable multiplied by each share not exercisable as a result of the failure of the stockholders to approve the ComVest Warrant. The ComVest Warrant is exercisable until June 30, 2014. The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the Common Stock; merger, consolidation or share exchange; and certain issuances of Common Stock. The ComVest Warrant may be exercised via a “cashless exercise.”

M&T Warrants

In connection with the M&T Restructure Agreement described above, the Company issued to M&T: (i) a warrant dated June 20, 2008 to purchase 1,200,000 shares of Common Stock for an exercise price of $.01 per share (the “M&T $.01 Warrant”) and (ii) a warrant dated June 20, 2008 to purchase 300,000 shares of Common Stock for an exercise price of $1.00 per share (the “M&T $1.00 Warrant” and together with the M&T $.01 Warrant, the “M&T Warrants”). Of the 1,200,000 shares of Common Stock exercisable pursuant to the M&T $.01 Warrant, 720,000 shares are immediately exercisable and the remaining 480,000 are exercisable only upon approval of the M&T Warrants by shareholders of the Company (“M&T Warrant Approval”) or when M&T Warrant Approval is no longer required. Of the 300,000 shares of Common Stock exercisable pursuant to the M&T $1.00 Warrant, 180,000 shares are immediately exercisable and the remaining 120,000 shares are exercisable only upon M&T Warrant Approval or when M&T Warrant Approval is no longer required (collectively, the “M&T Warrant Shares”). Provided the M&T Warrant Approval is required, in the event the Company (i) fails to hold a shareholders meeting on or prior to September 18, 2008 for purposes of obtaining M&T Warrant Approval or (ii) the shareholders of the Company fail adopt the M&T Warrant Approval at such meeting, then the Company must pay M&T, within three days upon written demand, a cash amount upon exercise of the M&T Warrant equal to (a) the amount by which the then current market price of the Common Stock exceeds the applicable exercise price of the M&T Warrant multiplied by (b) the number of shares of Common Stock subject to the exercise of the M&T Warrant.

The M&T Warrants are exercisable until June 20, 2012 and may be exercised by reducing the cash amount of the Deferred Obligations pursuant to the M&T Restructure Agreement. The M&T Warrants also contain provisions related to the adjustment of the respective exercise prices and number of shares issuable upon exercise of the M&T Warrants and a provision allowing for “cashless exercise.” In addition, the M&T Warrants, and all Common Stock issued or issuable thereunder, may be redeemed at a redemption price per share of $1.00, in whole or in part, at the option of M&T at any time after June 20, 2011 and prior to the expiration date of June 20, 2012. If the Company fails to redeem and/or pay the redemption price for the shares of Common Stock requested for redemption by M&T, interest on the unpaid amount shall accrue at 12% per annum until paid in full.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement dated June 20, 2008 (the “Registration Rights Agreement”) for the benefit of ComVest and M&T (collectively, the “Investors”). The Company agreed to: (i) prepare and file with the SEC a registration statement (the “Registration Statement”) covering the resale of the ComVest Warrant Shares and the M&T Warrant Shares (the “Registrable Shares”), no later than September 18, 2008 and (ii) use its best efforts to cause the Registration Statement to be declared effective by the SEC as promptly as possible after filing and keep such Registration Statement effective for the period set forth in the Registration Rights Agreement. In the event the Company fails to (i) use its best efforts to cause the Registration Statement to be declared effective after September 18, 2008, or (ii) comply with certain other requirements under the Registration Rights Agreement for specified periods of time, it must pay to the Investors fees for such failure, up to $750,000 in the aggregate. Subject to certain conditions, the Investors also have certain “piggy-back” registration rights in the event the Company proposes a registration of shares of Common Stock at a time when the Registration Statement for the Registrable Shares is not effective.

The warrant liability represents our only assets or liabilities that are measured at fair value on a recurring basis and is categorized using the fair value hierarchy. Under FAS 157, the fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. The value of the warrant liability was calculated using the Black-Scholes pricing model and thus classified as using level 3 inputs.

NOTE 15 - COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases offices and equipment under operating leases that expire over one to three years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of June 30, 2008 were as follows:

Remainder of fiscal 2008	$85,503
Fiscal 2009	167,858
Fiscal 2010	38,220

Total	$291,581

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).

NOTE 16 – INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. In the first quarter of fiscal 2008, the deferred tax asset balance was offset by $5,007,180 valuation allowance. In addition, the Company established a 100% valuation allowance against the income tax benefit resulting from operations during the six months ended June 30, 2008. The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax assets, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

NOTE 17 - EARNINGS PER SHARE CALCULATION:

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(36,641,807)	$(6,231,649)

Denominator
Basic and diluted weighted average shares	13,631,689	11,521,554
Basic and diluted earnings per share	$(2.69)	$(0.54)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(4,944,214)	$(1,985,136)

Denominator
Basic and diluted weighted average shares	13,425,051	13,208,916
Basic and diluted earnings per share	$(0.37)	$(0.15)

In accordance with SFAS No. 128, “Earnings Per Share,” stock options and warrants outstanding at June 30, 2008 and 2007 to purchase 13,080,600 shares and 11,280,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share as they were anti-dilutive.

In connection with the amendment and restatement of certain promissory notes on March 31, 2008 and June 20, 2008, ClearPoint issued to the respective noteholders warrants to purchase an aggregate of 165,000 shares of ClearPoint common stock (see Note 12 – Notes Payable).

NOTE 18 - MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with the Chief Executive Officer (“CEO”) of the Company, whereby the Company agreed to pay the CEO $25,000 per month, plus benefits, with the term of the agreement being 3 years. At June 30, 2008, the CEO and the former President (as noted below) each beneficially owned, as per a voting agreement, a majority of the outstanding common stock of the Company.

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007 (the “Employment Agreement”), the Employment Agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to be a designee under the Voting Agreement and not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities. As of June 30, 2008, the Company has paid Mr. Ferguson approximately $57,000 pursuant to his consulting agreement.

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company has agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or PTO hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with the Company’s 2006 Long Term Incentive Plan. AS of June 30, 2008, the Company paid Mr. Braun approximately $2,884 pursuant to the Braun Separation Agreement.

On June 20, 2008, Mr. Phillips and the Company entered into an Employment Agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Phillips’ current base salary is $175,000 per year, which may be increased in accordance with the Company’s normal compensation review practices. Mr. Phillips is also entitled to participate in any benefit plan of the Company currently available to executive officers to the extent he is eligible under the provisions thereof, and the Company will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family. Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by the Company’s Chief Executive Officer, the Board and the Compensation Committee of the Board. Upon approval by the Board, Mr. Phillips will be granted stock options to purchase 50,000 shares of Common Stock.

NOTE 19 – LITIGATION:

Westaff, Inc.

In February of 2007, the Company entered into a three party settlement agreement between ClearPoint, Westaff, Inc (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266,000 to Westaff, plus legal fees of $56,000, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322,000 in the six months ended June 30, 2007.

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

Temporary Services Insurance Ltd.

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

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS has filed its Answer to the Company’s Crossclaim, denying all claims, and has filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note (the “Note”) arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008 (the “Order”), requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about June 19, 2008, in connection with ALS’ agreement to subordinate the Note to ComVest and M&T Bank, ALS and its subsidiaries as well as certain other individuals (collectively, the “ALS Parties”) entered into a letter agreement with the Company (the “Letter Agreement”). In the Letter Agreement, the ALS Parties and the Company agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify the Company in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for the Company’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300,000;

•

That the ALS Parties and the Company shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, the Company shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and Note; and

•

The Company agreed not to assert its right to set off from the Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against the Company in the TSIL Litigation, or the amount of TSIL’s claims against the Company are liquidated by settlement or otherwise.

James W. Brown et al.

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

The Brown Litigation is currently in the discovery phase.

APX Holdings, LLC

On or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee (“Trustee”) for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, the Company and Mercer Ventures, Inc., alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date). Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleges that these transfers were made to or for the benefit of the defendants as creditors of the Debtors and that the transfers were made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers were made. Plaintiff also alleges that the transfers were made while the Debtors were insolvent. Plaintiff makes similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claims that the defendants owe plaintiff at least $505,546.54, plus interest and costs and such other relief deemed proper by the court.

The Company is named as a defendant in the APX Litigation because it acquired certain assets from ALS and its wholly owned subsidiaries, which referred to themselves collectively as Advantage Services Group, in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that the Company consummated the asset acquisition with ALS.

On June 27, 2008, the Trustee filed a Stipulation dismissing the Company and Mercer Ventures, Inc. from the APX Litigation.

Alliance Consulting Group Associates, Inc.

On April 25, 2008, Alliance Consulting Group Associates, Inc. (“Alliance”) filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleges that CPR has failed to pay approximately $600,000. Alliance seeks damages in the amount of approximately $600,000, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.

CPR filed an Answer and Counterclaim on June 16, 2008. In its counterclaim, CPR alleged in a breach of contract claim that Alliance failed to deliver a product in working condition and that CPR had to expend certain monies to fix those problems. On or about July 2, 2008, Alliance answered CPR’s counterclaim denying the allegations.

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ASG”) and ClearPoint Advantage, LLC (“CP Advantage”). Sunz claims to have provided workers compensation insurance to ASG and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ASG and CP Advantage owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.

CPR filed a Motion to Dismiss on August 4, 2008, alleging that Sunz failed to attach to the complaint all documents necessary to calculate the amount of the premiums due under the policy.

Select Staffing

On July 29, 2008, Koosharem Corporation (“Koosharem”) and Real Time Staffing Services, Inc. doing business as Select Staffing (“Real Time” and together with Koosharem, “Select”), filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company and on August 1, 2008, Select filed an amended complaint. In the amended complaint, Select alleges that the Company entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through the Company to its customers. Select claims that the Company currently owes it $1,033,210 for services performed. Select seeks, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000,000 as well as court costs and other just and proper relief.

The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, the Company records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

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

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of ClearPoint Business Resources, Inc. together with its consolidated subsidiaries (“ClearPoint” or the “Company”). The information contained in Item 2 has been derived from, and should be read in conjunction with, the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K/A filed on April 29, 2008 with the SEC.

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties discussed in “Risk Factors” included in the reports filed by the Company with the SEC including, but not limited to, this Quarterly Report on Form 10-Q, should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Overview

The Company is a workforce management solutions provider to clients ranging from small businesses to Fortune 500 companies. The Company’s workforce solutions create increased productivity and enable its clients to streamline and optimize the complex processes involved in the procurement and management of temporary labor.

ClearPoint’s iLabor network is a proprietary, technology-based platform that provides its clients a comprehensive web-based portal to streamline the process involved in procurement and management of temporary labor through a network of ClearPoint-approved staffing suppliers. The iLabor platform provides a virtual marketplace for the electronic procurement (“e-procurement”) of temporary labor and provides the client with one contract and one contact point to order temporary labor on a national scale. ClearPoint’s proprietary suite of technologies provides an efficient human capital portal that allows its’ clients to manage their workforce in one click. iLabor is an on-demand e-procurement solution that is hosted by ClearPoint which eliminates the need for clients to install and maintain costly hardware and software applications. The client can access iLabor through standard Internet connections and web browsers, which also eliminates the need for time consuming and costly systems integrations. The iLabor platform provides real time feedback on all posted positions and provides a centralized reporting mechanism for clients to review and monitor their spending on temporary labor on a national basis.

The introduction in 2007 of ClearPoint’s iLabor technology has allowed the Company to position itself uniquely in the human capital industry. The iLabor network is a technology-based procurement method that provides a low cost and easy alternative for ClearPoint’s clients, as well as traditional staffing companies in the industry, to procure temporary labor through a ClearPoint-approved staffing vendor network that has national coverage. It is the strength of ClearPoint’s supplier base of temporary labor suppliers that enables the Company to effectively and efficiently meet the stringent demands of iLabor clients, often within very tight time constraints. The iLabor platform is a fully scalable product offering that can accommodate significant growth in transaction volumes for ClearPoint without significant increases to the Company’s existing cost structure.

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

These significant transactions (see Note 18 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) enabled ClearPoint to initiate a debt reduction strategy which included the outsourcing of workers’ compensation insurance policies and the transfer of payroll funding obligations for temporary employees to StaffChex and Select.

Historically, the Company has funded its cash and liquidity needs through cash generated from operations and debt financing. Cash projected to be generated from operations will not be sufficient to fund operations and meet debt repayment obligations. In order to meet its cash and liquidity needs, the Company will be required to raise additional financing. There is no assurance that the Company will be successful in obtaining additional financing on terms which are satisfactory to the Company, if at all. If the Company can not raise additional financing and/or renegotiate the repayment terms of its convertible secured note, there is substantial doubt about the ability of the Company to continue as a going concern.

On May 28, 2008, the Company received a deficiency letter from The Nasdaq Stock Market LLC (“Nasdaq”), indicating that the Company failed to comply with certain listing standards (namely, stockholder’s equity, market value and net income). On June 9, 2008, the Company received an additional deficiency letter noting that its bid price had closed below the minimum requirement of $1.00 per share for more than 30 consecutive business days. On June 13, 2008, the Company provided to Nasdaq a plan to achieve and sustain compliance with the stockholder’s equity, market value and net income listing requirements, including the time frame for completion of the plan. Nasdaq has given the Company until December 8, 2008 to rectify the bid price listing requirement.

On July 16, 2008, the Staff notified the Company that it had reviewed the Company’s plan and determined to delist the Company’s securities from The Nasdaq Capital Market. On July 23, 2008, the Company requested an appeal of this determination. The appeal stays the suspension and delisting of the Company’s securities from Nasdaq. There can be no assurance that the Company’s request for continued listing will be granted.

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

Results of Operations (Unaudited)

Three Months Ended June 30, 2008 Compared to

Three Months Ended June 30, 2007 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statement of operations for the three months ended June 30, 2008 and June 30, 2007:

$ (000’s)	2008	% of Revenue	2007	% of Revenue	% Change
Net revenues	$3,291	100.0%	54,394	100%	(94.0)%
Cost of services	2,910	88.4%	46,525	85.5%	(93.8)%

Gross profit	381	11.6%	7,869	14.5%	(95.2)%
SG&A expenses	6,391	194.2%	8,086	14.9%	(21.0)%
Restructuring expense	—	—	2,852	5.2%	N/A
Depreciation and amortization expense	163	4.9%	1,387	2.5%	(88.2)%

(Loss) from operations	(6,173)	(187.6)%	(4,456)	(8.2)%	N/A
Other income (expense)	300	9.1%	90	0.2%	N/A
Interest (expense)	(358)	(10.9)%	(537)	(1.0)%	N/A
Gain on restructuring of debt	687	20.9%	—	—	N/A
Gain (loss) on sale of subsidiary	600	18.2%	—	—	N/A

Net (loss) before income taxes	(4,944)	(150.2)%	(4,903)	(9.0)%	N/A
Income tax expense (benefit)	—	—	(2,918)	(5.4)%	N/A

Net (loss)	$(4,944)	(150.2)%	(1,985)	(3.6)%	N/A

Net Revenues

ClearPoint’s revenues for the three months ended June 30, 2008 and 2007 were $3,291 and $54,394, respectively, which represented a decrease of $51,103 or 94.0%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in the majority of revenues being recognized on a net fee basis such as royalty and license fees. The Company recorded $265 of royalties in net revenue during the three months ended June 30, 2008.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended June 30, 2008 and 2007 was $2,910 and $46,525, respectively, which represented a decrease of $43,615, or 93.8%. ClearPoint’s gross profit for the three months ended June 30, 2008 and 2007 was $381 and $7,869, respectively, which represented a decrease of $7,488 or 95.2%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in the majority of revenues being recognized on a net fee basis such as royalty and license fees with limited cost of services. As a percentage of revenue for the three months ended June 30, 2008 and 2007, ClearPoint’s gross profit was 11.6% and 14.5% respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general and administrative (“SG&A”) expenses for the three months ended June 30, 2008 and 2007 were $6,391 and $8,086, respectively, which represented a decrease of $1,695 or 21.0%. The decrease was a direct result of the Company’s 2007 restructuring and franchising of many of its branches, as the Company had substantially less SG&A expenses associated with the Company’s branch based operations during the three months ended June 30, 2008 which include expenses related to salaries, employee benefits and rents. The decrease was partially offset by an additional allowance for doubtful accounts totaling $2,196. As a percentage of revenue for the three months ended June 30, 2008 and 2007, SG&A expenses were 194.2% and 14.9% respectively, largely as a result of reduced revenue recorded due to the recording of revenues and royalties on a net basis and the additional allowance for doubtful accounts.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the three months ended June 30, 2008 and 2007 were $163 and $1,387, respectively, which represented an decrease of $1,224 or 88.3%. The decrease was largely due to fixed asset and goodwill impairment charges incurred in the first quarter of 2008.

Interest Expense

ClearPoint’s interest expense for the three months ended June 30, 2008 and 2007 was $358 and $537, respectively, which represented a decrease of $179, or 33.3%, primarily due to the reduced interest cost from the reduction in the company’s overall debt.

Net loss

ClearPoint’s net loss for the three months ended June 30, 2008 and 2007 was $4,944 and $1,985 respectively, which represented an increase of $2,959, or 149%. The net loss was due primarily to the reduced gross profit offset by reduced ongoing SG&A and interest expenses as a result of the factors discussed above. The loss from operations was partially offset by gains realized on the restructuring of debt and sale of a subsidiary totaling $687 and $600, respectively.

Six Months Ended June 30, 2008 Compared to

Six Months Ended June 30, 2007 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statement of operations for the six months ended June 30, 2008 and June 30, 2007:

$ (000’s)	2008	% of Revenue	2007	% of Revenue	% Change
Net revenues	$27,511	100.0%	87,243	100%	(68.5)%
Cost of services	25,654	93.2%	73,467	84.2%	(65.1)%

Gross profit	1,857	6.8%	13,776	15.8%	(86.5)%
SG&A expenses	11,950	43.4%	15,191	17.4%	(21.3)%
Restructuring expense	2,100	7.6%	2,852	3.3%	(26.4)%
Impairment of goodwill	16,822	61.1%	—	—	N/A
Fixed assets impairment expense, net	1,022	3.7%	—	—	N/A
Depreciation and amortization expense	285	1.0%	2,526	2.9%	(88.7)%

(Loss) from operations	(30,322)	(110.2)%	(6,793)	(7.8)%	N/A
Other income (expense)	200	0.08%	217	0.2%	N/A
Interest (expense)	(906)	(3.3)%	(1,098)	(1.3)%	NA
Income on restructuring of debt	687	2.5%	—	—	N/A
Gain (loss) on sale of subsidiary	(1,294)	(4.7)%	—	—	N/A
Prepayment penalty on early retirement of debt	—	—	(1,950)	(2.2)%	N/A

Net (loss) before income taxes	(31,635)	(115.0)%	(9,624)	(11.0)%	N/A
Income tax expense (benefit)	5,007	18.2%	(3,392)	(3.9)%	N/A

Net (loss)	$(36,642)	(133.2)%	$(6,232)	(7.1)%	N/A

Net Revenues

ClearPoint’s revenues for the six months ended June 30, 2008 and 2007 were $27,511 and $87,243, respectively, which represented a decrease of $59,732 or 68.5%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as franchise, royalty and license fees. The Company recorded $1,568 of franchise royalties in net revenue during the six months ended June 30, 2008.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the six months ended June 30, 2008 and 2007 was $25,654 and $73,467, respectively, which represented a decrease of $47,813, or 65.1%. ClearPoint’s gross profit for the six months ended June 30, 2008 and 2007 was $1,857 and $13,776, respectively, which represented a decrease of $11,919 or 86.5%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as franchise, royalty and license fees with limited cost of services. As a percentage of revenue for the six months ended June 30, 2008 and 2007, ClearPoint’s gross profit was 6.8% and 15.8% respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general, administrative (“SG&A”) and restructuring expenses for the six months ended June 30, 2008 and 2007 were $11,950 and $15,191, respectively, which represented a decrease of $3,241 or 21.3%. The decrease was a direct result of the Company’s 2007 restructuring and franchising of many of its branches, as the Company had substantially less SG&A expenses associated with the Company’s branch based operations during the six months ended June 30, 2008 which include expenses related to salaries, employee benefits and rents and partially offset by additional allowances for doubtful accounts. During the six months ended June 30, 2008, the Company recorded $1,605 in a provision for amounts due from the former franchisees that are no longer in operation and allowances for doubtful accounts totaling $5,185. As a percentage of revenue for the six months ended June 30, 2008 and 2007, SG&A expenses were 43.4% and 17.4% respectively, largely as a result of reduced revenue recorded due to the recording of franchise royalties on a net basis.

Effective March 12, 2008, the Company initiated an additional restructuring program of its field and administrative operations in order to further reduce its ongoing SG&A expenses. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company incurred $2,100 in restructuring expenses related to these closures and position eliminations.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the six months ended June 30, 2008 and 2007 were $285 and $2,526, respectively, which represented a decrease of $2,241 or 88.7%. For the six months ended June 30, 2008, the Company recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements described in Note 2 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Company removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment. The Company also recorded an impairment of goodwill for the six months ended June 30, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value.

Interest Expense

ClearPoint’s interest expense for the six months ended June 30, 2008 and 2007 was $906 and $1,098, respectively, which represented a decrease of $192, or 17.5%, primarily due to the reduced interest cost from the reduction in the company’s overall debt.

Net loss

ClearPoint’s net loss for the six months ended June 30, 2008 and 2007 was $36,642 and $6,232 respectively, which represented an increase in the loss of $30,410 or 488%. The net loss was due primarily to the reduced gross profit offset by reduced ongoing SG&A, partially offset by the additional allowances for doubtful accounts recorded, and interest expenses as a result of the factors discussed above. The net loss was also a result of a number of non-cash items relating to the 2008 restructuring program of $2,100, the impairment charge of goodwill of $16,822, the impairment charge of fixed assets of $1,022, and the recording of the deferred tax assets valuation allowance of $5,007 to the provision for income taxes for deferred tax benefits recognized in prior periods.

Liquidity and Capital Resources

Historically, the Company has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt and equity financing. As of June 30, 2008, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations. There is no assurance that the Company will be successful in obtaining additional financing. If the Company can not raise additional financing, there is substantial doubt about the ability of the Company to continue as a going concern. (see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

Based on the Company’s cash position and working capital deficiency, it may need to raise additional financing in order to support its business operations. The amount of financing required will be determined by many factors, some of which are beyond the Company’s control, and may require financing sooner than currently anticipated. The Company has no commitment for any additional financing and can provide no assurance that such financing will be available in an amount or on terms acceptable to the Company, if at all. If the Company is unable to obtain additional financing or if such funds cannot be obtained on terms favorable to the Company, it would adversely affect the Company’s ability to continue as a going concern.

ClearPoint’s traditional use of cash flow was for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from customers are generally received 30 to 60 days after billing.

As of March 31, 2008, ClearPoint’s new iLabor-focused business model has essentially eliminated these funding requirements since the Company’s main focus is no longer to act as the employer for the temporary personnel, but rather to be the facilitator, bringing together clients and suppliers of temporary labor, via ClearPoint’s iLabor network. Revenue from the Company’s iLabor network where it electronically procures and consolidates buying of temporary staffing for clients nationally is recognized on a net basis. The Company contracts directly with clients seeking to procure temporary staffing services through its iLabor portal. The Company also contracts directly with, and purchases from, temporary staffing suppliers, the temporary placement of workers which is then subsequently resold to its clients.

In addition, the Company entered into an agreement with StaffChex, (see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q) whereby substantially all the revenues received from this agreement do not require any short term liquidity from the Company to fund the source of these revenues.

On April 8, 2008, ClearPoint Resources, Inc. (“CPR”), a wholly owned subsidiary of the Company, entered into the License Agreement dated April 8, 2008 (the “License Agreement”) with Koosharem Corp., doing business as Select Staffing (“Select”). The initial term of the License Agreement is for a period of six years and will automatically renew for successive one year periods thereafter.

Pursuant to the License Agreement, CPR granted to Select a non-exclusive, non-transferable right and license to use the iLabor Network (the “Network”), as defined in the License Agreement, as a hosted front-office tool. CPR exclusively retains all right, title and interest in and to the Network. In addition, Select agrees to become a supplier of temporary personnel to third party clients through the Network and to fulfill agreed-upon orders for such personnel accepted by Select through the Network. CPR will pay Select for such services as a supplier based on billable work hours approved by the client at an agreed-upon hourly bill rate. CPR also agrees to permit Select to use the Network to find and select third-party, temporary personnel vendors to fulfill orders for Select’s end-user client. Select will pay CPR for approved time submitted by such temporary personnel vendors at an agreed-upon rate, and CPR will then pay each vendor following receipt of payment from Select.

In consideration of the license granted, Select agreed to pay a non-refundable fee equal to $1,200, of which $900 was paid on April 8, 2008 and $300 was due on July 1, 2008. The July payment remains unpaid and outstanding. If Select uses the Network to find and select third-party, temporary personnel vendors to fulfill orders for Select’s end-user clients, then the parties agree to split the net amount billed to the end-user clients less the amount paid to such vendors (the “Revenue Fee”). The monthly Revenue Fees are split between the parties as provided in the License Agreement.

On April 8, 2008, CPR entered into the Temporary Help Services Subcontract dated April 8, 2008 (the “Subcontract”) with Select. The Subcontract has a term of five years, expiring April 7, 2013, but the effective date of the terms, conditions, agreements, responsibilities and obligations of the parties is March 30, 2008.

Pursuant to the Subcontract, CPR subcontracts to Select the customer contracts and contract rights previously serviced on behalf of CPR by other entities (the “Customers”).

Pursuant to the Subcontract, the parties agree that Select will directly interface with the Customers, but at no time will CPR relinquish its ownership, right, title or interest in or to its contracts with the Customers (the “Contracts”). Subject to certain exceptions, upon expiration of the Subcontract, CPR will abandon such rights in the Contracts and Select may solicit the Customers serviced under the Subcontract.

Select is responsible for invoicing the Customers and for collection of payment with regard to services provided to Customers by Select. During each one year period of the term, Select will pay CPR 10% of such year’s annual gross sales, not exceeding $36,000 annually in gross sales, generated by the Customers and Contracts as well as certain other revenue generated by location, as set forth in the Subcontract. Such amounts are subject to acceleration. Other adjustments to the fees may be made in the event of the occurrence of certain events or upon mutual agreement of the parties following a review of gross billings produced.

Cash Flows

Net cash provided by (used in) operating activities was $5,969 and $(8,555) for the six months ended June 30, 2008 and 2007, respectively. The primary effect in the six months ended June 30, 2008 that resulted in $5,969 of net cash provided by was due to: a book net loss of $36,642; non cash items of: a deferred tax expense of $5,007 as of January 1, 2008 due to a full valuation allowance against the deferred tax assets, depreciation and amortization expense of $1,307, an impairment of goodwill of $16,822, a provision for doubtful accounts of $2,611, a provision for doubtful accounts of $1,639 relating to franchisees and a loss on the sale of ClearPoint HRO, LLC of $1,294, issuance of warrants related to the refinancing of $1,305, gain on the restructuring of debt of $2,114 and stock based compensation of $41; and cash items of: a decrease in accounts receivable of $13,062 due to the franchising of the Company’s branches and the related decrease in revenue in addition to the adoption of the new technology based iLabor business model, a decrease in unbilled revenue of $2,002, an decrease in prepaid expenses and other current assets of $(424), an increase in other assets of $9, an increase in accounts payable of $1,692, a decrease in accrued expenses and other accrued liabilities of $948, a decrease in accrued payroll and related taxes of $2, 679, an increase of deferred revenue of $840 and an increase in accrued restructuring costs of $930.

During the six months ended June 30, 2007 that resulted in $(8,555) of net cash used was due to the following major components: a book net loss of $6,232; non cash items of: a deferred tax benefit of $3,464, depreciation and amortization expense of $2,526 largely due to the acquisition of contract rights, an increase in the provision for doubtful accounts of $143, and non-cash stock based compensation of $891; and cash items of: an increase in accounts receivable of $12,284 due the acquisition of ASG and the related increase in revenue, an increase in unbilled revenue of $627, an increase in prepaid expenses and other current assets of $2,969, an increase in other assets of $1,243, an increase in accounts payable of $753, an increase in accrued expenses and other accrued liabilities of $3,544, an increase in accrued payroll and related taxes of $6,307, and an increase in restructuring costs related to the Company’s closing of branch office and personnel reductions.

Net cash (used in) investing activities was $(548) and $(19,461) for the six months ended June 30, 2008 and 2007, respectively. The primary uses of cash for investing activities for the six months ended June 30, 2008 was for capitalized software development for $548. The primary uses of cash for investing activities for the six months ended June 30, 2007 were the purchase of equipment, furniture and fixtures and capitalized software development of $461 and the cash portion paid for the acquisition of certain assets of ASG for $19,000.

Net cash provided by (used in) financing activities was $(1,582) and $31,838 for the six months ended June 30, 2008 and 2007, respectively. The primary activities in the six months ended June 30, 2008 that resulted in net cash used in of $1,582 were net repayments to M&T on the revolving credit facility of $8,747, repayments to M&T on the term loan of $576, borrowing from ComVest of $8,000, net of OID of $1,000, borrowings on the ComVest revolver of $530, net borrowings from noteholders of $204, repayments of Blue Lake debt of $300 and fees incurred in the refinancing of debt of $693.

The primary financing activities in the six months ended June 30, 2007 were the net proceeds from issuance of common stock in connection with the Merger with Terra Nova of $27,258, repayment of borrowings and fees from Bridge for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $17,768 and the borrowing from the M&T term loan of $3,000.

Merger

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

Debt Restructuring – M&T

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

On May 21, 2008, the Company received a notice of default from M&T in connection with the Credit Agreement. The Company defaulted on its obligations under the Credit Agreement as a result of its failure to comply with financial covenants contained in the Credit Agreement, including obligations to maintain certain leverage and fixed charge coverage ratios. As a consequence of the default, M&T exercised its right to declare all outstanding obligations under the Credit Facilities to be immediately due and payable and demanded the immediate payment of approximately $12.8 million, consisting of approximately (i) $7.4 million under the Revolver; (ii) $3.9 million under the Term Loan; and (iii) $1.5 million under the Letter of Credit. Also pursuant to the notice of default, M&T exercised its right to terminate the Revolver and the Term Loan and to terminate its obligation to make any additional loans or issue additional letters of credit to the Company.

The Company and M&T entered into a Loan Modification and Restructure Agreement dated June 20, 2008 (the “M&T Restructure Agreement”) pursuant to which the parties agreed to: (i) consolidate the M&T Obligations, (ii) reduce the carrying amount of the consolidated obligations, as defined below, from $10,900,000 (net of additional cash payments made during negotiations) to $8,600,000, (iii) subordinate the M&T Obligations to the ComVest Obligations and (iv) permit the Company to repay the M&T Obligations on a deferred term basis. The M&T Restructure Agreement provides that on the earlier of the first day of the calendar month following the Company’s full satisfaction of the ComVest Obligations or January 1, 2011 (the “Obligations Amortization Date”), the Company shall repay a total of $3 million in principal amount (the “M&T Deferred Obligations”) to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and Spring Back Events. In the event of a sale of substantially all of the Company’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, the Company must prepay the M&T Deferred Obligations by an amount equal to 25% of such proceeds as are payable to ComVest, as defined below, under such circumstances.

The $8,600,000 being paid to M&T is comprised of the following components: $3,000,000 note payable; guarantee of $3,000,000 of accounts receivable; pledging of a $1,000,000 tax refund, $1,000,000 cash payment made at the time of closing of the ComVest transactions as described; and $600,000 of the $1,500,000 certificate of deposit held by M&T.

The Company issued to M&T 1,500,000 warrants to purchase its common stock of which 1,200,000 warrants have an exercise price of $0.01 and 300,000 warrants have an exercise price of $1.00. In accordance with SFAS 150, the fair value of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. At June 30, 2008, the balance sheet included a warrant of $1,247,246 related to the fair value of warrants issued to M&T in connection with the M&T Restructuring Agreement (See Note 14). The gain on restructuring of debt $686,797 recorded in the current period reflects the reduction in principal carrying balance offset by the fair value of the warrants and other direct costs.

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries, accounts receivable in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008. In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the Deferred Obligations. Excesses of such amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

M&T issued (i) a certain certificate of deposit to the Company in the amount of $1.5 million (the “COD”) and (ii) a certain standby letter of credit for the account of the Company in favor of Ace Risk Management (the “Ace Letter of Credit”). M&T may liquidate and apply the proceeds of the COD and any accrued interest thereon to the M&T Obligations in such manner as it may determine and the proceeds of such shall not reduce the M&T Deferred Obligations. To the extent M&T is required to make payments under the Ace Letter of Credit in excess of $900,000 at any time, such excess shall be added to the M&T Deferred Obligations. Excesses of such amount paid will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness; and causing the Company’s stockholders to approve, on or prior to September 18, 2008, the issuance of M&T Warrants and shares of Common Stock issuable upon exercise of the M&T Warrants, however such approval is not required in the event its Common Stock ceases to be listed on The Nasdaq Stock Market LLC (“Nasdaq”).

The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest Transaction Documents and (ii) the note issued to Blue Lake Rancheria (“Blue Lake”) dated April 14, 2008 (the “Blue Lake Note”). For each $50,000 paid on account of the Blue Lake Note, Mr. Traina and Christopher Ferguson, a majority stockholder of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

In connection with the transaction with ComVest described above, the Company issued to ComVest a Warrant dated June 20, 2008 (the “ComVest Warrant”) to purchase, in the aggregate, 2,210,825 shares (the “ComVest Warrant Shares”) of the Company’s common stock, $.0001 par value per share (“Common Stock”), for an exercise price of $.01 per share (the “ComVest Exercise Price”). Of such shares, (i) 1,800,000 ComVest Warrant Shares are immediately exercisable and (ii) 410,825 ComVest Warrant Shares are exercisable only upon approval by the Company’s stockholders of the ComVest Warrant (“ComVest Warrant Approval”) or when the ComVest Warrant Approval is no longer required. ComVest Warrant Approval is not required in the event that the Common Stock ceases to be listed on Nasdaq. Under the Loan Agreement, in the event the stockholders of the Company do not approve the ComVest Warrant on or prior to September 18, 2008, provided such ComVest Warrant Approval is still required, the Company must pay ComVest, within 30 days upon request, a cash fee equal to the closing price per share of the Common Stock less the ComVest Exercise Price with respect to the portion of the ComVest Warrant not exercisable multiplied by each share not exercisable as a result of the failure of the stockholders to approve the ComVest Warrant. The ComVest Warrant is exercisable until June 30, 2014. The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the Common Stock; merger, consolidation or share exchange; and certain issuances of Common Stock. The ComVest Warrant may be exercised via a “cashless exercise.”

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”). Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million is treated as an original issue discount, and the Company received $8 million in respect of the Term Loan. The Company also issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per warrant. This warrant was valued at $634 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt. The maximum amount that may be outstanding under the Revolver is initially $3 million (the “Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the Revolver Maximum will be reduced by an amount equal to 5.5% of the Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the Revolver exceed the Revolver Maximum, the Company must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the Revolver Maximum. The Company may borrow under the Revolver from time to time, up to the then applicable Revolver Maximum. The amounts due under the Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At June 30, 2008, the interest rate on the $530,000 outstanding under the Revolver was 7.25%. The Term Loan bears interest at a rate of 10% per annum. The Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the Loan Agreement. Amounts due under the Loans are payable monthly, beginning July 1, 2008. The outstanding principal amount of the Term Loan is payable as follows: $150 on July 1, 2008 and subsequent payments are to be in an amount equal to the greater of (i) $200 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450 or certain license fees, royalties, use fees and/or other such payments collected by the Company during the preceding month less (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 will be in an amount equal to the entire remaining principal balance, if any, of the Term Loan.

The Loans mature on December 31, 2010 subject to certain prepayment requirements related to the Term Loan. The Loan Agreement provides that, subject to certain exceptions, the Company must prepay the Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of the Company, change of control of the Company or the sale of all or a material portion of the Company’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of the Company. As provided by the Loan Agreement and the Loans, ComVest may collect amounts due under the Loans from a “lockbox” account of the Company and/or charge the Revolver for such amounts. The outstanding borrowings under the Loan Agreement are secured by all the assets of the Company.

Beginning with fiscal quarter ending December 31, 2009, the Company must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009.

The Company paid to ComVest non-refundable closing fees in the amount of $530, charged to the Revolver, simultaneously with funding of the amounts payable to the Company under the Loan Agreement. In addition, the Company must pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the Revolver during the preceding calendar month, up to $4.5 per month.

The Company utilized the proceeds of the Loans to repay approximately $1,050 pursuant to the M&T Restructure Agreement, as defined below, owed to Manufacturers and Traders Trust Company, a creditor of the Company (“M&T”) and approximately $530 in closing costs and expenses.

ASG

On February 23, 2007, the Company acquired certain assets and liabilities of ASG (see Note 4 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The purchase price of $24 consisted of cash of $19, a note of $2.5 at an interest rate of 7%, shares of the Company’s common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ASG’s stockholders may also receive up to two additional $1 payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at June 30, 2008 was $2,124 and was not repaid due to the pending litigation with TSIL (See Note 20 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). In connection with the transaction with ComVest described above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS and its subsidiaries whereby the parties agreed, among other things: (i) to execute the Subordination Letter dated June 20, 2008 defined below; (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,124 (remaining principal balance of $2,022 plus accrued interest of $133) bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS Subordination Letter; (iii) that the Company would issue 350,000 shares of Common Stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition concurrently with the execution of the ALS Agreement; (iv) that ALS may defend and indemnify the Company in connection with the TSIL Litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation. Upon issuance of the ALS Shares, the Company will have no future obligation to issue any additional shares of Common Stock to ALS.

The transaction did not classify as a restructuring of debt. The Company valued the shares issued at their fair market value as of the date of issuance of $103 and recorded that amount as expense.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments under the ALS-M&T Agreement, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.

StaffBridge

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc. for $233 in cash and a note payable of $450 due December 31, 2007. The note payable, due to former shareholders of StaffBridge, bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the note payable was amended to extend the maturity date to June 30, 2008. In addition, the amount of the note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock of the Company. The balance of this note payable at June 30, 2008 was $487. As of June 30, 2008, the Company did not pay any monthly interest installments pursuant to the amended StaffBridge note. The failure to pay such interest installments would permit noteholders to declare all amounts owing under the note due and payable. On August 13, 2008, the outstanding accrued interest of $23,960 was paid and ComVest waived any default related thereto effective June 30, 2008.

In addition, in connection with the financing transaction with ComVest, on June 30, 2008, the former shareholders of StaffBridge, Inc. (the “StaffBridge Shareholders”), creditors of the Company, executed a certain Debt Extension Agreement (the “Debt Extension Agreement”) and entered into a Subordination Agreement (the “Subordination Agreement”) with ComVest and ClearPoint Resources, Inc., the Company’s wholly-owned subsidiary (“CPR”).

Pursuant to the Debt Extension Agreement, the StaffBridge Shareholders agreed that, in connection with the receipt from the Company of $150 payable for work performed by TSP 2, Inc., an entity controlled by certain StaffBridge Shareholders and a contractor for the Company (“TSP”), the StaffBridge Note was amended, effective June 30, 2008, to extend the maturity date to December 31, 2008 and to reduce the outstanding principal amount to approximately $337. Upon the Company’s payment of an additional $150 and any additional amounts then outstanding for work performed by TSP, the StaffBridge Shareholders agreed to amend the StaffBridge Note to further extend the maturity date to June 30, 2009.

Pursuant to the Subordination Agreement, the StaffBridge Shareholders agreed to subordinate the Company’s obligations to them under the StaffBridge Note to the ComVest Obligations. So long as no event of default under the Loan Agreement with ComVest has occurred, the Company may continue to make scheduled payments of principal and accrued interest when due in accordance with the StaffBridge Note. In the case of an event of default under the Loan Agreement, the Company may not pay and the StaffBridge Shareholders may not seek payment on the StaffBridge Note until the ComVest Obligations have been satisfied in full. The Subordination Agreement also sets forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors.

Promissory Notes

Blue Lake

On March 1, 2005, CPR entered into a note payable of $1,290 to Blue Lake which was due March 31, 2008. Interest of 6% per annum was payable quarterly. This note has been guaranteed by Michael Traina, Chairman and Chief Executive Officer of ClearPoint and Christopher Ferguson, a former director and the former President and Secretary of ClearPoint, and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under the Blue Lake Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake. Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (the “Amended Blue Lake Note”), with a principal amount of $1,290, which is due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008, which was made, and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the amended and restated Blue Lake Note. The balance of this Blue Lake note payable at June 30, 2008 was $990.

Sub Noteholders

On March 1, 2005, ClearPoint issued a 9% Amended and Restated Note for $250 due February 28, 2008 and a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Optos Capital, LLC, a Pennsylvania limited liability company which is wholly-owned by Christopher Ferguson, a majority stockholder rof ClearPoint and a former director and the former President and Secretary of ClearPoint. These notes were repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. Partnership, a New Jersey partnership of which Christopher Ferguson, the Company’s former director, President and Secretary, owns a twenty five percent (25%) ownership interest. The balance of this note payable at June 30, 2008 was $300 (“$300 Note”).

On March 1, 2005, ClearPoint issued a 12% Note in the original principal amount of $100 due March 31, 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, the Chairman and Chief Executive Officer of ClearPoint. This note was repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued 12% Amended and Restated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to the spouse of a director of ClearPoint. The balance of these notes payable at June 30, 2008 was $250 (“$250 Notes”).

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

On June 20, 2008, CPR exercised its right to extend the maturity date of the Sub Notes to March 31, 2010 and, in connection with such extension, issued a notice dated June 25, 2008 (the “Sub Noteholder Notices”) to each Sub Noteholder. The Sub Noteholder Notices notify the Sub Noteholders that the Company is extending the maturity date of the Sub Notes in connection with its transaction with ComVest, as described above.

In connection with the Sub Noteholder Notices, each Sub Noteholder received an Additional Sub Warrant. The Sub Noteholders received the Additional Sub Warrants to purchase the following Sub Warrant Shares: B&N Associates, LLC and Ms. Drew each received the Additional Sub Warrant to purchase 15,000 Sub Warrant Shares; Fergco Bros Partnership received the Additional Sub Warrant to purchase 45,000 Sub Warrant Shares; and Mr. Kingfield received the Additional Sub Warrant to purchase 7,500 Sub Warrant Shares. The Additional Sub Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011 at an exercise price of $1.55. The exercise price and the number of Sub Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

In connection with the transaction with ComVest described above, ComVest entered into a Subordination Agreement dated June 20, 2008 (the “Noteholder Subordination Agreement”) with each of the Sub Noteholders and CPR. Pursuant to the Noteholder Subordination Agreement, the Sub Noteholders agreed to subordinate the Company’s obligations to them under the Sub Notes to the ComVest Obligations. So long as no event of default under the Loan Agreement has occurred, the Company may continue to make scheduled payments of principal and accrued interest when due in accordance with the Sub Notes. In the case of an event of default under the Loan Agreement, the Company may not pay and the Sub Noteholders may not seek payment on the Sub Notes until the ComVest Obligations have been satisfied in full. The Subordination Agreements also set forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors. The Noteholder Subordination Agreement and the ComVest-M&T Agreement described above also set forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors.

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

On June 6, 2008, ClearPoint Business Resources, Inc. (the “Company”) issued notes (the “Notes”) to each of Michael Traina, Parker Drew and TerraNova Partners, L.P. (“TerraNova” and, together with Messrs. Traina and Drew, the “Lenders”) in the principal amount of $104, $50 and $100, respectively. Mr. Traina is the Company’s Chairman of the Board of Directors and Chief Executive Officer, Mr. Drew is a member of the Company’s Board of Directors and TerraNova, a majority stockholder of the Company, is 100% owned by Vahan Kololian, the Company’s lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5 to the Company.

The Notes contain identical terms. The Notes are unsecured and payable on demand. No interest accrues on the unpaid principal balance of the Notes until demand. After demand, the Notes bear interest at an annual rate of 5%.

On June 26, 2008, the Company issued amended and restated Original Bridge Loans (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company shall have the right to repay the Amended Bridge Notes in shares of Common Stock at a price equal to the closing price of the Common Stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Original Bridge Note. Mr. Drew was repaid in full and Mr. Traina was repaid $5 prior to the end of the quarter. The balance of Mr. Traina’s loan was repaid in July 2008.

Agreements Related to Transition From Temporary Staffing Business Model to iLabor Network Model

On December 31, 2007, CPR entered into the MVI Purchase Agreement effective as of December 31, 2007 with CPR’s wholly owned subsidiary, MVI and TradeShow. Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,206. In addition, CPR will earn a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month. As of June 30, 2008, TradeShow did not pay to CPR the commissions required under the MVI Purchase Agreement.

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

On February 7, 2008, CPR entered into the HRO Purchase Agreement effective as of February 7, 2008, with CPR’s wholly owned subsidiary, HRO, and AMS. Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month. As of June 30, 2008, AMS did not pay to CPR the earnout payments required under the HRO Purchase Agreement.

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

Agreements with Related Parties

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

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, the Company entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25 per month for twelve (12) months. In return, Mr. Ferguson agreed to assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities. As of June 30, 2008, Mr. Ferguson has been paid $57,692 pursuant to his Separation of employment Agreement.

On April 8, 2008, the Optos Licensing Agreement was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Select, where CPR will receive annually the first 10% of all gross billings of the subcontracted contracts up to $36,000 of gross billings ($3,600 per year to CPR) and whereby Select’s licensed use of CPR’s iLabor network in exchange for a $1,200 payment ($900 on April 8, 2008 and $300 on July 1, 2008). In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500 and has been recorded as of June 30, 2008.

On June 26, 2008, the Company entered into an Advisory Services Agreement (the “Advisory Services Agreement”) with TerraNova Management Corp., the manager of TerraNova (“TNMC”), in order to: (i) provide compensation to TNMC for its services since the expiration of a former agreement pursuant to which TNMC provided similar services to the Company (the “Initial Agreement”) and (ii) engage TNMC to provide future advisory services. Pursuant to the Advisory Services Agreement, TNMC will provide advice and assistance to the Company in its analysis and consideration of various financial and strategic alternatives (the “Advisory Services”), however the Advisory Services will not include advice with respect to investments in securities or transactions involving the trading of securities or exchange contracts. The Advisory Services Agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.

The Company shall compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and will reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50,000 per month. Fees payable to TNMC for each of the months of February, March, April, May and June 2008 are $50,000 and may be paid 100% in shares of Common Stock, at the Company’s option. At the Company’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of Common Stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of Common Stock. Shares of Common Stock made as payments under the Advisory Services Agreement shall be priced at the month-end closing price for each month of services rendered. Subsequent to the end of the quarter the Company made the election to pay all fees due through June 30, 2008, under the Advisory Services Agreement, in the form of shares of common stock.

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company has agreed to, among other things: (i) pay Mr. Braun $75, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or PTO hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with the Company’s 2006 Long Term Incentive Plan. As of June 30, 2008, the Company paid Mr. Braun approximately $2.8 pursuant to the Braun Separation Agreement.

On June 20, 2008, Mr. Phillips and the Company entered into an Employment Agreement (the “Employment Agreement”). Pursuant to the Employment Agreement, Mr. Phillips’ current base salary is $175 per year, which may be increased in accordance with the Company’s normal compensation review practices. Mr. Phillips is also entitled to participate in any benefit plan of the Company currently available to executive officers to the extend he is eligible under the provisions thereof, and the Company will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family. Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by the Company’s Chief Executive Officer, the Board and the Compensation Committee of the Board. Upon approval by the Board, Mr. Phillips will be granted stock options to purchase 50,000 shares of Common Stock.

Warrants Issued Prior to the Merger

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

Contractual Obligations

A summary of ClearPoint’s contractual obligations as of June 30, 2008 is as follows:

$ (000’s)	Total	Less than 1 year	1 – 3 years	3 – 5 years	Over 5 years
Long-term debt, gross of Original Issue Discount	$17,049	$6,014	$6,122	$4,095	$818
Notes payable	3,365	691	550	—	2,124
Operating leases	291	85	206	—	—
Restructuring costs	1,955	1,425	530	—	—

	$22,660	$8,215	$7,408	$4,095	$2,942

Debt: As discussed under Liquidity and Capital Resources, ClearPoint has entered into various debt agreements with ComVest, M&T, Blue Lake and various other noteholders with varying expiration dates in the years ending December 31, 2008 through December 31, 2013. ClearPoint has entered into a debt agreement with unrelated individuals in connection with the acquisition of StaffBridge, Inc. which was subsequently amended and is due June 30, 2008. ClearPoint has entered into a debt agreement with the former owners of ASG in connection with the acquisition of ASG, expiring December 31, 2016. (See also Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

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

Westaff, Inc.

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

Temporary Services Insurance Ltd.

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

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS has filed its Answer to the Company’s Crossclaim, denying all claims, and has filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note (the “Note”) arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008 (the “Order”), requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about June 19, 2008, in connection with ALS’ agreement to subordinate the Note to ComVest and M&T Bank, ALS and its subsidiaries as well as certain other individuals (collectively, the “ALS Parties”) entered into a letter agreement with the Company (the “Letter Agreement”). In the Letter Agreement, the ALS Parties and the Company agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify the Company in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for the Company’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300;

•

That the ALS Parties and the Company shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, the Company shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and Note; and

•

The Company agreed not to assert its right to set off from the Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against the Company in the TSIL Litigation, or the amount of TSIL’s claims against the Company are liquidated by settlement or otherwise.

James W. Brown et al.

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

The Brown Litigation is currently in the discovery phase.

APX Holdings, LLC

On or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee (“Trustee”) for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, the Company and Mercer Ventures, Inc., alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date). Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleges that these transfers were made to or for the benefit of the defendants as creditors of the Debtors and that the transfers were made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers were made. Plaintiff also alleges that the transfers were made while the Debtors were insolvent. Plaintiff makes similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claims that the defendants owe plaintiff at least $506, plus interest and costs and such other relief deemed proper by the court.

The Company is named as a defendant in the APX Litigation because it acquired certain assets from ALS and its wholly owned subsidiaries, which referred to themselves collectively as Advantage Services Group, in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that the Company consummated the asset acquisition with ALS.

On June 27, 2008, the Trustee filed a Stipulation dismissing the Company and Mercer Ventures, Inc. from the APX Litigation.

Alliance Consulting Group Associates, Inc.

On April 25, 2008, Alliance Consulting Group Associates, Inc. (“Alliance”) filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleges that CPR has failed to pay approximately $600. Alliance seeks damages in the amount of approximately $600, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.

CPR filed an Answer and Counterclaim on June 16, 2008. In its counterclaim, CPR alleged in a breach of contract claim that Alliance failed to deliver a product in working condition and that CPR had to expend certain monies to fix those problems. On or about July 2, 2008, Alliance answered CPR’s counterclaim denying the allegations.

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ASG”) and ClearPoint Advantage, LLC (“CP Advantage”). Sunz claims to have provided workers compensation insurance to ASG and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ASG and CP Advantage owe in excess of $500 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.

CPR filed a Motion to Dismiss on August 4, 2008, alleging that Sunz failed to attach to the complaint all documents necessary to calculate the amount of the premiums due under the policy.

Select Staffing

On July 29, 2008, Koosharem Corporation (“Koosharem”) and Real Time Staffing Services, Inc. doing business as Select Staffing (“Real Time” and together with Koosharem, “Select”), filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company and on August 1, 2008, Select filed an amended complaint. In the amended complaint, Select alleges that the Company entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through the Company to its customers. Select claims that the Company currently owes it $1,033 for services performed. Select seeks, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000 as well as court costs and other just and proper relief.

The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, the Company records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

Generally, the Company is engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

Listing on Nasdaq

Pursuant to the Marketplace Rules of The Nasdaq Stock Market LLC (“Nasdaq”), whenever the staff of the Nasdaq Listing Qualifications Department (the “Staff”) determines that a company, the securities of which are listed on Nasdaq, does not meet a Nasdaq continued listing standard, including, but not limited to, the requirements set forth in Nasdaq Marketplace Rule 4310(c)(3) (“Rule 4310(c)(3)”), the Staff notifies the company of such non-compliance. On May 22, 2008, the Company received a deficiency letter (the “Notice”) from Nasdaq indicating that the Company is not in compliance with Rule 4310(c)(3) which requires the Company to maintain either (i) $2,500,000 of stockholders’ equity, (ii) $35,000,000 market value of listed securities or (iii) $500,000 of net income from continuing operations for the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On June 9, 2008, the Company received a deficiency letter (the “Notice”) from Nasdaq indicating that the Company is not in compliance with Rule 4310(c)(4) because, for the previous 30 consecutive business days, the bid price of the Company’s common stock had closed below the minimum requirement of $1.00 per share. The Notice states that in accordance with the Nasdaq Marketplace Rules, the Company will be provided 180 calendar days, or until December 8, 2008, to regain compliance with Rule 4310(c)(4). If, at any time before December 8, 2008, the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Staff may provide the Company written notification that it has achieved compliance with Rule 4310(c)(4).

The Notice also states that if the Company does not regain compliance with Rule 4310(c)(4) by December 8, 2008, the Staff will determine whether the Company meets the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If the Company meets such initial listing criteria, the Staff will notify the Company that it has been granted an additional 180 calendar day compliance period. If the Company is not eligible for an additional compliance period, the Staff will provide written notification that the Company’s securities will be delisted. At that time, the Company would have the ability to appeal the Staff’s decision to the Nasdaq Listing Qualifications Panel. The Company can offer no assurance that it will be able to achieve compliance with the Nasdaq Marketplace Rules referenced above.

On June 13, 2008, the Company provided to Nasdaq a plan to achieve and sustain compliance with the stockholder’s equity, market value and net income listing requirements, including the time frame for completion of the plan. On July 16, 2008, the Staff notified the Company that it had reviewed the Company’s plan and determined to delist the Company’s securities from The Nasdaq Capital Market. On July 23, 2008, the Company requested an appeal of this determination. The appeal stays the suspension and delisting of the Company’s securities from Nasdaq. There can be no assurance that the Company’s request for continued listing will be granted.

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

Not applicable.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company also engaged external advisors with expertise in assisting companies document, assess and recommend improvements to management’s internal control environment to assist management in its assessment. Based on management’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2008, such controls and procedures were ineffective.

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

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ended June 30, 2008, and there were no additional changes, other than those noted above, in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Temporary Services Insurance Ltd.

As previously disclosed in the Company’s reports filed with the SEC, on September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, LLC (“ALS”), Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of the Company.

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

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS has filed its Answer to the Company’s Crossclaim, denying all claims, and has filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note (the “Note”) arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008 (the “Order”), requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about June 19, 2008, in connection with ALS’ agreement to subordinate the Note to ComVest and M&T Bank, ALS and its subsidiaries as well as certain other individuals (collectively, the “ALS Parties”) entered into a letter agreement with the Company (the “Letter Agreement”). In the Letter Agreement, the ALS Parties and the Company agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify the Company in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for the Company’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300,000;

•

That the ALS Parties and the Company shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, the Company shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and Note; and

•

The Company agreed not to assert its right to set off from the Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against the Company in the TSIL Litigation, or the amount of TSIL’s claims against the Company are liquidated by settlement or otherwise.

James W. Brown et al.

As previously disclosed in the Company’s reports filed with the SEC, on or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. The Company intends to pursue all appropriate claims for such indemnification. (See also Part I – Item 1A (Risk Factors) in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2008).

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

The Brown Litigation is currently in the discovery phase.

APX Holdings, LLC

As previously disclosed in the Company’s reports filed with the SEC, on or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee (“Trustee”) for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, the Company and Mercer Ventures, Inc., alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date). Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleges that these transfers were made to or for the benefit of the defendants as creditors of the Debtors and that the transfers were made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers were made. Plaintiff also alleges that the transfers were made while the Debtors were insolvent. Plaintiff makes similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claims that the defendants owe plaintiff at least $505,546.54, plus interest and costs and such other relief deemed proper by the court.

The Company is named as a defendant in the APX Litigation because it acquired certain assets from ALS and its wholly owned subsidiaries, which referred to themselves collectively as Advantage Services Group, in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that the Company consummated the asset acquisition with ALS.

On June 27, 2008, the Trustee filed a Stipulation dismissing the Company and Mercer Ventures, Inc. from the APX Litigation.

Alliance Consulting Group Associates, Inc.

On April 25, 2008, Alliance Consulting Group Associates, Inc. (“Alliance”) filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleges that CPR has failed to pay approximately $600,000. Alliance seeks damages in the amount of approximately $600,000, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.

CPR filed an Answer and Counterclaim on June 16, 2008. In its counterclaim, CPR alleged in a breach of contract claim that Alliance failed to deliver a product in working condition and that CPR had to expend certain monies to fix those problems. On or about July 2, 2008, Alliance answered CPR’s counterclaim denying the allegations.

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ASG”) and ClearPoint Advantage, LLC (“CP Advantage”). Sunz claims to have provided workers compensation insurance to ASG and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ASG and CP Advantage owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.

CPR filed a Motion to Dismiss on August 4, 2008, alleging that Sunz failed to attach to the complaint all documents necessary to calculate the amount of the premiums due under the policy.

Select Staffing

On July 29, 2008, Koosharem Corporation (“Koosharem”) and Real Time Staffing Services, Inc. doing business as Select Staffing (“Real Time” and together with Koosharem, “Select”), filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company and on August 1, 2008, Select filed an amended complaint. In the amended complaint, Select alleges that the Company entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through the Company to its customers. Select claims that the Company currently owes it $1,033,210 for services performed. Select seeks, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000,000 as well as court costs and other just and proper relief.

The principal risks that the Company insures against are workers’ compensation, general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, the Company records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

Generally, the Company is engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

ITEM 1A.	RISK FACTORS

Unless the context indicates otherwise, all references to “we,” “us,” “our” in this subsection “Risk Factors” refer to the Company. The following risk factors should be read in conjunction with the risk factors included in our reports filed with the SEC. The risks described in such reports are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations.

This Quarterly Report on Form 10-Q includes a going concern note to our condensed consolidated financial statements for the quarter ended June 30, 2008 which may make capital raising more difficult for us and may require us to scale back or cease operations.

At June 30, 2008, we had an accumulated deficit of $52.3 million and working capital deficiency of $7.6 million. For the six months ended June 30, 2008, we incurred a net loss of $36.6 million. Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, we included “Note 1 – Going Concern” to our condensed consolidated financial statements for the quarter ended June 30, 2008, which states that there is substantial doubt about our ability to continue as a going concern.

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

We incurred losses for the six months ended June 30, 2008 and the last three fiscal years, and continued losses may negatively impact our business, ability to repay debt, financial condition and results of operations.

We incurred net losses of approximately $36.6 million, $12.4 million, $1.4 million and $1.2 million for the six months ended June 30, 2008 and the fiscal years ended December 31, 2007, 2006 and 2005, respectively. As of June 30, 2008, we had an accumulated deficit of approximately $52.3 million. If we continue to experience losses, it may negatively impact our business, ability to repay debt, financial condition and results of operations.

We may be unable to obtain adequate financing to implement our business plan, which will have a material adverse impact on our liquidity and ability to continue operations.

Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results, which may negatively impact our efforts to arrange financing on satisfactory terms.

The going concern note to our condensed consolidated financial statements for the quarter ended June 30, 2008 indicates an absence of obvious or reasonably assured sources of future funding necessary to maintain our ongoing operations. There is no assurance that our capital raising efforts will be able to attract the additional capital or other funds we need to sustain our operations. The going concern note may make it more difficult for us to raise capital. If adequate funds are not available, or are not available on acceptable terms, we may not be able to implement our business plan or repay our existing debt obligations. The failure to obtain capital on acceptable terms will also have a material adverse effect on our liquidity and ability to continue operations.

If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources. At June 30, 2008, we had cash and cash equivalents of $5.8 million and $32.1 million of total liabilities. Our ability to borrow under the revolving credit note with ComVest would be compromised in the event of any non-compliance with certain financial and reporting covenants under the ComVest loan agreement. Such non-compliance would constitute an event of default under the ComVest loan agreement and would permit the lender to exercise their remedies under the ComVest loan agreement, including declaring all amounts owing under the revolving credit note and the term note, which constituted, in the aggregate, approximately $9.53 million at June 30, 2008, to be immediately due and payable. Also listed as an event of default under the ComVest loan agreement is a default with respect to any other of our indebtedness exceeding $100,000, if the effect of such default would permit the lender to accelerate the maturity of such indebtedness. An event of default under the ComVest loan agreement would also require us to pay higher rates of interest on the amounts we owe to ComVest and, pursuant to a cross default provision, may trigger an agreement termination event under the M&T loan agreement, which would, among other remedies available to M&T, result in the deferred obligations under such agreement, which constituted, in the aggregate, approximately $8.3 million at June 30, 2008, becoming accelerated and immediately due and payable.

We may not have the resources to satisfy these obligations. If we are unable to repay our debt obligations when due, we may seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

Delisting of our securities from The NASDAQ Capital Market will adversely affect the liquidity of our common stock, limit our ability to raise capital and the market price of our securities could decline.

Our common stock, warrants and units are listed on The NASDAQ Capital Market, referred to as “Nasdaq.” To maintain the listing of our securities on Nasdaq, we must continue to meet certain listing requirements including, but not limited to:

•

stockholders’ equity of $2,500,000, market value of listed securities of $35,000,000, or net income from continuing operations of $500,000 for the most recently completed fiscal year or two of the last three most recently completed fiscal years, referred to as the “financial requirement,” and

•	a minimum bid price of $1.00 per share of common stock, referred to as the “minimum bid price requirement.”

On May 22, 2008, we received a deficiency letter from Nasdaq indicating that we were not in compliance with the financial requirement. In connection with Nasdaq’s review of our eligibility for continued listing, we provided Nasdaq with a specific plan to achieve and sustain compliance with all Nasdaq listing requirements on June 13, 2008. On July 16, 2008, Nasdaq notified us that it had reviewed our plan and determined to delist our securities from Nasdaq. On July 23, 2008, we requested an appeal of the Nasdaq’s determination and a hearing date was set for September 4, 2008. Our appeal stays the suspension and delisting of our securities from Nasdaq pending the outcome of the hearing. There can be no assurance that our request for continued listing will be granted.

On June 9, 2008, we received another deficiency letter from Nasdaq indicating that we were not in compliance with the minimum bid price requirement. In accordance with Nasdaq Marketplace Rules, we were provided 180 calendar days, or until December 8, 2008, to regain compliance with the minimum bid price requirement. From June 9 through August 12, 2008, the closing price per share of our common stock ranged from $0.12 to $0.64, and there is no assurance that we will regain compliance with the minimum bid price requirement by December 8, 2008 or that our securities will not be delisted prior to December 8, 2008 because of noncompliance with the financial requirement.

If Nasdaq determines to delist our securities for our noncompliance with the financial requirement and/or the minimum bid price requirement, we intend to have our securities quoted on the OTC Bulletin Board or the “pink sheets.” Such alternative markets are generally considered to be less efficient than, and not as liquid as, Nasdaq. An investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, our securities quoted on the OTC Bulletin Board or pink sheets. Certain institutional investors may no longer be able to retain their interests in and/or make further investments in our securities because of their internal rules and protocols. Broker-dealers may be less willing or able to sell and/or make a market in our common stock. In addition, our common stock may become subject to the regulations of the Securities and Exchange Commission relating to the market for penny stocks. Subject to certain exceptions, penny stock regulations generally require that disclosures explaining the penny stock market and the risks associated with it be delivered to purchasers of penny stocks and impose various sales practice requirements on broker-dealers who sell penny stocks.

Subject to certain conditions, delisting of our securities from Nasdaq may constitute an event of default or breach of a covenant by our lenders pursuant to our loan agreements which could lead to the termination of these agreements and an acceleration of our outstanding debt. The acceleration of our debt would have a material adverse effect on our financial condition and liquidity.

Delisting of our securities from Nasdaq could materially adversely affect the market price of our securities, our ability to obtain financing or use our common stock in acquisitions, our ability to attract and retain clients and may also result in a loss of confidence by our clients, suppliers and employees.

In addition, if our securities are delisted from Nasdaq, future offerings of our securities would be subject to state securities laws. The National Securities Markets Improvement Act of 1996, referred to as the “NSMIA,” which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Because our common stock is currently listed on Nasdaq, our securities are deemed to be covered securities. If our common stock were no longer listed on Nasdaq, our securities may no longer be covered securities under certain provisions of the NSMIA and we may be subject to regulation in each state in which we offer securities. Compliance with such regulations may require significant resources and materially adversely affect our ability to raise capital through sales of our securities.

If we do not obtain stockholder approval for the warrants issued to ComVest and M&T, as required by our loan documents, we may be required to make certain penalty payments to the lenders, which could have a material adverse effect on our liquidity, financial condition and results of operations.

In connection with the ComVest loans and restructuring of M&T obligations, we issued warrants to the lenders to purchase, in the aggregate, 3,710,825 shares of our common stock. Warrants to purchase, in the aggregate, 2,700,000 shares of common stock are immediately exercisable by the lenders, but the warrants to purchase the remaining 1,010,825 shares are exercisable only upon approval of the warrants by our stockholders or when such stockholder approval is no longer required pursuant to the loan documents with ComVest and M&T. Stockholder approval of the warrants is not required in the event our common stock is no longer listed on Nasdaq. The deadline for obtaining such stockholder approval, if required, is September 18, 2008.

To the extent stockholder approval of the warrants is required by the loan documents but not obtained by September 18, 2008, we may be required to pay the lenders certain cash fees based on the excess of the then current price per share of our common stock over the applicable exercise price of the warrants multiplied by each share not exercisable as a result of the failure to obtain the stockholders’ approval of the warrants, with respect to the ComVest warrant, or the number of shares of common stock subject to the exercise, with respect to the M&T warrants.

There can be no assurance that we will obtain stockholder approval of the warrants by the stated deadline. Payment of the fees described above due to the failure to obtain such approval could have a material adverse effect on our liquidity, financial condition and results of operations.

If the remedial policies and procedures we are in the process of implementing are insufficient to address the identified material weaknesses in our internal control over financial reporting, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on that assessment, our management determined that our internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and identified certain material weaknesses in our internal control over financial reporting. Although we have started undertaking steps to address these material weaknesses, the remediation process was not completed as of June 30, 2008 and there is no assurance that such steps are sufficient to remedy the identified material weaknesses. If our remedial policies and procedures are insufficient to address the identified material weaknesses, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements.

We are unable to fully realize revenues and we may be unable to adequately reduce our exposure to legacy workers compensation claims as expected pursuant to certain transactions we entered into in connection with our transition to a new business model. Failure to realize such revenues and reduce such exposure would result in a material adverse effect on our liquidity, financial condition and results of operations.

We expected to derive a portion of our revenues from the commission or earnout payments required to be made by the parties that acquired MVI and HRO, our former wholly-owned subsidiaries, as applicable, as well as from certain payments from our former franchisees. As of June 30, 2008, we did not receive any such payments and during the quarter ended June 30, 2008, we stopped recognizing revenues from such payments. In addition, we expect that the transfer of workers compensation policies in connection with the HRO Purchase Agreement would reduce our exposure to legacy workers compensation claims resulting from our previous staffing agency operations. Failure to receive these payments and to adequately reduce our exposure to legacy workers compensation claims would result in a material adverse effect on our liquidity, financial condition and results of operations.

If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

In 2007, we started using iLabor as a technology based method to enable our clients to procure temporary labor through a ClearPoint approved staffing vendor network. iLabor constitutes the major component of our business plan going forward. For the six months ended June 30, 2008, revenues from the iLabor network constituted 1% of our revenue. If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

Our indebtedness may limit cash flow available for our operations.

On June 20, 2008, we consolidated and deferred payment on our obligations to M&T and entered into a $3.0 million revolving credit facility with ComVest and a $9.0 million term note with ComVest. Such loans with ComVest effectively replaced M&T with ComVest as our senior lender. As of June 30, 2008, we had $32.1 million of total liabilities. In addition, as part of restructuring our debt obligations to M&T, of which $8.3 million was outstanding at June 30, 2008, we agreed to pay M&T at least $3 million in cash proceeds arising out of our accounts receivable. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete and require us to dedicate more cash flow to service our debt than we desire. Subject to limitations in the ComVest loan agreement, we may incur additional debt in the future to finance our operations or otherwise and servicing this debt could further limit our cash flow.

Restrictive covenants in our loan agreements with ComVest and M&T may reduce our operating flexibility, which may have an adverse effect on our business and financial condition.

The loan agreement with ComVest related to our revolving credit facility and term note and/or the loan modification and restructure agreement with M&T contain various financial covenants as well as covenants that restrict our ability to, among other matters:

•	incur other indebtedness;

•	create liens or other encumbrances on our assets;

•	enter into any merger or consolidation transaction;

•	sell, lease, assign or otherwise dispose of all or substantially all of our property, business or assets;

•	sell or assign our accounts receivable, promissory notes or trade acceptances;

•	utilize the cash proceeds arising from our accounts receivable;

•	make any investment in, or otherwise acquire or hold securities, or make loans or advances, or enter into any arrangement for the purpose of providing funds or credit;

•	make acquisitions or investments;

•	amend our organizational documents; and

•	pay dividends or make other distributions on our capital stock.

These restrictions may limit our ability to obtain future financing, make capital expenditures or otherwise take advantage of business opportunities that may arise from time to time. Our ability to meet the financial covenants can be affected by events beyond our control, such as general economic conditions.

Pursuant to the terms of the loan agreements with ComVest and M&T, the failure to comply with covenants constitutes an event of default, including as a result of cross default provisions, and entitles the lenders to, among other remedies, declare the loans due and payable. If our lenders accelerate the repayment of borrowings or exercises other remedies available to them in the event of default, it will have a material adverse effect on our business, financial condition and results of operations.

We are subject to various law suits, the impact of which on our financial position and results of operations is uncertain. The inherent uncertainty related to litigation of this type and the preliminary stage of these matters makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result.

We are involved in a complaint filed in the Superior Court of the State of California (Alameda County) by James W. Brown which alleged that ClearPoint Advantage, LLC, our wholly owned subsidiary of CPR, had (i) failed to pay overtime compensation to him and to all California employees similarly situated, (ii) failed to pay wages at time of discharge to him and to all California employees similarly situated, (iii) failed to pay all wages at the time required to him and to all California employees similarly situated, (iv) failed to provide proper itemized wage statements to him and to all California employees similarly situated, and (v) issued checks drawn on out-of-state banks with no in-state address for presentation to him and to all California employees similarly situated.

Alliance Consulting Group Associates, Inc., referred to as “Alliance,” filed a complaint in the Court of Common Pleas (Montgomery County, Pennsylvania) against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleges that CPR has failed to pay approximately $600,000. Alliance seeks damages in the amount of approximately $600,000, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.

Sunz Insurance Company, referred to as “Sunz,” filed a complaint in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida) against ASG, LLC d/b/a ClearPoint HR and ClearPoint Advantage, LLC. Sunz claims to have provided workers compensation insurance to ASG, LLC and ClearPoint Advantage, LLC and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ASG, LLC and ClearPoint Advantage, LLC owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.

Koosharem Corporation and Real Time Staffing Services, Inc., doing business as Select Staffing, referred to collectively as “Select,” filed a complaint in the Superior Court of California (Santa Barbara County) against us alleging that we entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through us to its customers. Select claims that we currently owe it $1,033,210 for services performed. Select seeks, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000,000 as well as court costs and other just and proper relief.

These matters are in preliminary stages. We believe that we have several defenses to the claims raised in these matters and intend to vigorously defend them. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of these matters or their impact on our financial position or results of operations. However, to the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations.

Issuance of shares of our common stock upon the exercise of our derivative securities may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and could potentially reduce the market value of our common stock.

As of June 30, 2008, 13,568,412 shares of our common stock were outstanding. We have reserved 2,750,000 shares of common stock in connection with our 2006 Long Term Incentive Plan under which options to purchase 517,800 shares of common stock were outstanding. We have also reserved approximately 15,645,825 shares of common stock for issuance in connection with previously issued derivative securities that are exercisable into common stock, including: 240,000 shares included as part of the units in the unit purchase option granted to the representative of the underwriters in connection with our initial public offering in April 2005; 480,000 shares issuable upon the exercise of the warrants included as part of the unit purchase option granted to the underwriters’ representative; 11,040,000 shares underlying the warrants issued in our initial public offering; 175,000 shares issuable upon the exercise of the sub warrants and additional sub warrants; 2,210,825 shares issuable upon the exercise of the ComVest warrant; and 1,500,000 shares issuable upon the exercise of the M&T warrants. In addition, we reserved 900,000 shares for issuance to Blue Lake under our escrow agreement with Blue Lake.

Should existing holders of options, warrants or units exercisable into shares of our common stock exercise such derivative securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock and outstanding warrants. Under our Amended and Restated Certificate of Incorporation, as of June 30, 2008, we had approximately 27,135,763 shares of our common stock available for future issuances, which issuances would cause further dilution to our stockholders and further reduce the value of our common stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Securities Issued to ALS, ComVest and M&T

In connection with the transaction with ComVest described in “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 with ALS and its subsidiaries pursuant to which, among other matters, the Company is obligated to issue 350,000 shares of common stock to ALS. Upon issuance of the ALS Shares, the Company will have no future obligation to issue any additional shares of common stock to ALS.

In connection with the transaction with ComVest, the Company issued to ComVest the ComVest Warrant, dated June 20, 2008, to purchase, in the aggregate, 2,210,825 shares of common stock for an exercise price of $.01 per share. Of such shares, (i) 1,800,000 ComVest Warrant Shares are immediately exercisable and (ii) 410,825 ComVest Warrant Shares are exercisable only upon ComVest Warrant Approval or when the ComVest Warrant Approval is no longer required. The ComVest Warrant is exercisable until June 30, 2014. The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the Common Stock; merger, consolidation or share exchange; and certain issuances of Common Stock. The ComVest Warrant may be exercised via a “cashless exercise.”

In connection with the M&T Restructure Agreement described in “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above, the Company issued to M&T the M&T Warrants, dated June 20, 2008, to purchase, in the aggregate, 1,500,000 shares of common stock. Of the 1,200,000 shares of Common Stock exercisable pursuant to the M&T $.01 Warrant, 720,000 shares are immediately exercisable and the remaining 480,000 are exercisable only upon M&T Warrant Approval or when M&T Warrant Approval is no longer required. Of the 300,000 shares of Common Stock exercisable pursuant to the M&T $1.00 Warrant, 180,000 shares are immediately exercisable and the remaining 120,000 shares are exercisable only upon M&T Warrant Approval or when M&T Warrant Approval is no longer required. The M&T Warrants are exercisable until June 20, 2012 and may be exercised by reducing the cash amount of the Deferred Obligations pursuant to the M&T Restructure Agreement. The M&T Warrants also contain provisions related to the adjustment of the respective exercise prices and number of shares issuable upon exercise of the M&T Warrants and a provision allowing for “cashless exercise.” In addition, the M&T Warrants, and all common stock issued or issuable thereunder, may be redeemed at a redemption price per share of $1.00, in whole or in part, at the option of M&T at any time after June 20, 2011 and prior to the expiration date of June 20, 2012. If the Company fails to redeem and/or pay the redemption price for the shares of Common Stock requested for redemption by M&T, interest on the unpaid amount shall accrue at 12% per annum until paid in full.

The M&T Warrants provide that certain fees must be paid to M&T in the event the Company fails to deliver the correct number of shares of Common Stock upon exercise by M&T. The M&T Warrants also state that the Company must provide notice to M&T in certain events including, without limitation: declarations of dividends payable in shares of Common Stock or other distributions payable in cash out of retained earnings to holders of Common Stock; offerings for subscription pro rata to holders of Common Stock any additional shares of stock of any class; capital reorganizations of the Company, reclassifications of Common Stock or certain business combination transactions; and any dissolution, liquidation or winding up of the Company.

The M&T Warrants also provide that M&T shall not have the right to exercise any portion of the M&T Warrants to the extent that such right to effect such exercise or disposition would result in M&T or any of its affiliates beneficially owning more than 4.99% of the outstanding Common Stock. M&T may, however, by providing written notice to the Company, adjust such restriction so that the limitation on beneficial ownership be increased to 9.99%, which adjustment shall not take effect until the 61st day after the date of such notice.

The Company will issue the ALS Shares, and issued the ComVest Warrant and the M&T Warrants, in reliance on the exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act, based upon a determination that the ALS Shares, ComVest Warrant and M&T Warrants are being issued to sophisticated investors who could fend for themselves and who had access to, and were provided with, certain information that would otherwise be contained, or incorporated by reference, in a registration statement and there was no general solicitation.

Warrants Issued to Sub Noteholders

In connection with the Amended Sub Notes described in “Part I, Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” above, each Sub Noteholder received an Additional Sub Warrant, dated June 20, 2008, to purchase the following Sub Warrant Shares: B&N Associates, LLC and Ms. Drew each received the Additional Sub Warrant to purchase 15,000 Sub Warrant Shares; Fergco Bros Partnership received the Additional Sub Warrant to purchase 45,000 Sub Warrant Shares; and Mr. Kingfield received the Additional Sub Warrant to purchase 7,500 Sub Warrant Shares. The Additional Sub Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011 at an exercise price of $1.55. The exercise price and the number of Sub Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

The Company offered and sold the Additional Sub Warrants in a private placement to “accredited investors,” as such term is defined in Rule 501 of Regulation D, without general solicitation or general advertising, and, as a result, the Company relied on the exemption from the registration requirements of the Securities Act provided by Rule 506 of Regulation D.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit No.	Description

4.1	Form of Demand Promissory Note issued to Michael Traina dated June 6, 2008 (incorporated by reference from Exhibit 4.1 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.2	Form of Demand Promissory Note issued to Parker Drew dated June 6, 2008 (incorporated by reference from Exhibit 4.2 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.3	Form of Demand Promissory Note issued to Terra Nova Partners, L.P. dated June 6, 2008 (incorporated by reference from Exhibit 4.3 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.4	Form of Warrant issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.4 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.5	Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 1,200,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.5 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.6	Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 300,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.6 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.7	Form of Warrant issued to Alyson P. Drew dated June 20, 2008 (incorporated by reference from Exhibit 4.7 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.8	Form of Warrant issued to B&N Associates, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.8 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.9	Form of Warrant issued to Fergco Bros. Partnership dated June 20, 2008 (incorporated by reference from Exhibit 4.9 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.10	Form of Warrant issued to Matthew Kingfield dated June 20, 2008 (incorporated by reference from Exhibit 4.10 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.11	Form of Revolving Credit Note issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.11 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.12	Form of Term Note issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.12 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.13	Form of 8% Amended and Restated Demand Promissory Note issued to Michael Traina dated June 26, 2008 (incorporated by reference from Exhibit 4.13 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.14	Form of 8% Amended and Restated Demand Promissory Note issued to Parker Drew dated June 26, 2008 (incorporated by reference from Exhibit 4.14 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

Exhibit No.	Description

4.15	Form of 8% Amended and Restated Demand Promissory Note issued to Terra Nova Partners, L.P. dated June 26, 2008 (incorporated by reference from Exhibit 4.15 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.16	Registration Rights Agreement by ClearPoint Business Resources for the benefit of ComVest and M&T dated June 20, 2008 (incorporated by reference from Exhibit 4.16 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.1	Termination Agreement by and between ClearPoint Resources, Inc. and Optos Capital, LLC, dated April 8, 2008 (incorporated by reference from Exhibit 10.16 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.2*	License Agreement by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc., dated April 8, 2008 (incorporated by reference from Exhibit 10.17 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.3	Temporary Help Services Subcontract by and between ClearPoint Resources, Inc. and Koosharem Corp., d/b/a Select Staffing, dated April 8, 2008 (incorporated by reference from Exhibit 10.18 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.4	10% Amended and Restated Promissory Note issued to Blue Lake Rancheria, dated April 14, 2008 (incorporated by reference from Exhibit 10.19 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.5	Escrow Agreement by and among ClearPoint Business Resources, Inc., ClearPoint Resources, Inc., Blue Lake Rancheria and Archer & Archer, P.C., dated April 14, 2008 (incorporated by reference from Exhibit 10.20 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.6	Waiver among ClearPoint Business Resources, Inc., the several banks and other financial institutions parties to the Credit Agreement dated as of February 23, 2007 (collectively, the “Lenders”) and Manufacturers and Traders Trust Company, as Administrative Agent for the Lenders, dated April 14, 2008 (incorporated by reference from Exhibit 10.21 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.7	Consulting Agreement by and between ClearPoint Resources, Inc. and Chris Ferguson, dated April 18, 2008 (incorporated by reference from Exhibit 10.22 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.8	Revolving Credit and Term Loan Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc. dated as of June 20, 2008 (incorporated by reference from Exhibit 10.1 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.9	Guaranty Agreement in favor of ComVest Capital, LLC made by each of the entities set forth on the signature page, dated June 20, 2008 (incorporated by reference from Exhibit 10.2 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

Exhibit No.	Description

10.10	Collateral Agreement by and among ClearPoint Business Resources, Inc., those subsidiaries set forth on the signature page and ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 10.3 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.11	Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Michael D. Traina dated June 20, 2008 (incorporated by reference from Exhibit 10.4 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.12	Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and John Phillips dated June 20, 2008 (incorporated by reference from Exhibit 10.5 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.13	Subordination Agreement by and among ComVest Capital, LLC; B&N Associates, LLC; Alyson P. Drew; Fergco Bros. Partnership; Matthew Kingfield; and ClearPoint Resources, Inc. dated June 20, 2008 (incorporated by reference from Exhibit 10.6 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.14	Subordination and Intercreditor Agreement by and between ComVest Capital, LLC and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.7 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.15	Loan Modification and Restructure Agreement among ClearPoint Business Resources, Inc., its subsidiaries listed on the signature page thereto, Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.8 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.16	Voting Agreement and Irrevocable Proxy among Michael Traina, Christopher Ferguson and Vahan Kololian dated June 20, 2008 (incorporated by reference from Exhibit 10.9 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.17	Letter Agreement among ClearPoint Business Resources, Inc., ALS, LLC and its subsidiaries dated June 20, 2008 (incorporated by reference from Exhibit 10.10 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.18	Subordination Agreement issued by ALS to ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.11 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.19**	Employment Agreement among ClearPoint Business Resources, Inc. and John G. Phillips dated June 20, 2008 (incorporated by reference from Exhibit 10.12 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.20**	Separation of Employment Agreement and General Release among ClearPoint Business Resources, Inc. and Kurt Braun dated June 20, 2008 (incorporated by reference from Exhibit 10.13 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

Exhibit No.	Description

10.21	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Alyson P. Drew, dated June 25, 2008 (incorporated by reference from Exhibit 10.14 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.22	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Fergco Bros Partnership, dated June 25, 2008 (incorporated by reference from Exhibit 10.15 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.23	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to B&N Associates, LLC, dated June 25, 2008 (incorporated by reference from Exhibit 10.16 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.24	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Matthew Kingfield, dated June 25, 2008 (incorporated by reference from Exhibit 10.17 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.25	Advisory Services Agreement by and between ClearPoint Business Resources, Inc. and TerraNova Management Corp. dated June 26, 2008 (incorporated by reference from Exhibit 10.18 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.26 †	Form of Debt Extension Agreement issued by the former shareholders of StaffBridge, Inc. dated June 30, 2008.

10.27 †	Form of Subordination Agreement issued by the former shareholders of StaffBridge, Inc. to ComVest Capital, LLC and ClearPoint Resources, Inc. dated June 30, 2008.

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 17 to the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

Date:	August 14, 2008	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date:	August 14, 2008	By:	/s/ John G. Phillips
John G. Phillips
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

4.1	Form of Demand Promissory Note issued to Michael Traina dated June 6, 2008 (incorporated by reference from Exhibit 4.1 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.2	Form of Demand Promissory Note issued to Parker Drew dated June 6, 2008 (incorporated by reference from Exhibit 4.2 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.3	Form of Demand Promissory Note issued to Terra Nova Partners, L.P. dated June 6, 2008 (incorporated by reference from Exhibit 4.3 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.4	Form of Warrant issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.4 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.5	Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 1,200,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.5 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.6	Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 300,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.6 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.7	Form of Warrant issued to Alyson P. Drew dated June 20, 2008 (incorporated by reference from Exhibit 4.7 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.8	Form of Warrant issued to B&N Associates, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.8 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.9	Form of Warrant issued to Fergco Bros. Partnership dated June 20, 2008 (incorporated by reference from Exhibit 4.9 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.10	Form of Warrant issued to Matthew Kingfield dated June 20, 2008 (incorporated by reference from Exhibit 4.10 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.11	Form of Revolving Credit Note issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.11 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.12	Form of Term Note issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.12 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.13	Form of 8% Amended and Restated Demand Promissory Note issued to Michael Traina dated June 26, 2008 (incorporated by reference from Exhibit 4.13 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

Exhibit No.	Description

4.14	Form of 8% Amended and Restated Demand Promissory Note issued to Parker Drew dated June 26, 2008 (incorporated by reference from Exhibit 4.14 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.15	Form of 8% Amended and Restated Demand Promissory Note issued to Terra Nova Partners, L.P. dated June 26, 2008 (incorporated by reference from Exhibit 4.15 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

4.16	Registration Rights Agreement by ClearPoint Business Resources for the benefit of ComVest and M&T dated June 20, 2008 (incorporated by reference from Exhibit 4.16 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.1	Termination Agreement by and between ClearPoint Resources, Inc. and Optos Capital, LLC, dated April 8, 2008 (incorporated by reference from Exhibit 10.16 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.2*	License Agreement by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc., dated April 8, 2008 (incorporated by reference from Exhibit 10.17 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.3	Temporary Help Services Subcontract by and between ClearPoint Resources, Inc. and Koosharem Corp., d/b/a Select Staffing, dated April 8, 2008 (incorporated by reference from Exhibit 10.18 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.4	10% Amended and Restated Promissory Note issued to Blue Lake Rancheria, dated April 14, 2008 (incorporated by reference from Exhibit 10.19 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.5	Escrow Agreement by and among ClearPoint Business Resources, Inc., ClearPoint Resources, Inc., Blue Lake Rancheria and Archer & Archer, P.C., dated April 14, 2008 (incorporated by reference from Exhibit 10.20 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.6	Waiver among ClearPoint Business Resources, Inc., the several banks and other financial institutions parties to the Credit Agreement dated as of February 23, 2007 (collectively, the “Lenders”) and Manufacturers and Traders Trust Company, as Administrative Agent for the Lenders, dated April 14, 2008 (incorporated by reference from Exhibit 10.21 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.7	Consulting Agreement by and between ClearPoint Resources, Inc. and Chris Ferguson, dated April 18, 2008 (incorporated by reference from Exhibit 10.22 to ClearPoint’s Quarterly Report on Form 10-Q filed with the SEC on May 20, 2008).

10.8	Revolving Credit and Term Loan Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc. dated as of June 20, 2008 (incorporated by reference from Exhibit 10.1 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.9	Guaranty Agreement in favor of ComVest Capital, LLC made by each of the entities set forth on the signature page, dated June 20, 2008 (incorporated by reference from Exhibit 10.2 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

Exhibit No.	Description

10.10	Collateral Agreement by and among ClearPoint Business Resources, Inc., those subsidiaries set forth on the signature page and ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 10.3 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.11	Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Michael D. Traina dated June 20, 2008 (incorporated by reference from Exhibit 10.4 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.12	Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and John Phillips dated June 20, 2008 (incorporated by reference from Exhibit 10.5 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.13	Subordination Agreement by and among ComVest Capital, LLC; B&N Associates, LLC; Alyson P. Drew; Fergco Bros. Partnership; Matthew Kingfield; and ClearPoint Resources, Inc. dated June 20, 2008 (incorporated by reference from Exhibit 10.6 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.14	Subordination and Intercreditor Agreement by and between ComVest Capital, LLC and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.7 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.15	Loan Modification and Restructure Agreement among ClearPoint Business Resources, Inc., its subsidiaries listed on the signature page thereto, Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.8 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.16	Voting Agreement and Irrevocable Proxy among Michael Traina, Christopher Ferguson and Vahan Kololian dated June 20, 2008 (incorporated by reference from Exhibit 10.9 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.17	Letter Agreement among ClearPoint Business Resources, Inc., ALS, LLC and its subsidiaries dated June 20, 2008 (incorporated by reference from Exhibit 10.10 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.18	Subordination Agreement issued by ALS to ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.11 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.19**	Employment Agreement among ClearPoint Business Resources, Inc. and John G. Phillips dated June 20, 2008 (incorporated by reference from Exhibit 10.12 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

Exhibit No.	Description

10.20**	Separation of Employment Agreement and General Release among ClearPoint Business Resources, Inc. and Kurt Braun dated June 20, 2008 (incorporated by reference from Exhibit 10.13 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.21	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Alyson P. Drew, dated June 25, 2008 (incorporated by reference from Exhibit 10.14 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.22	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Fergco Bros Partnership, dated June 25, 2008 (incorporated by reference from Exhibit 10.15 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.23	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to B&N Associates, LLC, dated June 25, 2008 (incorporated by reference from Exhibit 10.16 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.24	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Matthew Kingfield, dated June 25, 2008 (incorporated by reference from Exhibit 10.17 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.25	Advisory Services Agreement by and between ClearPoint Business Resources, Inc. and TerraNova Management Corp. dated June 26, 2008 (incorporated by reference from Exhibit 10.18 to ClearPoint’s Amended Current Report on Form 8-K/A filed with the SEC on July 7, 2008).

10.26 †	Form of Debt Extension Agreement issued by the former shareholders of StaffBridge, Inc. dated June 30, 2008.

10.27 †	Form of Subordination Agreement issued by the former shareholders of StaffBridge, Inc. to ComVest Capital, LLC and ClearPoint Resources, Inc. dated June 30, 2008.

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 17 to the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

31.1†	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2†	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32†	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Confidential treatment requested for certain portions of this Exhibit pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended, which portions are omitted and filed separately with the Securities and Exchange Commission.

**	Management contract or compensatory plan or arrangement.

†	Filed herewith.