Form 10-Q/A
period 2008-06-30
Clearpoint Business Resources, Inc
filed 2008-09-23
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

ClearPoint Business Resources, Inc., referred to as the “Company,” “ClearPoint” or “we”, “us” or “our,” is filing this Amendment No. 1, referred to as the “Amendment,” to the Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, referred to as the “Original Form 10-Q,” filed on August 14, 2008 with the Securities and Exchange Commission, referred to as the “SEC,” to correct certain information in “—Item 1. Financial Statements” and “—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of Part I of the Original Form 10-Q.

We are making corrections to the following information in “—Item 1. Financial Statements—Condensed Interim Consolidated Statements of Operations (unaudited)” and “—Notes to Condensed Interim Consolidated Financial Statements (unaudited)—Note 17. Earnings Per Share Calculation” of Part I of the Original Form 10-Q. These corrections relate to an error in the calculation of the weighted average common shares outstanding for the three and six months ended June 30, 2008.

Description of Corrected Item	Previously Reported Number	Corrected Number
Net (loss) per common share, basic and diluted, for the six months ended June 30, 2008 (p. 3)	$(2.69)	$(2.77)
Weighted average common shares outstanding, basic and diluted, for the three months ended June 30, 2008 (p. 3)	13,425,051	13,256,874
Weighted average common shares outstanding, basic and diluted, for the six months ended June 30, 2008 (p. 3)	13,631,689	13,237,643
Denominator, basic and diluted weighted average shares, for the six months ended June 30, 2008 (p. 27)	13,631,689	13,237,643
Basic and diluted earnings per share for the six months ended June 30, 2008 (p. 27)	$(2.69)	$(2.77)
Denominator, basic and diluted weighted average shares, for the three months ended June 30, 2008 (p. 27)	13,425,051	13,256,874

We are making corrections to the following information in “—Item 1. Financial Statements—Notes to Condensed Interim Consolidated Financial Statements (unaudited)—Note 9. Accrued Expenses and Other Current Liabilities” of Part I of the Original Form 10-Q. These corrections relate to certain balance sheet reclassifications made in the quarter ended June 30, 2008 that should have been reflected on to the December 31, 2007 information contained in Note 9. The December 31, 2007 balance sheet on page 1 of the Original Form 10-Q was presented properly.

Description of Corrected Item	Previously Reported Number	Corrected Number
Other accrued expenses at December 31, 2007 (p. 14)	$1,120,380	$1,458,430
Total of accrued expenses and other current liabilities at December 31, 2007 (p. 14)	$5,122,251	$5,460,301

We are making corrections to the following information in “—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation—Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007 (000’s)” of Part I of the Original Form 10-Q:

Description of Corrected Item	Previously Reported Number	Corrected Number
Percent of revenue of other income (expense) for six months ended June 30, 2008 in summary of selected items of condensed consolidated statement of operations (p. 37)	0.08%	0.7%
Decrease in accrued expenses and other accrued liabilities in “—Cash Flows” (p. 40)	$948	$815

We are also modifying certain numerical information in the below portions of “—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” and “—Liquidity and Capital Resources” of Part I in order to present dollar amounts in thousands, where applicable, for consistency with the rest of Item 2.

Subsection of Part I—Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	Page(s)
“—Overview,” 3rd paragraph	34
“—Liquidity and Capital Resources—Debt Restructuring – M&T”	42-43
“—Liquidity and Capital Resources—ASG,” 1st paragraph	44
“—Liquidity and Capital Resources—StaffBridge,” 1st paragraph	45
“—Liquidity and Capital Resources—Agreements with Related Parties,” 5th paragraph	50
“—Liquidity and Capital Resources—Listing on Nasdaq,” 1st paragraph	56

We believe that the foregoing clarifications and corrections made in the Amendment are not, individually or in the aggregate, material to our business, financial condition or results of operations.

In addition, pursuant to the rules of the SEC, “—Item 6. Exhibits” of Part II of the Original Form 10-Q has been amended to contain currently dated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Rules 13a-14(a) and 13a-14(b) under the Securities Exchange Act of 1934, as amended, which certifications are filed herewith as Exhibits 31.1, 31.2, and 32.

Except as required to reflect the items described above, no attempt has been made in this Amendment to modify or update disclosures in the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related disclosures. Information not affected by this Amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-Q with the SEC on August 14, 2008. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Original Form 10-Q and the Company’s filings made with the SEC subsequent to the filing of the Original Form 10-Q, including any amendments to those filings, as applicable.

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

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

- CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS -

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30
	2008	2007	2008	2007
REVENUES	$3,291,462	$54,393,938	$27,510,890	$87,243,072
COST OF SERVICES	2,909,919	46,524,565	25,653,640	73,466,799

GROSS PROFIT	381,543	7,869,373	1,857,250	13,776,273

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	6,391,612	8,086,079	11,949,610	15,190,856
RESTRUCTURING EXPENSE	—	2,852,000	2,100,422	2,852,000
DEPRECIATION AND AMORTIZATION EXPENSE	163,078	1,387,188	284,696	2,525,923
IMPAIRMENT OF GOODWILL	—	—	16,821,586	—
FIXED ASSETS IMPAIRMENT	—	—	1,022,210	—

(LOSS) FROM OPERATIONS	(6,173,147)	(4,455,894)	(30,321,274)	(6,792,506)

OTHER INCOME (EXPENSE)
Other income	260,238	527,732	299,315	654,385
Interest (expense)	(357,897)	(536,571)	(906,116)	(1,097,813)
Gain on restructuring of debt	686,797	—	686,797	—
Other income (expense)	39,795	(438,526)	(99,129)	(438,526)
Gain (loss) on sale of subsidiary	600,000	—	(1,294,220)	—
Prepayment penalty on early retirement of debt	—	—	—	(1,949,928)

TOTAL OTHER INCOME (EXPENSE)	1,228,933	(447,365)	(1,313,353)	(2,831,882)

(LOSS ) BEFORE INCOME TAX EXPENSE (BENEFIT)	(4,944,214)	(4,903,259)	(31,634,627)	(9,624,388)
TAX EXPENSE (BENEFIT)	—	(2,918,123)	5,007,180	(3,392,739)

NET (LOSS)	$(4,944,214)	$(1,985,136)	$(36,641,807)	$(6,231,649)

NET (LOSS) PER COMMON SHARE
Basic and diluted	$(0.37)	$(0.15)	$(2.77)	$(0.54)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	13,256,874	13,208,916	13,237,643	11,521,554

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

NOTE 8 - OTHER ASSETS

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Refundable insurance premium	$—	$4,351,242
Security deposits and other assets	92,622	824,277

	$92,622	$5,175,519

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Other accrued expenses	$2,326,387	$1,458,430
Insurance premiums payable	733,417	2,276,872
Letter of credit – workers’ compensation policy	—	1,500,000
Customer deposits	—	79,699
Due to franchisees	811,369	—
Income taxes payable	—	145,300

	$3,871,173	$5,460,301

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

NOTE 17 - EARNINGS PER SHARE CALCULATION:

The following table sets forth the computation of basic and diluted earnings per share for the six months ended June 30, 2008 and 2007:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(36,641,807)	$(6,231,649)

Denominator
Basic and diluted weighted average shares	13,237,643	11,521,554
Basic and diluted earnings per share	$(2.77)	$(0.54)

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(4,944,214)	$(1,985,136)

Denominator
Basic and diluted weighted average shares	13,256,874	13,208,916
Basic and diluted earnings per share	$(0.37)	$(0.15)

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

In February 2008, the TZG franchise agreement was terminated and the operations and management of the associated customer contracts were licensed to Optos Capital, LLC (“Optos”), a company owned by Christopher Ferguson, a majority stockholder of the company, the former director, President and Secretary of the Company and CPR. On April 8, 2008, the license agreement with Optos was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Koosharem Corp., a California corporation doing business as Select Staffing, (“Select”), where CPR is entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36,000 of gross billings ($3,600 per year to CPR) and whereby Select licensed use of CPR’s iLabor network in exchange for a $1,200 payment ($900 on April 8, 2008 and $300 on July 1, 2008).

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

Six Months Ended June 30, 2008 Compared to

Six Months Ended June 30, 2007 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statement of operations for the six months ended June 30, 2008 and June 30, 2007:

$ (000’s)	2008	% of Revenue	2007	% of Revenue	% Change
Net revenues	$27,511	100.0%	87,243	100%	(68.5)%
Cost of services	25,654	93.2%	73,467	84.2%	(65.1)%

Gross profit	1,857	6.8%	13,776	15.8%	(86.5)%
SG&A expenses	11,950	43.4%	15,191	17.4%	(21.3)%
Restructuring expense	2,100	7.6%	2,852	3.3%	(26.4)%
Impairment of goodwill	16,822	61.1%	—	—	N/A
Fixed assets impairment expense, net	1,022	3.7%	—	—	N/A
Depreciation and amortization expense	285	1.0%	2,526	2.9%	(88.7)%

(Loss) from operations	(30,322)	(110.2)%	(6,793)	(7.8)%	N/A
Other income (expense)	200	0.7%	217	0.2%	N/A
Interest (expense)	(906)	(3.3)%	(1,098)	(1.3)%	NA
Income on restructuring of debt	687	2.5%	—	—	N/A
Gain (loss) on sale of subsidiary	(1,294)	(4.7)%	—	—	N/A
Prepayment penalty on early retirement of debt	—	—	(1,950)	(2.2)%	N/A

Net (loss) before income taxes	(31,635)	(115.0)%	(9,624)	(11.0)%	N/A
Income tax expense (benefit)	5,007	18.2%	(3,392)	(3.9)%	N/A

Net (loss)	$(36,642)	(133.2)%	$(6,232)	(7.1)%	N/A

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

Cash Flows

Net cash provided by (used in) operating activities was $5,969 and $(8,555) for the six months ended June 30, 2008 and 2007, respectively. The primary effect in the six months ended June 30, 2008 that resulted in $5,969 of net cash provided by was due to: a book net loss of $36,642; non cash items of: a deferred tax expense of $5,007 as of January 1, 2008 due to a full valuation allowance against the deferred tax assets, depreciation and amortization expense of $1,307, an impairment of goodwill of $16,822, a provision for doubtful accounts of $2,611, a provision for doubtful accounts of $1,639 relating to franchisees and a loss on the sale of ClearPoint HRO, LLC of $1,294, issuance of warrants related to the refinancing of $1,305, gain on the restructuring of debt of $2,114 and stock based compensation of $41; and cash items of: a decrease in accounts receivable of $13,062 due to the franchising of the Company’s branches and the related decrease in revenue in addition to the adoption of the new technology based iLabor business model, a decrease in unbilled revenue of $2,002, an decrease in prepaid expenses and other current assets of $(424), an increase in other assets of $9, an increase in accounts payable of $1,692, a decrease in accrued expenses and other accrued liabilities of $815, a decrease in accrued payroll and related taxes of $2, 679, an increase of deferred revenue of $840 and an increase in accrued restructuring costs of $930.

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

On May 21, 2008, the Company received a notice of default from M&T in connection with the Credit Agreement. The Company defaulted on its obligations under the Credit Agreement as a result of its failure to comply with financial covenants contained in the Credit Agreement, including obligations to maintain certain leverage and fixed charge coverage ratios. As a consequence of the default, M&T exercised its right to declare all outstanding obligations under the Credit Facilities to be immediately due and payable and demanded the immediate payment of approximately $12,800, consisting of approximately (i) $7,400 under the Revolver; (ii) $3,900 under the Term Loan; and (iii) $1,500 under the Letter of Credit. Also pursuant to the notice of default, M&T exercised its right to terminate the Revolver and the Term Loan and to terminate its obligation to make any additional loans or issue additional letters of credit to the Company.

The Company and M&T entered into a Loan Modification and Restructure Agreement dated June 20, 2008 (the “M&T Restructure Agreement”) pursuant to which the parties agreed to: (i) consolidate the M&T Obligations, (ii) reduce the carrying amount of the consolidated obligations, as defined below, from $10,900 (net of additional cash payments made during negotiations) to $8,600, (iii) subordinate the M&T Obligations to the ComVest Obligations and (iv) permit the Company to repay the M&T Obligations on a deferred term basis. The M&T Restructure Agreement provides that on the earlier of the first day of the calendar month following the Company’s full satisfaction of the ComVest Obligations or January 1, 2011 (the “Obligations Amortization Date”), the Company shall repay a total of $3,000 in principal amount (the “M&T Deferred Obligations”) to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and Spring Back Events. In the event of a sale of substantially all of the Company’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, the Company must prepay the M&T Deferred Obligations by an amount equal to 25% of such proceeds as are payable to ComVest, as defined below, under such circumstances.

The $8,600 being paid to M&T is comprised of the following components: $3,000 note payable; guarantee of $3,000 of accounts receivable; pledging of a $1,000 tax refund, $1,000 cash payment made at the time of closing of the ComVest transactions as described; and $600 of the $1,500 certificate of deposit held by M&T.

The Company issued to M&T 1,500,000 warrants to purchase its common stock of which 1,200,000 warrants have an exercise price of $0.01 and 300,000 warrants have an exercise price of $1.00. In accordance with SFAS 150, the fair value of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. At June 30, 2008, the balance sheet included a warrant of $1,247 related to the fair value of warrants issued to M&T in connection with the M&T Restructuring Agreement (See Note 14). The gain on restructuring of debt $687 recorded in the current period reflects the reduction in principal carrying balance offset by the fair value of the warrants and other direct costs.

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries, accounts receivable in an amount not less than $3,000 and (ii) existing and future federal and state income tax refunds of not less than $1,000 due or which become due to the Company for any period prior to January 1, 2008. In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the Deferred Obligations. Excesses of such amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

M&T issued (i) a certain certificate of deposit to the Company in the amount of $1,500 (the “COD”) and (ii) a certain standby letter of credit for the account of the Company in favor of Ace Risk Management (the “Ace Letter of Credit”). M&T may liquidate and apply the proceeds of the COD and any accrued interest thereon to the M&T Obligations in such manner as it may determine and the proceeds of such shall not reduce the M&T Deferred Obligations. To the extent M&T is required to make payments under the Ace Letter of Credit in excess of $900 at any time, such excess shall be added to the M&T Deferred Obligations. Excesses of such amount paid will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

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

The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest Transaction Documents and (ii) the note issued to Blue Lake Rancheria (“Blue Lake”) dated April 14, 2008 (the “Blue Lake Note”). For each $50 paid on account of the Blue Lake Note, Mr. Traina and Christopher Ferguson, a majority stockholder of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10, subject to an aggregate amount of each surety’s liability of $150.

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

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”). Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3,000 (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9,000, of which $1,000 is treated as an original issue discount, and the Company received $8,000 in respect of the Term Loan. The Company also issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per warrant. This warrant was valued at $634 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt. The maximum amount that may be outstanding under the Revolver is initially $3,000 (the “Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the Revolver Maximum will be reduced by an amount equal to 5.5% of the Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the Revolver exceed the Revolver Maximum, the Company must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the Revolver Maximum. The Company may borrow under the Revolver from time to time, up to the then applicable Revolver Maximum. The amounts due under the Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At June 30, 2008, the interest rate on the $530 outstanding under the Revolver was 7.25%. The Term Loan bears interest at a rate of 10% per annum. The Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the Loan Agreement. Amounts due under the Loans are payable monthly, beginning July 1, 2008. The outstanding principal amount of the Term Loan is payable as follows: $150 on July 1, 2008 and subsequent payments are to be in an amount equal to the greater of (i) $200 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450 or certain license fees, royalties, use fees and/or other such payments collected by the Company during the preceding month less (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 will be in an amount equal to the entire remaining principal balance, if any, of the Term Loan.

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

ASG

On February 23, 2007, the Company acquired certain assets and liabilities of ASG (see Note 4 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The purchase price of $24 consisted of cash of $19, a note of $2,500 at an interest rate of 7%, shares of the Company’s common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ASG’s stockholders may also receive up to two additional $1 payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at June 30, 2008 was $2,124 and was not repaid due to the pending litigation with TSIL (See Note 20 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). In connection with the transaction with ComVest described above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS and its subsidiaries whereby the parties agreed, among other things: (i) to execute the Subordination Letter dated June 20, 2008 defined below; (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,124 (remaining principal balance of $2,022 plus accrued interest of $133) bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS Subordination Letter; (iii) that the Company would issue 350,000 shares of Common Stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition concurrently with the execution of the ALS Agreement; (iv) that ALS may defend and indemnify the Company in connection with the TSIL Litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation. Upon issuance of the ALS Shares, the Company will have no future obligation to issue any additional shares of Common Stock to ALS.

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

StaffBridge

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc. for $233 in cash and a note payable of $450 due December 31, 2007. The note payable, due to former shareholders of StaffBridge, bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the note payable was amended to extend the maturity date to June 30, 2008. In addition, the amount of the note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. The Company incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock of the Company. The balance of this note payable at June 30, 2008 was $487. As of June 30, 2008, the Company did not pay any monthly interest installments pursuant to the amended StaffBridge note. The failure to pay such interest installments would permit noteholders to declare all amounts owing under the note due and payable. On August 13, 2008, the outstanding accrued interest of $24 was paid and ComVest waived any default related thereto effective June 30, 2008.

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

The Company shall compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and will reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50 per month. Fees payable to TNMC for each of the months of February, March, April, May and June 2008 are $50 and may be paid 100% in shares of Common Stock, at the Company’s option. At the Company’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of Common Stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of Common Stock. Shares of Common Stock made as payments under the Advisory Services Agreement shall be priced at the month-end closing price for each month of services rendered. Subsequent to the end of the quarter the Company made the election to pay all fees due through June 30, 2008, under the Advisory Services Agreement, in the form of shares of common stock.

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

Listing on Nasdaq

Pursuant to the Marketplace Rules of The Nasdaq Stock Market LLC (“Nasdaq”), whenever the staff of the Nasdaq Listing Qualifications Department (the “Staff”) determines that a company, the securities of which are listed on Nasdaq, does not meet a Nasdaq continued listing standard, including, but not limited to, the requirements set forth in Nasdaq Marketplace Rule 4310(c)(3) (“Rule 4310(c)(3)”), the Staff notifies the company of such non-compliance. On May 22, 2008, the Company received a deficiency letter (the “Notice”) from Nasdaq indicating that the Company is not in compliance with Rule 4310(c)(3) which requires the Company to maintain either (i) $2,500 of stockholders’ equity, (ii) $35,000 market value of listed securities or (iii) $500 of net income from continuing operations for the most recently completed fiscal year or two of the last three most recently completed fiscal years.

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

Part II—OTHER INFORMATION

ITEM 6.	EXHIBITS

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

Date:	September 23, 2008	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date:	September 23, 2008	By:	/s/ John G. Phillips
John G. Phillips
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.