Form 10-Q
period 2008-09-30
Clearpoint Business Resources, Inc
filed 2008-11-14
CIK 1298663

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

or

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, s of the latest practicable date:

Class	Outstanding at November 12, 2008
Common Stock	14,251,964

CLEARPOINT BUSINESS RESOURCES, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

- ASSETS -

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$2,657,456	$1,993,641
Accounts receivable, net of allowance for doubtful accounts of $5,804,200 and $3,178,891 at September 30, 2008 and December 31, 2007, respectively	1,669,593	17,370,806
Unbilled revenue	118,272	2,164,332
Prepaid expenses and other current assets	677,449	3,245,757
Refundable federal income tax	1,050,000	1,050,000
Deferred tax asset	—	1,631,318

TOTAL CURRENT ASSETS	6,172,770	27,455,854
EQUIPMENT, FURNITURE AND FIXTURES, net	1,413,716	2,162,260
INTANGIBLE ASSETS, net	145,833	183,333
GOODWILL	—	16,821,586
DEFERRED TAX ASSET	—	3,375,862
DEFERRED FINANCING COSTS	603,500	102,198
OTHER ASSETS	92,622	5,175,519

TOTAL ASSETS	$8,428,441	$55,276,612

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) -

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Accounts payable	$3,892,098	$2,880,523
Accrued expenses and other current liabilities	3,138,308	5,460,301
Accrued payroll and related taxes	372,109	6,819,496
Current portion of revolving credit facility	—	10,812,981
Current portion of long-term debt	5,068,475	1,600,000
Current portion of notes payable other	336,690	2,509,681
Current portion of deferred revenue	1,079,113	—
Current portion of accrued restructuring costs	1,190,927	821,178

TOTAL CURRENT LIABILITIES	15,077,720	30,904,160

REVOLVING CREDIT FACILITY, net of current	—	4,000,000
LONG-TERM DEBT, net of discounts	9,123,679	3,973,333
NOTES PAYABLE – OTHER	2,155,652	—
WARRANT LIABILITY	1,221,183	—
DEFERRED REVENUE, net of current	1,162,122	—
ACCRUED RESTRUCTURING COSTS, net of current	509,872	203,424
NOTES PAYABLE-NOTEHOLDERS	550,000	550,000

TOTAL LIABILITIES	29,800,228	39,630,917
Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, Authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized, issued and outstanding 14,189,502 at September 30, 2008 and 13,208,916 December 31, 2007.)	1,420	1,321
Additional paid in capital	32,545,325	31,349,176
Accumulated deficit	(53,918,532)	(15,704,802)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(21,371,787)	15,645,695

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$8,428,441	$55,276,612

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

- CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS -

(UNAUDITED)

	For the three months ended September 30		For the nine months ended September 30
	2008	2007	2008	2007
REVENUES	$3,221,006	$52,426,731	$30,731,896	$139,669,803
COST OF SERVICES	2,083,638	46,547,818	27,737,278	120,014,617

GROSS PROFIT	1,137,368	5,878,913	2,994,618	19,655,186
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,986,500	4,718,843	13,936,110	19,909,699
RESTRUCTURING EXPENSE	—	(650,884)	2,100,422	2,201,116
DEPRECIATION AND AMORTIZATION EXPENSE	218,709	1,400,523	503,405	3,926,446
IMPAIRMENT OF GOODWILL	—	—	16,821,586	—
FIXED ASSETS IMPAIRMENT	—	—	1,022,210	—

INCOME (LOSS) FROM OPERATIONS	(1,067,841)	410,431	(31,389,115)	(6,382,075)

OTHER INCOME (EXPENSE)
Other income	505	—	299,820	654,385
Interest income	11,843	—	11,843	—
Interest, OID and warrant liability (expense)	(540,997)	(529,015)	(1,447,113)	(1,626,828)
Derivative income	26,063	—	26,063	—
Gain on restructuring of debt	—	—	686,797	—
Other (expense)	(1,496)	—	(100,625)	(438,526)
Gain (loss) on sale of subsidiary	—	—	(1,294,220)	—
Prepayment penalty on early retirement of debt	—	—	—	(1,949,928)

TOTAL OTHER INCOME (EXPENSE)	(504,082)	(529,015)	(1,817,435)	(3,360,897)

(LOSS ) BEFORE INCOME TAX EXPENSE (BENEFIT)	(1,571,923)	(118,584)	(33,206,550)	(9,742,972)
TAX EXPENSE (BENEFIT)	—	39,620	5,007,180	(3,353,119)

NET (LOSS)	$(1,571,923)	$(158,204)	$(38,213,730)	$(6,389,853)

(LOSS) PER COMMON SHARE
Basic and diluted	$(0.11)	$(0.01)	$(2.84)	$(0.53)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and diluted	13,905,961	13,208,916	13,462,042	12,090,189

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED

- STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) -

(UNAUDITED)

	Common Stock		Paid in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of December 31, 2007	13,208,916	$1,321	$31,349,176	$(15,704,802)	$15,645,695
Issuance of stock	980,586	99	470,872	—	470,971
Issuance of warrants	—	—	691,616	—	691,616
Stock based compensation	—	—	33,661	—	33,661
Net loss	—	—	—	(38,213,730)	(38,213,730)

Balance as of September 30, 2008	14,189,502	$1,420	$32,545,325	$(53,918,532)	$(21,371,787)

See notes to condensed interim consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30
	2008	2007
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(38,213,730)	$(6,389,853)
Adjustments to reconcile net (loss) to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	5,007,180	(3,424,764)
Depreciation and amortization	1,525,613	3,926,446
Impairment of goodwill	16,821,586	—
Provision for doubtful accounts	2,625,309	280,891
Provision for franchise receivables	1,638,879	—
Loss on sale of subsidiary	1,294,220	—
Issuance of warrants - Sub-debt shareholders	57,619	—
Issuance of warrants - M&T restructure cost	1,247,246	—
Stock based compensation	33,661	968,156
Debt forgiven on restructuring of M&T loans	(2,113,726)	—
Issuance of stock	120,967	—
Issuance of stock to related party	250,000
Interest expense converted to note payable	92,248	—
Interest expense – Original Issue Discount and Warrant Liability	186,095	—
Mark to Market (Gain) on Derivative Instruments	(26,063)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	13,075,904	(9,960,886)
(Increase) decrease in unbilled revenue	2,046,060	(782,754)
(Increase) in prepaid expenses and other current assets	(352,702)	(2,128,367)
(Increase) in other assets	(8,962)	(1,647,550)
Increase in accounts payable	1,011,576	1,301,887
Increase (decrease) in accrued expense and other accrued liabilities	(1,640,422)	4,340,742
Increase (decrease) in accrued payroll and related taxes	(2,608,775)	3,411,315
Decrease in deferred revenue	2,241,235	—
Increase in accrued restructuring costs	676,197	1,452,787
Total adjustments to net (loss)	43,200,945	(2,262,097)

Net cash provided by (used in) operating activities	4,987,215	(8,651,950)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(547,790)	(554,462)
Acquisition of business (net of cash acquired)	—	(19,000,000)

Net cash (used in) investing activities	(547,790)	(19,554,462)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	—	27,257,529
(Repayments) of long term debt – Bridge	—	(12,465,255)
Proceeds from issuance of ComVest debt	8,000,000	—
(Repayments) of ComVest term note	(475,347)	—
Borrowings on revolving credit facility - ComVest	530,000	—
(Repayments) of revolving credit facility - ComVest	(530,000)	—
(Repayments) of long-term debt – M&T, current portion	—	(466,667)
Proceeds (Repayments) of long-term debt – M&T	(1,360,009)	5,000,000
Net (repayments), Blue Lake debt	(450,000)	—
Net borrowings (repayments) on revolving credit facility, M&T Bank	(8,747,172)	14,821,143
Proceeds from issuance of common stock	100,000	(477,009)
Principal (repayments) on notes payable – other	(150,000)	(660,000)
Retirement of warrant liability	—	(3,291,775)
Conversion of shares voted against Merger	—	(11,076)
Fees incurred in refinancing	(693,082)	(141,505)

Net cash provided by (used in) financing activities	(3,775,610)	29,565,385

Net increase in cash and cash equivalents	663,815	1,358,973

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	1,993,641	499,654

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$2,657,456	$1,858,627

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the nine months ended September 30
	2008	2007
	(Unaudited)	(Audited)
Cash paid during the year for:
Interest	$912,068	$1,472,225
Income taxes	$—	$1,109,514

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

Non cash transactions:
ComVest Warrants issued and amortizable Original Issue Discount	$634,000	$—
ComVest financing and amortizable Original Issue Discount	$1,000,000	$—
ALS accrued interest converted to note payable (See Note 12)	$40,413	$—

On February 7, 2008, ClearPoint Business Resources, Inc. (the “Company”) sold its wholly-owned subsidiary, ClearPoint HRO, LLC (“ClearPoint HRO”) for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of ClearPoint HRO for a period of twenty four (24) months following February 7, 2008 (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries for $19,000,000 in cash, a note payable of $2,500,000, shares of common stock with a value of $2,500,000 and the assumption of approximately $400,000 of current liabilities (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing. At September 30, 2008, the Company had an accumulated deficit of $53,918,532 and working capital deficiency of $8,904,950. For the nine months ended September 30, 2008, the Company incurred a net loss of $38,213,730. Although the Company restructured its debt and obtained new financing in the second quarter of 2008, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months. In order to meet its future cash and liquidity needs, the Company may be required to raise additional financing. There is no assurance that the Company will be successful in obtaining additional financing. If the Company does not generate sufficient cash from operations or raise additional financing, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited interim condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.

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

ClearPoint provides comprehensive workforce management technology solutions throughout the United States, including its iLabor technology platform (“iLabor” or the “iLabor Network”), vendor management services (“VMS”) and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions. The Company now derives its revenues from fees related to iLabor technology, royalty fees related to contracts entered into under the previous business model which are no longer serviced by the Company and VMS fees. All core operations are centralized at its offices in Chalfont, Pennsylvania.

Terra Nova Acquisition Corporation (“Terra Nova”), incorporated in Delaware, was a blank check company formed on July 21, 2004 to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. On April 22, 2005, Terra Nova consummated an Initial Public Offering (“Offering”) of 4,800,000 units (“Units”) with each Unit consisting of one share of Terra Nova’s common stock, $0.0001 par value, and two redeemable common stock purchase warrants (“Warrants”) as described in Note 14 – Warrants. On April 26, 2005, Terra Nova consummated the closing of an additional 720,000 Units which were subject to the over-allotment option. The Units were sold at an offering price of $6.00 per Unit, generating total gross proceeds of $33,120,000. After deducting the underwriting discounts and commissions and the offering expenses, the total net proceeds to Terra Nova from the Offering were approximately $29,556,400, of which $28,648,800 was deposited into a trust fund (“Trust Fund”).

On February 12, 2007, ClearPoint consummated a merger (the “Merger”) with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with ClearPoint. At the closing of the Merger, ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to ClearPoint stockholders at the time of the Merger was placed into escrow to secure the indemnity rights of Terra Nova under the Merger agreement and are governed by the terms of an escrow agreement. A further ten percent (10%) of the Terra Nova common stock being issued to ClearPoint stockholders at the time of the Merger was placed into escrow to be released upon finalization of certain closing conditions pursuant to the Merger agreement which release has since occurred.

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

Upon consummation of the Merger, $30.6 million was released from the Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”) (see Note 11 – Long Term Debt and Revolving Credit Facility), of $12.45 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay the redemption of warrants related to its credit facility with Bridge in the amount of $3.29 million and (iv) to partially fund the acquisition of ALS, LLC (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements), and certain other related transaction costs.

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

(c) Revenue Recognition:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. The Company has transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open internet portal based iLabor network, as well as its closed client embedded VMS system.

The Company evaluated the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining that it was appropriate to record the revenue from the iLabor technology platform on a net basis after deducting costs related to suppliers for sourcing labor, which represent the direct costs of the contingent labor supplied, for clients. Generally, the Company is not the primarily obligated party in iLabor transactions and the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Prior to January 1, 2008, the Company’s primary major source of revenue was the temporary placement of workers. This revenue was recognized when earned and realizable and therefore when the following criteria had been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. As a result of changes in the Company’s business model in 2008, the Company recognizes revenue from four major sources:

•

For the three and nine months ended September 30, 2007 and the three months ended March 31, 2008, the Company recorded revenue from its temporary staffing operations, permanent placement fees, and temp-to-hire fees by formerly Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes were recorded in the period in which the services were performed. Temp-to-hire fees were generally recorded when the temporary employee was hired directly by the customer. ClearPoint reserved for billing adjustments, principally related to overbillings and client disputes, made after year end that related to services performed during the fiscal year. The reserve was estimated based on historical adjustment data as percent of sales. Permanent placement fees were recorded when the candidate commenced full-time employment and, if necessary, sales allowances were established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which was typically 30-60 days;

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

•

The Company also records royalty revenues when earned based upon the terms of the royalty agreements with Select, StaffChex and Townsend Careers, as defined below (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements); and

•	VMS revenue consists of management fees, which are recognized on the net method, and are recorded as revenue as the temporary staffing service is rendered to the client.

(d) Earnings (Loss) Per Share:

Basic loss per share is calculated by dividing net (loss) available to common stockholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is calculated by dividing (loss) available to common stockholders by the weighted average number of common shares outstanding for the period adjusted for the three and nine months ended to reflect potentially dilutive securities.

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

NOTE 4 — BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS AND LICENSING AGREEMENTS:

On May 22, 2008, ClearPoint entered into an amendment to a Managed Services Agreement with Townsend Careers, LLC (“Townsend Careers”) to take over certain contracts that were being serviced out of ClearPoint’s former Baltimore, MD office. Under the terms of the agreement, Townsend Careers agreed to pay ClearPoint a royalty fee of 6% of billings.

On April 8, 2008, the Licensing Agreement (the “Optos Licensing Agreement”) with Optos Capital, LLC (“Optos”) was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Koosharem Corp. d/b/a Select Staffing (“Select”), where ClearPoint Resources, Inc. (“CPR”), ClearPoint’s wholly owned subsidiary, is entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of the iLabor network in exchange for a $1.2 million payment ($900,000 paid on April 8, 2008 and $300,000 payable on July 1, 2008). On August 22, 2008, CPR, Select and Real Time Staffing Services, Inc. (“Real Time”) entered into a Settlement Agreement and Release (the “Select Settlement Agreement”) pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, as defined below, the License Agreement dated April 8, 2008 (the “Select License Agreement”) and the Temporary Help Services Subcontract dated April 8, 2008 (the “Select Subcontract”). Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900,000 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract, as described below; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement. The monthly revenue fees are split between the parties as provided in the Select License Agreement. Licensing fees related to this contract consist of amortizing deferred revenue of $83,000 plus an additional $250,000 of cash paid by Select over the life of the contract, which is 28 months.

The deferred revenue is comprised of the remaining balance of the original $900,000 payment, cash received on behalf of Select and relief of certain accounts payable owed to Select as of the settlement date (see Note 20 – Litigation for further detail.) In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. As of September 30, 2008, the net termination fee was estimated at $500,000 and was accrued in selling, general and administrative expenses. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.

On February 28, 2008, ClearPoint entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex, Inc. (“StaffChex”), a privately owned company. Under the StaffChex Purchase Agreement, StaffChex acquired all of the rights to customer accounts, as defined in the StaffChex Purchase Agreement, which had no book value, related to the temporary staffing services serviced by (i) KOR Capital, LLC (“KOR”) pursuant to the Franchise Agreement – Management Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. The prior agreements with StaffChex Servicing and KOR were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations. In consideration for the customer accounts acquired from ClearPoint, StaffChex issued to ClearPoint 15,444 shares of common stock of StaffChex that ClearPoint recorded at $0, and ClearPoint is entitled to receive up to 23,166 shares of StaffChex common stock, pursuant to the earnout provisions set forth in the StaffChex Purchase Agreement, which have been met. As a result, the Company is entitled to 19% of StaffChex’s outstanding stock. ClearPoint is using the cost accounting method to record earnings from this investment in StaffChex. In addition, ClearPoint entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to ClearPoint 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings under the acquired customer accounts for temporary staffing services. On March 5, 2008, ClearPoint completed the disposition and transfer of all of the customer accounts.

On February 7, 2008, CPR and ClearPoint HRO, LLC (“ClearPoint HRO”), a wholly owned subsidiary of CPR, entered into a Purchase Agreement (the “HRO Purchase Agreement”) with AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of its ownership interest of ClearPoint HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of ClearPoint HRO for a period of twenty four (24) months following February 7, 2008. To date, no such earnout has been earned.

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

Subsequent to the original estimated loss of $1,894,220 recorded on the sale of ClearPoint HRO, CPR recorded a $600,000 reversal of the originally estimated loss in the second quarter of 2008 in conjunction with the refinancing of M&T debt reducing the certificate of deposit sold.

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group (“ASG”) based in Florida that expanded the Company’s operations to clients in California and Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million (the “ALS Note”), shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ASG’s stockholders may also receive up to two additional $1 million payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been earned to date. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated in the table below. There have been no changes in circumstances that would indicate a change in the carrying amount recoverable.

Equipment, furniture and fixtures	$630,000
Contract rights	7,190,000
Goodwill	16,566,000

24,386,000
Liabilities assumed	(386,000)

Net assets acquired	$24,000,000

The following unaudited pro forma information presents a summary of condensed consolidated financial results for the nine months ended September 30, 2007 of the operations of the Company and ASG as if the acquisition had occurred on January 1, 2007, the beginning of the earliest period presented. The unaudited pro forma amounts below reflect interest on the debt incurred as a result of the acquisition of ASG, with interest calculated at the Company’s borrowing rate under its credit facilities. The unaudited pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.

Nine Months Ended September 30, 2007
(unaudited)
Revenue	$152,126,255

Net (loss)	$(6,636,446)

(Loss) per weighted average basic and diluted common share	$(0.55)

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Prepaid insurance	$219,468	$1,752,711
Security deposit – workers’ compensation policy	—	1,128,271
Other current assets	457,981	364,775

	$677,449	$3,245,757

NOTE 6 — EQUIPMENT, FURNITURE AND FIXTURES:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Furniture and fixtures	$29,150	$691,519
Computer software and equipment	1,716,892	1,172,705
Capital assets in process	—	897,060
Leasehold improvements	9,201	183,648

	1,755,243	2,944,932
Less, accumulated depreciation	(341,527)	(782,672)

Equipment, furniture and fixtures, net	$1,413,716	$2,162,260

Depreciation expense for the nine months ended September 30, 2008 and 2007 was $287,391 and $323,217, respectively. Depreciation expense for the three months ended September 30, 2008 and 2007 was $139,154 and $129,429, respectively. In March 2008, the Company recorded a fixed asset impairment charge of $1,022,210 as a result of the termination of franchise agreements described in Note 4– Business and Asset Acquisitions and Dispositions and Licensing Agreements. The Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7 — INTANGIBLE ASSETS:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(104,167)	(66,667)

Intangibles, net	$145,833	$183,333

The covenant not to compete is being amortized over its five (5) year life. Amortization expense of intangible assets for the nine months ended September 30, 2008 and 2007 was $37,500 for both periods respectively. Amortization expense of intangible assets for the three months ended September 30, 2008 and 2007 was $12,500 for both periods respectively. Historically, the Company had contract rights that were amortized over their estimated asset lives of two (2) to three (3) years. The Company determined that an impairment in contract rights existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 which was included in amortization expense for the year ended December 31, 2007 and no longer carries contracts rights on its balance sheet.

NOTE 8 — OTHER ASSETS

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Refundable insurance premium	$—	$4,351,242
Security deposits and other assets	92,622	824,277

	$92,622	$5,175,519

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Other accrued expenses	$2,299,909	$1,458,430
Insurance premiums payable	618,308	2,276,872
Letter of credit - workers’ compensation policy	—	1,500,000
Customer deposits	—	79,699
Due to franchisees	220,091	—
Income taxes payable	—	145,300

	$3,138,308	$5,460,301

NOTE 10 — ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. These expenses were present valued and accrued and will be paid out over a three year period. During the nine months ended September 30, 2008, the Company paid out $583,149 related to the 2007 restructuring reserve. Effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company recorded $496,784 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422. These expenses were present valued and accrued on a one time basis and will be paid out over a three year period. During the nine months ended September 30, 2008, the Company paid out $841,075 related to the 2008 restructuring reserve. The Company calculated the restructuring costs as follows:

2007 Restructuring Reserve (unaudited)	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at December 31, 2007	$702,863	$321,739	$1,024,602
Payments	(478,957)	(104,192)	(583,149)

Total accrued restructuring costs at September 30,2008	(223,906)	(217,546)	441,452
Less: current portion	(223,906)	(161,302)	(385,207)

Total accrued restructuring costs – long-term	$—	$56,244	$56,245

2008 Restructuring Reserve (unaudited)	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$496,784	$1,603,638	$2,100,422
Payments	(237,675)	(603,400)	(841,075)

Total accrued restructuring costs at September 30,2008	259,109	1,000,238	1,259,347
Less: current portion	(259,109)	(546,611)	(805,720)

Total accrued restructuring costs – long-term	$—	$453,627	$453,627

NOTE 11 — LONG TERM DEBT AND REVOLVING CREDIT FACILITY:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
Note payable to ComVest due December 31, 2010. Principal and interest payments payable monthly bearing interest of 10% per annum	$8,524,653	$—
Original Issue Discount on note payable to and warrant issued ComVest	(1,447,906)	—
M&T Loan	6,275,407	4,283,333
Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company	840,000	1,290,000

Total	14,192,154	5,573,333
Less: current portion	(5,068,475)	(1,600,000)

Long-term debt, net of current	$9,123,679	$3,973,333

Revolving Credit and Term Loan Agreement with ComVest

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”). Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million was treated as an original issue discount, and the Company received $8 million in respect of the Term Loan. The Company also issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per warrant. This warrant was valued at $634,000 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt. Amortization related to the warrants amounted to $72 for the three and nine months ended September 30, 2008. The maximum amount that may be outstanding under the Revolver is initially $3 million (the “Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the Revolver Maximum will be reduced by an amount equal to 5.5% of the Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the Revolver exceed the Revolver Maximum, the Company must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the Revolver Maximum. The Company may borrow under the Revolver from time to time, up to the then applicable Revolver Maximum. The amounts due under the Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At September 30, 2008, the interest rate on the Revolver was 7.25%. The Term Loan bears interest at a rate of 10% per annum. The Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the Loan Agreement. Amounts due under the Loans are payable monthly, beginning July 1, 2008. The outstanding principal amount of the Term Loan is payable as follows: $150,000 on July 1, 2008 and subsequent payments are to be in an amount equal to the greater of (i) $200,000 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450,000 or certain license fees, royalties, use fees and/or other such payments collected by the Company during the preceding month less (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 will be in an amount equal to the entire remaining principal balance, if any, of the Term Loan.

The Loans mature on December 31, 2010 subject to certain prepayment requirements related to the Term Loan. The Loan Agreement provides that, subject to certain exceptions, the Company must prepay the Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of the Company, change of control of the Company or the sale of all or a material portion of the Company’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of the Company. As provided by the Loan Agreement and the Loans, ComVest may collect amounts due under the Loans from a “lockbox” account of the Company and/or charge the Revolver for such amounts. Royalty payments received from Select, StaffChex and Townsend Careers are segregated and solely used for the repayment of the Term Loan. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200,000, the Company must make up the difference from its operating cash. In the event that royalty receipts from these sources exceeds $450,000 in a given month, the Company may utilize the excess for operations or offset amounts owed on the Revolver at its discretion. The outstanding borrowings under the Loan Agreement are secured by all the assets of the Company.

Beginning with fiscal quarter ending December 31, 2009, the Company must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009. Until all obligations owing to ComVest have been paid in full and the Revolver has been terminated, the Company must comply with various notice and other reporting covenants including, but not limited to, providing notice to ComVest upon the occurrence of certain events, periodically furnishing certain financial statements and other information to ComVest, maintaining its books and records and permitting inspection of such materials by ComVest upon reasonable request. The Company is currently in compliance with the applicable notice and reporting requirements required under the ComVest Loan Agreement.

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

The balance of $530,000 was paid during the quarter ended September 30, 2008 and no balance was due as of September 30, 2008.

The Company utilized the proceeds of the Loans to repay approximately $1,050,000 pursuant to the M&T Restructure Agreement, as defined below, owed to Manufacturers and Traders Trust Company (“M&T”), a creditor of the Company and approximately $530,000 in closing costs and expenses.

Loan Modification and Restructure Agreement

The Company entered into a credit agreement, dated as of February 23, 2007, as amended (the “M&T Credit Agreement”), with M&T and the several banks and other financial institutions from time to time parties thereto for a revolving credit facility and a term loan. On May 21, 2008, the Company defaulted on its obligations under the Credit Agreement as a result of its failure to comply with financial covenants contained in the M&T Credit Agreement, including obligations to maintain certain leverage and fixed charge coverage ratios. As a consequence of the default, M&T declared all outstanding obligations to be immediately due and payable and demanded the immediate payment of such amounts, which constituted approximately $11 million.

In connection with the Loan Agreement with ComVest described above, the Company and M&T entered into a Loan Modification and Restructure Agreement dated June 20, 2008 (the “M&T Restructure Agreement”) pursuant to which the parties agreed to: (i) consolidate the M&T revolving credit loan of $7,065,809 and the M&T term loan of $3,866,667 (the “M&T Obligations”), (ii) reduce the carrying amount of the consolidated obligations from $10,932,476 to $8,600,000, net of cash payments made during the negotiations, (iii) subordinate the M&T Obligations to the Company’s obligations to ComVest (the “ComVest Obligations”) and (iv) permit the Company to repay the M&T Obligations on a deferred term basis. The M&T Restructure Agreement provides that on the earlier of the first day of the calendar month following the Company’s full satisfaction of the ComVest Obligations or January 1, 2011 (the “Obligations Amortization Date”), the Company shall repay a total of $3 million in principal amount (the “M&T Deferred Obligations”) to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and spring back events, as set forth in the agreement. In the event of a sale of substantially all of the Company’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, the Company must prepay the M&T Deferred Obligations by an amount equal to 25% of such proceeds as are payable to ComVest under such circumstances.

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008. At September 30, 2008, the Company remitted approximately $901,000 to M&T against the $3 million accounts receivable target. The Company filed the required federal and state tax returns for the applicable period and anticipates that the refunds will be remitted to M&T prior to December 31, 2008. Subsequent to September 30, 2008, the Company received and remitted approximately $927,000 in federal tax refunds to M&T. In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations. Excesses of such amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

The Company issued to M&T warrants to purchase, in the aggregate, 1,500,000 shares of its common stock of which warrants to purchase 1,200,000 shares have an exercise price of $0.01 and warrants to purchase 300,000 shares have an exercise price of $1.00. In accordance with FAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“FAS 150”), the fair value of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. At September 30, 2008, the balance sheet included a warrant liability of $1,221,183 related to the fair value of warrants issued to M&T in connection with the M&T Restructure Agreement (See Note 14 – Warrants). The gain on restructuring of debt of $686,797 recorded in the current period reflects the reduction in principal carrying balance offset by the fair value of the warrants and other direct costs.

The Company accounted for the M&T Restructure Agreement pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which required the Company to reduce the carrying amount of the old debt (M&T Obligations of $10,932,476 by the minimum cash value of the put option of the warrants issued ($1,200,000), determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T Loan Modification of $8,600,000 and future interest payment of $218,750 (SFAS No. 15 also requires that the new debt be recorded as the total of future cash payments)), and if so, record a gain on the excess of the carrying of the remaining debt over the future cash payments of the new debt, reduced by the unamortized deferred financed cost and current refinancing cost of $226,929. As a result of the application of SFAS No. 15, the Company recorded a gain of $686,797, which is reflected in the unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2008.

M&T had issued (i) a certain certificate of deposit to the Company in the amount of $1.5 million (the “COD”) and (ii) a certain standby letter of credit for the account of the Company in favor of Ace Risk Management (the “Ace Letter of Credit”). M&T liquidated the COD and applied $600,000 of the COD to the M&T Obligations. To the extent M&T is required to make payments under the Ace Letter of Credit in excess of $900,000 at any time, such excess shall be added to the M&T Deferred Obligations. Excesses of such amount paid will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief

Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness. At September 30, 2008, the Company was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note as defined below. For each $50,000 paid on account of the Blue Lake Note, Mr. Traina and Christopher Ferguson, a majority shareholder and the former director, President and Secretary of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

Note Payable to Blue Lake Rancheria

On March 1, 2005, CPR issued a Promissory Note (“Blue Lake Note”) to Blue Lake Rancheria, a fully recognized Indian tribe (“Blue Lake”), for $1,290,000 in principal amount guaranteed by Michael Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, a majority shareholder and the former director, President and Secretary of ClearPoint and CPR. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under the Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (“Amended Blue Lake Note”) with a principal amount of $1,290,000, which is due and payable as follows: (i) $200,000 was paid on April 8, 2008; (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008, and the last to occur on April 1, 2009; and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000, plus accrued interest. The interest rate in the Amended Blue Lake Note was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note. The current balance due on the Amended Blue Lake Note is $840,000 and the Company is current in all payments.

Deferred Financing Costs

Amortization of deferred financing costs for the nine months ended September 30, 2008 and 2007 was $90,640 and $426,979 respectively. Amortization of deferred financing costs for the three months ended September 30, 2008 and 2007 was $67,056 and $11,792. The balance of the deferred financing costs related to the M&T financing of $78,614 was offset against the gain on the restructuring of debt.

On February 28, 2005, CPR and certain of its subsidiaries entered into a Loan and Security Agreement with Bridge. The revolving loan and term loan from Bridge were completely paid off on February 12, 2007 from the proceeds received as a result of the Merger. This resulted in a pre-payment penalty of $1,949,928 which was expensed in the three months ended March 31, 2007. In addition, the unamortized deferred finance costs related to the Bridge debt amounted to $370,712 at the time of pre-payment. This amount was expensed as part of the amortization of deferred financing costs in the nine months ended September 30, 2007.

Warrants – Bridge

In connection with Bridge’s $10,000,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and could be exercised until February 28, 2015. The Company accounted for the warrants issued to the investors as a liability under the provisions of

FAS 150.” The warrants were initially valued at $396,000 by an independent valuation company. This initial value had been recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $0 and $132,057 was recorded by the Company as interest expense for the three months ended March 31, 2008 and 2007, respectively. The warrants were fair valued each reporting period and the increase/decrease is reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,291,775. The warrant holders were paid $3,291,775 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

NOTE 12 — NOTES PAYABLE:

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
NOTES PAYABLE-NOTEHOLDERS
Notes payable to various noteholders due March 31, 2010. The notes have an interest rate of 12%	$550,000	$550,000

Total notes payable-noteholders	$550,000	$550,000

Sub Notes

On March 1, 2005, CPR issued Amended and Restated Notes (collectively, the “Sub Notes”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. LLC (collectively, the “Sub Noteholders”) for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. LLC (“Fergco”) is twenty-five percent (25%) owned by Christopher Ferguson, a majority shareholder and the former director, President and Secretary of ClearPoint and CPR.

Effective March 31, 2008, the Company amended and restated the Sub Notes, and extended their maturity dates under the following agreements: (i) the amended sub notes, dated March 31, 2008 and issued by CPR to each Sub Noteholder (collectively, the “Amended Sub Notes”); and (ii) the initial sub note warrants (collectively, the “Initial Sub Note Warrants”) to purchase 15,000 shares of common stock issued to each Sub Noteholder for every $100,000 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note was due and payable on March 31, 2009, provided that CPR had the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder upon an event of default the note and accrued interest are immediately due and payable.

In consideration of each Sub Noteholder agreeing to extend the maturity date of their note, the Company issued the Initial Sub Note Warrants to the Sub Noteholders to purchase, in the aggregate, 82,500 shares of common stock (the “Sub Note Warrant Shares”). The Initial Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55 per share, the closing price per share of common stock on March 31, 2008. CPR has the right in its sole discretion, to extend the maturity date of the Amended Sub Notes to March 31, 2010, and in connection with such extension, the Sub Noteholders will have the right to receive additional Sub Note Warrants (the “Additional Sub Note Warrants”) to purchase, in the aggregate, an additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55 per share. The Initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split. As of September 30, 2008, the Company made the required interest payments on the Amended Sub Notes.

On June 20, 2008, CPR exercised its right to extend the maturity date of the Amended Sub Notes to March 31, 2010 and, in connection with such extension, issued a notice dated June 25, 2008 (the “Sub Noteholder Notices”) to each Sub Noteholder. The Sub Noteholder Notices notify the Sub Noteholders that the Company is extending the maturity date of the Sub Notes in connection with its transaction with ComVest. In connection with the Sub Noteholder Notices, each

Sub Noteholder received an Additional Sub Note Warrant. The Sub Noteholders received the Additional Sub Note Warrants to purchase the following Sub Note Warrant Shares: B&N Associates, LLC and Ms. Drew each received an Additional Sub Note Warrant to purchase 15,000 Sub Note Warrant Shares; Fergco received an Additional Sub Note Warrant to purchase 45,000 Sub Note Warrant Shares; and Mr. Kingfield received the Additional Sub Note Warrant to purchase 7,500 Sub Note Warrant Shares. The Additional Sub Note Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011 at an exercise price of $1.55 per share. The Company valued the warrants at $7,619 using the Black-Scholes valuation model and they were expensed under selling, general and administrative expenses. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

In connection with the Loan Agreement with ComVest described above, ComVest entered into a Subordination Agreement dated June 20, 2008 (the “Noteholder Subordination Agreement”) with each of the Sub Noteholders and CPR. Pursuant to the Noteholder Subordination Agreement, the Sub Noteholders agreed to subordinate ClearPoint’s obligations to them under the Amended Sub Notes to the ComVest Obligations. So long as no event of default under the Loan Agreement has occurred, the Company may continue to make scheduled payments of principal and accrued interest when due in accordance with the Amended Sub Notes. In the case of an event of default under the ComVest Loan Agreement, the Company may not pay and the Sub Noteholders may not seek payment on the Amended Sub Notes until the obligations owing to ComVest have been satisfied in full. The Noteholder Subordination Agreement also sets forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors. The Noteholder Subordination Agreement also sets forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors.

Bridge Notes

On June 12, 2008, the Company issued notes (the “Original Bridge Notes”) to each of Messrs. Traina, Drew and TerraNova Partners, L.P. (“TerraNova” and, together with Messrs. Traina and Drew, the “Bridge Lenders”) in the principal amounts of $104,449, $50,000 and $100,000, respectively. Mr. Drew is a member of the Company’s board of directors and TerraNova, a majority stockholder of the Company, is 100% beneficially owned by Mr. Kololian, the Company’s lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company. On June 26, 2008, the Company issued amended and restated Original Bridge Notes (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company shall have the right to repay the Amended Bridge Notes in shares of Common Stock at a price equal to the closing price of the Common Stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Original Bridge Note.

On June 25, 2008 Mr. Drew’s Amended Bridge Note was repaid in full and Mr. Traina was repaid $5,000 in connection with his Amended Bridge Note. The balance of Mr. Traina’s Amended Bridge Note was repaid on July 16, 2008.

On August 12, 2008, the Company’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova in 204,082 shares of common stock, based on a valuation at the June 26, 2008 closing price in accordance with the terms of the Amended Bridge Note.

CPR issued promissory notes (the “Promissory Notes”), dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Michael Traina, the Company’s and CPR’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the former director, President and Secretary of the Company and CPR, in consideration for loans of $800,000 made to CPR. Pursuant to a voting agreement (the “Voting Agreement”), each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of the issued and outstanding shares of the Company’s common stock.

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

The terms of the Promissory Notes were identical. The principal amount of each Promissory Note was $400,000, and each bore interest at the rate of 6% per annum, which was to be paid quarterly, and each were due on February 22, 2009. The Promissory Notes were subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement, as amended.

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
NOTES PAYABLE-OTHER
Notes payable - ALS, LLC	$2,155,652	$2,022,991
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. dated August 14, 2006 and due and payable December 31, 2008. Interest is calculated at 8% per annum	336,690	486,690

	2,492,342	2,509,681
Less: current portion	(336,690)	(2,509,681)

Total notes payable-noteholders	$2,155,652	$—

Pursuant to the $150,000 payment made on July 2, 2008, the due date for the StaffBridge Note, as defined below, was extended to December 31, 2008.

Notes Payable – ALS, LLC

In connection with the transaction with ComVest described above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS, LLC and its subsidiaries (“ALS”) whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008, as defined below; (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,155,562 (remaining principal balance of $2,022,900 plus accrued interest of $132,662) bearing interest at a rate of 5% per annum (a reduction from 7%) payable in 24 equal monthly installments, commencing January 2014, payable as permitted pursuant to the ALS Subordination Letter; (iii) that the Company would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition concurrently with the execution of the ALS Agreement; (iv) that ALS may defend and indemnify the Company in connection with the TSIL Litigation, as defined in Note 20 – Litigation, and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation.

The transaction was not classified as a restructuring of debt. The Company valued the ALS Shares at their fair market value as of the date of issuance of $101,500 and recorded that amount as an expense during the nine months ended September 30, 2008.

Subordination Letter

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.

Notes Payable – StaffBridge

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

In addition, in connection with the financing transaction with ComVest, on June 30, 2008, the former shareholders of StaffBridge, Inc. (the “StaffBridge Shareholders”), executed a Debt Extension Agreement (the “Debt Extension Agreement”) and entered into a Subordination Agreement (the “StaffBridge Subordination Agreement”) with ComVest and CPR.

Pursuant to the Debt Extension Agreement, the StaffBridge Shareholders agreed that, in connection with the receipt from the Company of $150,000 payable for work performed by TSP 2, Inc., an entity controlled by certain StaffBridge Shareholders and a contractor for the Company (“TSP”), the StaffBridge Note was amended, effective June 30, 2008, to extend the maturity date to December 31, 2008 and to reduce the outstanding principal amount to $336,690. Upon the Company’s payment of an additional $150,000 and any additional amounts then outstanding for work performed by TSP, the StaffBridge Shareholders agreed to amend the StaffBridge Note to further extend the maturity date to June 30, 2009.

Pursuant to the StaffBridge Subordination Agreement, the StaffBridge Shareholders agreed to subordinate the Company’s obligations to them under the StaffBridge Note to the ComVest Obligations. So long as no event of default under the Loan Agreement with ComVest has occurred, the Company may continue to make scheduled payments of principal and accrued interest when due in accordance with the StaffBridge Note. In the case of an event of default under the Loan Agreement, the Company may not pay and the StaffBridge Shareholders may not seek payment on the StaffBridge Note until the ComVest Obligations have been satisfied in full. The Subordination Agreement also sets forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors.

NOTE 13 — STOCK-BASED COMPENSATION:

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

Stock options granted under the Company’s 2006 Long-Term Incentive Plan (“LTI Plan”), which was approved by the stockholders on February 12, 2007, may expire up to ten years after the date of grant or earlier at the determination of the board of directors. Under the LTI Plan, the Company reserved 2,750,000 shares of stock in accordance with the plan’s terms. The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of the grant. The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant. As of September 30, 2008, 1,032,800 options were outstanding to key employees and directors of the Company which vest over 1.69 years and have an intrinsic value of $0.

The Company’s results of operations for the three and nine months ended September 30, 2008 included share-based employee compensation totaling $12,556 and $33,661, respectively. The Company’s results of operations for the three and nine months ended September 30, 2007 included share-based employee compensation totaling $77,411 and $968,156, respectively. Such amounts were included in the Statements of Operations in selling, general and administrative expenses. As of September 30, 2008, there was $176,718 of unrecognized compensation cost related to all unvested stock options. The fair value of these options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

	Three months ended September 30, 2008	Nine months ended September 30, 2008
Volatility	118%	22-118%
Expected term in years	10 years	10 years
Risk-free interest rate	3.79%	3.79-4.36%
Expected dividend yield	0%	0%

The following information relates to the stock option activity under the LTI Plan for the nine months ended September 30, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Outstanding at January 1, 2008	816,000	$5.68	3.39 years
Granted	515,000	$0.30	10 years
Exercised	—	—	—
Cancelled	(298,200)	—	—

Outstanding and exercisable at September 30, 2008	1,032,800	$2.99	6.69 years

The aggregate intrinsic value for the options in the table above was zero at September 30, 2008 based on the closing common share price of $0.15 as at September 30, 2008. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2008. This amount changes based on the fair market value of the Company’s common stock.

NOTE 14 — WARRANTS:

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

On March 1, 2005, CPR issued the Sub Notes to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. LLC for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. LLC is twenty-five (25%) owned by Christopher Ferguson, the former director, President and Secretary of ClearPoint and CPR and majority stockholder. The Company amended and restated the Sub Notes on March 31, 2008 and extended the maturity date of the Sub Notes on June 20, 2008. In connection with such amendments, the Company issued to the respective Sub Noteholders the Initial Sub Note Warrants and the Additional Sub Note Warrants to purchase an aggregate of 165,000 shares of ClearPoint common stock. (See Note 12 – Notes Payable).

Warrants Issued to ComVest and M&T

ComVest Warrant

In connection with the transaction with ComVest described above, the Company issued to ComVest a Warrant dated June 20, 2008 (the “ComVest Warrant”) to purchase, in the aggregate, 2,210,825 shares (the “ComVest Warrant Shares”) of the Company’s common stock for an exercise price of $.01 per share (the “ComVest Exercise Price”). The ComVest Warrant is exercisable until June 30, 2014. The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the common stock; merger, consolidation or share exchange; and certain issuances of Common Stock. The ComVest Warrant may be exercised via a “cashless exercise.”

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

The M&T Warrants are exercisable until June 20, 2012 and may be exercised by reducing the cash amount of the M&T Deferred Obligations pursuant to the M&T Restructure Agreement. The M&T Warrants also contain provisions related to the adjustment of the respective exercise prices and number of shares issuable upon exercise of the M&T Warrants and a provision allowing for “cashless exercise.” In addition, the M&T Warrants, and all shares of common stock issued or issuable thereunder (the “M&T Warrant Shares”), may be redeemed at a redemption price per share of $1.00, in whole or in part, at the option of M&T at any time after June 20, 2011 and prior to the expiration date of June 20, 2012. The holder shall deliver to the Company written notice (a “Put Notice”) indicating the number of shares of common stock to be included in such purchase and redemption. If the Company fails to redeem and/or pay the redemption price for the shares of common stock requested for redemption by M&T, interest on the unpaid amount shall accrue at 12% per annum until paid in full.

Registration Rights Agreement

The Company entered into a Registration Rights Agreement dated June 20, 2008 (the “Registration Rights Agreement”) for the benefit of ComVest and M&T (collectively, the “Investors”). The Company agreed to: (i) prepare and file with the SEC a registration statement (the “Registration Statement”) covering the resale of the ComVest Warrant Shares and the M&T Warrant Shares (the “Registrable Shares”), no later than September 18, 2008 (the “Filing Deadline”) and (ii) use its best efforts to cause the Registration Statement to be declared effective by the SEC as promptly as possible after filing and keep such Registration Statement effective for the period set forth in the Registration Rights Agreement. As of the date of this report, the Company has not filed the Registration Statement.

On November 7, 2008 and November 12, 2008, ComVest and M&T, respectively, entered into Waiver and Consent Agreements with the Company pursuant to which the Investors waived (i) the requirement that Registration Statement be filed by the Filing Deadline and (ii) the remedies available to the Investors as a result of the Company’s failure to file the Registration Statement by the Filing Deadline. In addition, the Investors and the Company agreed that the Company shall file the Registration Statement on or prior to December 1, 2008.

In the event the Company fails to (i) use its best efforts to cause the Registration Statement to be declared effective after the Filing Deadline, as extended, or (ii) comply with certain other requirements under the Registration Rights Agreement for specified periods of time, it must pay to the Investors fees for such failure, up to $750,000 in the aggregate.

Subject to certain conditions, the Investors also have certain “piggy-back” registration rights in the event the Company proposes a registration of shares of common stock at a time when the Registration Statement for the Registrable Shares is not effective.

NOTE 15 — FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements (SFAS 157). SFAS 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

Level 1-Inputs are unadjusted quoted prices in active markets for identical assets or liabilities available at the measurement date.

Level 2-Inputs are unadjusted quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar assets and liabilities in markets that are not active, inputs other then quoted prices that are observable, and inputs derived from or corroborated by observable market data.

Level 3-Inputs are unobservable inputs which reflect the reporting entity’s own assumptions on what assumptions the market participants would use in pricing the asset or liability based on the best available information.

The adoption of SFAS No. 157 did not have a material impact on our fair value measurements.

The following tables present our assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements Reporting Date
Description	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:	$—	$—	$—	$—

Total Assets	$—	$—	$—	$—

Liabilities:
Warrant Liability (See Note 14)	$1,221,183	$—	$—	$1,221,183

Total Liabilities	$1,221,183	$—	$—	$1,221,183

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Long-term investments available for sale
Beginning Balance	$—
Total gains or (losses) (realized/unrealized)
Included in earnings	(26,063)
Included in other comprehensive income	—
Purchases, issuances and settlements	1,247,246
Transfer in and/or out of Level 3	—

Ending Balance	$1,221,183

The amount of total gains or (losses) for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

NOTE 16 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases offices and equipment under operating leases that expire over one to three years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of September 30, 2008 were as follows:

Remainder of fiscal 2008	$160,734
Fiscal 2009	229,521
Fiscal 2010	62,916

Total	$453,171

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).

NOTE 17 — INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. In the first quarter of fiscal 2008, the deferred tax asset balance was offset by $5,007,180 valuation allowance. In addition, the Company established a 100% valuation allowance against the income tax benefit resulting from operations during the nine months ended September 30, 2008. The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax assets, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

The Company filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement and believes that these funds will be received prior to December 31, 2008. To the extent they are received, these funds will be remitted directly to M&T in satisfaction of that portion of the Company’s obligation. Subsequent to September 30, 2008, the Company received and remitted approximately $927,000 in federal tax refunds to M&T.

NOTE 18 — LOSS PER SHARE CALCULATION:

The following table sets forth the computation of basic and diluted earnings per share for the nine months ended September 30, 2008 and 2007:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(38,213,730)	$(6,389,853)

Denominator
Basic and diluted weighted average shares	13,462,042	12,090,189
Basic and diluted earnings per share	$(2.84)	$(0.53)

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(1,571,923)	$(158,204)

Denominator
Basic and diluted weighted average shares	13,905,961	13,208,916
Basic and diluted earnings per share	$(0.11)	$(0.01)

In accordance with SFAS No. 128, “Earnings Per Share,” stock options and warrants outstanding at September 30, 2008 and 2007 to purchase 13,595,600 shares and 11,856,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share as they were anti-dilutive.

In connection with the amendment and restatement of certain promissory notes on March 31, 2008 and June 20, 2008, ClearPoint issued to the respective noteholders warrants to purchase an aggregate of 165,000 shares of ClearPoint common stock (see Note 12 – Notes Payable).

NOTE 19 — MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with the Chief Executive Officer (“CEO”) of the Company, whereby the Company agreed to pay the CEO $25,000 per month, plus benefits, with the term of the agreement being 3 years. At September 30, 2008, the CEO and the former President (as noted below) each beneficially owned, as per the Voting Agreement, a majority of the outstanding common stock of the Company.

On February 28, 2008, Christopher Ferguson, the Company’s former director, President and Secretary, resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007, such employment agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to be a designee under the Voting Agreement and not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities. As of September 30, 2008, the Company has paid Mr. Ferguson approximately $57,000 pursuant to his consulting agreement.

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company has agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with the Company’s LTI Plan. As of September 30, 2008, the Company paid Mr. Braun approximately $52,000 pursuant to the Braun Separation Agreement.

On June 20, 2008, John Phillips and the Company entered into an Employment Agreement (the “Phillips Employment Agreement”). Pursuant to the Phillips Employment Agreement, Mr. Phillips’ current base salary is $175,000 per year, which may be increased in accordance with the Company’s normal compensation review practices. On November 7, 2008, the Company’s board of directors increased Mr. Phillips’ base salary to $195,000 effective November 10, 2008. Mr. Phillips is also entitled to participate in any benefit plan of the Company currently available to executive officers to the extent he is eligible under the provisions thereof, and the Company will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family. Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by the Company’s CEO, the board of the directors and the Compensation Committee. On August 20, 2008, Mr. Phillips was granted stock options to purchase 50,000 shares of the Company’s common stock. The options vest in three equal annual installments beginning August 20, 2009 and expire August 20, 2018. The exercise price of the options is $0.30 per share.

NOTE 20 — LITIGATION:

Westaff, Inc.

In February of 2007, the Company entered into a three party settlement agreement between ClearPoint, Westaff, Inc (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266,000 to Westaff, plus legal fees of $56,000, and in return for such consideration, Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses was $322,000 in the nine months ended September 30, 2007.

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

Temporary Services Insurance Ltd.

On September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of the Company.

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

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. A LS has filed its Answer to the Company’s Crossclaim, denying all claims, and has filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under the ALS Note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008 (the “Order”), requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about June 19, 2008, in connection with ALS’ agreement to subordinate the ALS Note to ComVest and M&T, ALS and its subsidiaries as well as certain other individuals (collectively, the “ALS Parties”) entered into a letter agreement with the Company (the “Letter Agreement”). In the Letter Agreement, the ALS Parties and the Company agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify the Company in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for the Company’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300,000;

•

That the ALS Parties and the Company shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, the Company shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and the ALS Note; and

•

The Company agreed not to assert its right to set off from the ALS Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against the Company in the TSIL Litigation, or the amount of TSIL’s claims against the Company are liquidated by settlement or otherwise.

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

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9 th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ASG”) and CP Advantage. Sunz claims to have provided workers compensation insurance to ASG and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ASG and CP Advantage owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.

CPR filed a Motion to Dismiss on August 4, 2008, alleging that Sunz failed to attach to the complaint all documents necessary to calculate the amount of the premiums due under the policy.

Select Staffing

On July 29, 2008, Koosharem Corporation (“Koosharem”) and Real Time doing business as Select Staffing (collectively, “Select”), filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company and on August 1, 2008, Select filed an amended complaint. In the amended complaint, Select alleges that the Company entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through the Company to its customers. Select claims that the Company currently owes it $1,033,210 for services performed. Select seeks, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000,000 as well as court costs and other just and proper relief.

On August 22, 2008, CPR, Real Time and Select entered into the Select Settlement Agreement pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, the Select License Agreement and the Select Subcontract. Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900,000 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain customer accounts; (iii) to execute an amendment to the Select Subcontract; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement and to terminate the Select License Agreement effective August 22, 2008.

The Company reserved amounts on its balance sheet for some, but not all, of these matters. An adverse decision in a matter for which the Company has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that the Company’s management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of the Company’s business strategy, which may negatively impact the Company’s financial position and results of operations.

The principal risks that the Company insures against are general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, the Company records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

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

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of ClearPoint Business Resources, Inc. together with its consolidated subsidiaries (“ClearPoint” or the “Company”). The information contained in Item 2 has been derived from, and should be read in conjunction with, the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and the Company’s Annual Report on Form 10-K/A filed on April 29, 2008 with the Securities and Exchange Commission (the “SEC”).

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Some of the forward-looking statements can be identified by the use of forward-looking terms such as “believes,” “expects,” “may,” “will,” “should,” “could,” “seeks,” “intends,” “plans,” “estimates,” “anticipates” or other comparable terms. Forward-looking statements involve inherent risks and uncertainties. A number of important factors could cause actual results to differ materially from those in the forward-looking statements. The risks and uncertainties discussed in “Risk Factors” included in the reports filed by the Company with the SEC including, but not limited to, this Quarterly Report on Form 10-Q, should be considered in evaluating the Company’s forward-looking statements. The Company has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof. The Company cautions readers not to place undue reliance upon any such forward-looking statements, which speak only as of the date made.

Information contained in this section and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted. Percentages contained in this section were calculated, where possible, using the information from the Company’s consolidated financial statements, and not the rounded information provided in this section. As a result, these percentages may differ slightly from calculations obtained based upon the rounded figures provided in this section and totals contained in this section may be affected by rounding.

Overview

ClearPoint is a workforce management solutions provider to clients ranging from small businesses to Fortune 500 companies. During the fiscal year ended December 31, 2007, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor. During the nine months ended September 30, 2008, ClearPoint began to transition its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network (“iLabor” or the “iLabor Network”). Under its new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers.

ClearPoint’s iLabor Network is a proprietary, technology-based platform that provides its clients with a comprehensive web-based portal to streamline the process involved in procurement and management of temporary labor through a network of ClearPoint-approved staffing suppliers. The iLabor platform provides a virtual marketplace for the e-procurement of temporary labor and provides clients with one contract and one contact point to order temporary labor on a national scale. iLabor is an on-demand e-procurement solution which eliminates the need for clients to install and maintain costly hardware and software applications. The client can access iLabor through standard Internet connections and web browsers, which also eliminates the need for time consuming and costly systems integrations. The iLabor platform provides real time feedback on all posted positions and provides a centralized reporting mechanism for clients to review and monitor their spending on temporary labor.

ClearPoint derives its revenues from the following sources: (i) royalty payments related to client contracts which ClearPoint subcontracted or sold to other providers of temporary staffing services; (ii) revenues generated by the iLabor Network; and (iii) revenues related to ClearPoint’s vendor management services (“VMS”) system.

Historically, ClearPoint has funded its cash and liquidity needs through cash generated from operations and debt financing. ClearPoint incurred net losses of approximately $1.6 million, $38.2 million, $12.4 million, $1.4 million and $1.2 million for the three and nine months ended September 30, 2008 and the fiscal years ended December 31, 2007, 2006 and 2005, respectively. For the three and nine months ended September 30, 2007, ClearPoint incurred net losses of $0.2 million and $6.4 million, respectively. ClearPoint is highly leveraged and has very limited financial resources. At September 30, 2008, ClearPoint had cash and cash equivalents of $2.7 million, $30.2 million of total liabilities and accumulated deficit of approximately $53.9 million.

During the nine months ended September 30, 2008, ClearPoint defaulted on its debt obligations with Manufactuers and Traders Trust Company (“M&T”) and had to restructure its outstanding debt obligations. Effective June 20, 2008, ClearPoint replaced M&T with ComVest Capital, LLC (“ComVest”) as its senior lender.

As of September 30, 2008, cash projected to be generated from operations will not be sufficient to fund operations and meet debt repayment obligations. In order to meet its cash and liquidity needs, ClearPoint will be required to raise additional financing. There is no assurance that ClearPoint will be successful in obtaining additional financing on terms which are satisfactory to ClearPoint, if at all. If ClearPoint cannot raise additional financing, there is substantial doubt about the ability of ClearPoint to continue as a going concern for the next twelve months.

As a result of its liquidity problems, ClearPoint included a “going concern” note in its condensed interim consolidated financial statements for the fiscal quarter ended September 30, 2008 (see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q), which stated that there was substantial doubt about ClearPoint’s ability to continue as a going concern.

ClearPoint failed to comply with certain listing standards of The Nasdaq Stock Market LLC (“Nasdaq”) relating to stockholder’s equity, market value and net income and, effective September 11, 2008, trading in its securities on Nasdaq was suspended. ClearPoint’s securities will be delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. ClearPoint’s securities are currently quoted on The OTC Bulletin Board.

ClearPoint continues to face significant business challenges related to its ability to:

•	service and repay outstanding debt obligations;

•	fully realize its revenues utilizing its iLabor Network;

•	address material weaknesses in internal control over financial reporting; and

•	facilitate the market acceptance of the iLabor Network.

For a more detailed discussion of these matters, see “Item 1A. Risk Factors” of Part II of this Quarterly Report on Form 10-Q.

In the face of these challenges, ClearPoint expects to focus on the following:

•	maintain and enhance the functionality of its iLabor Network;

•	execute on fully adopted implementation programs for current and prospective clients;

•	continue to expand its supplier base to provide more extensive market coverage; and

•	increase sales and marketing efforts through direct and indirect channels.

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

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors, including, but not limited to, competition in its markets, availability of qualified personnel and the personnel demands of its clients. Historically, ClearPoint has experienced a rise in demand from its transportation and retail clients in the third and fourth quarter due to the increase in the shipment of products for the holiday season. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and client planning cycles. Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients. This revenue seasonality will also typically impact ClearPoint’s profitability as most operating expenses are spread evenly throughout the year.

Results of Operations (Unaudited)

Three Months Ended September 30, 2008 Compared to

Three Months Ended September 30, 2007 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statement of operations for the three months ended September 30, 2008 and September 30, 2007:

$ (000’s)	2008	% of Revenue	2007	% of Revenue	% Change
Net revenues	$3,221	100.0%	$52,427	100.0%	(93.9)%
Cost of services	2,084	64.7%	46,548	88.8%	(95.5)%

Gross profit	1,137	35.3%	5,879	11.2%	(80.7)%
SG&A expenses	1,986	61.7%	4,719	9.0%	(57.9)%
Restructuring expense	—	—%	(651)	(1.2)%	N/A
Depreciation and amortization expense	219	6.8%	1,401	2.7%	(84.4)%

(Loss) from operations	(1,068)	(33.2)%	410	0.8%	N/A
Other income (expense)	(1)	—%	—	1.0%	N/A
Interest income	12	0.4%	—	—%	N/A
Interest (expense)	(541)	(16.8)%	(529)	(1.0)%	N/A
Derivative income	26	0.8%	—	—%	N/A
Gain on restructuring of debt	—	—%	—	—%	N/A
Gain (loss) on sale of subsidiary	—	—%	—	—%	N/A

Net (loss) before income taxes	(1,572)	(48.8)%	(119)	(0.2)%	N/A
Income tax expense (benefit)	—	—%	39	0.1%	N/A

Net (loss)	$(1,572)	(48.8)%	(158)	(0.3)%	N/A

Net Revenues

ClearPoint’s revenues for the three months ended September 30, 2008 and 2007 were $3,221 and $52,427, respectively, which represented a decrease of $49,206 or 93.9%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in the majority of revenues being recognized on a net fee basis such as royalty and license fees. The Company recorded $900 of royalties in net revenue during the three months ended September 30, 2008 and $0 during the three months ended September 30, 2007.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended September 30, 2008 and 2007 was $2,084 and $46,548, respectively, which represented a decrease of $44,464, or 95.5%. ClearPoint’s gross profit for the three months ended September 30, 2008 and 2007 was $1,137 and $5,879, respectively, which represented a decrease of $4,742 or 80.7%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in the majority of revenues being recognized on a net fee basis such as royalty and license fees with limited cost of services. As a percentage of revenue for the three months ended September 30, 2008 and 2007, ClearPoint’s gross profit was 35.3% and 11.2% respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general and administrative (“SG&A”) expenses for the three months ended September 30, 2008 and 2007 were $1,987 and $4,719, respectively, which represented a decrease of $2,732 or 57.9%. The decrease was a direct result of the Company’s 2007 restructuring and franchising of all its branches, as the Company had substantially less SG&A expenses because the costs associated with the Company’s branch based operations were eliminated during the three months ended September 30, 2008. In addition, lower expenses were incurred related to salaries, employee benefits and rents. As a percentage of revenue for the three months ended September 30, 2008 and 2007, SG&A expenses were 61.7% and 9.0% respectively, largely as a result of reduced revenue recorded due to the recording of revenues and royalties on a net basis.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the three months ended September 30, 2008 and 2007 were $219 and $1,401, respectively, which represented an decrease of $1,182 or 84.4%. The decrease was largely due to fixed asset and goodwill impairment charges incurred in the first quarter of 2008.

Interest Expense

ClearPoint’s interest expense for the three months ended September 30, 2008 and 2007 was $541 and $529, respectively, which represented an increase of $12, or 2.3%, primarily due to the restructuring of the ClearPoint’s debt.

Net Loss

ClearPoint’s net loss for the three months ended September 30, 2008 and 2007 was $1,572 and $158 respectively, which represented an increase of $1,414, or 895.6%. The net loss was due primarily to the reduced gross profit offset by reduced ongoing SG&A and interest expenses as a result of the factors discussed above.

Nine Months Ended September 30, 2008 Compared to

Nine Months Ended September 30, 2007 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statement of operations for the nine months ended September 30, 2008 and September 30, 2007:

$ (000’s)	2008	% of Revenue	2007	% of Revenue	% Change
Net revenues	$30,732	100.0%	$139,670	100.0%	(78.0)%
Cost of services	27,737	90.3%	120,015	85.9%	(76.9)%

Gross profit	2,995	9.7%	19,655	14.1%	(84.8)%
SG&A expenses	13,936	45.4%	19,910	14.3%	(30.0)%
Restructuring expense	2,100	6.8%	2,201	1.6%	(4.6)%
Depreciation and amortization expense	504	1.6%	3,926	2.8%	(87.2)%
Fixed assets impairment expense, net	1,022	3.3%	—	—%	N/A
Impairment of goodwill	16,822	54.7%	—	—%	N/A

(Loss) from operations	(31,389)	(102.1)%	(6,382)	(4.6)%	N/A
Other income (expense)	198	0.7%	216	0.2%	N/A
Interest income	12	—%	—	—%	N/A
Interest, OID and warrant liability (expense)	(1,447)	(4.7)%	(1,627)	(1.2)%	N/A
Derivative income	26	—%	—	—%	N/A
Gain on restructuring of debt	687	2.2%	—	—%	N/A
(Loss) on sale of subsidiary	(1,294)	(4.2)%	—	—%	N/A
Prepayment penalty on early retirement of debt			(1,950)	(1.4%	N/A

Net (loss) before income taxes	(33,207)	(108.1)%	(9,743)	(7.0)%	N/A
Income tax expense (benefit)	5,007	16.3%	(3,353)	(2.4)%	N/A

Net (loss)	$(38,214)	(124.4)%	$(6,390)	(4.6)%	N/A

Net Revenues

ClearPoint’s revenues for the nine months ended September 30, 2008 and 2007 were $30,732 and $139,670, respectively, which represented a decrease of $108,938 or 78.0%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as franchise, royalty and license fees. The Company recorded $1,165 of franchise royalties in net revenue during the nine months ended September 30, 2008 and none in the nine months ended September 30, 2007.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the nine months ended September 30, 2008 and 2007 was $27,737 and $120,015, respectively, which represented a decrease of $ 92,278, or 62.3%. ClearPoint’s gross profit for the nine months ended September 30, 2008 and 2007 was $2,995 and $19,655, respectively, which represented a decrease of $16,660 or 78.3%. This decrease was due primarily to the changes in the Company’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as franchise, royalty and license fees with limited cost of services. As a percentage of revenue for the nine months ended September 30, 2008 and 2007, ClearPoint’s gross profit was 9.7% and 14.1% respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s SG&A and restructuring expenses for the nine months ended September 30, 2008 and 2007 were $13,936 and $19,910, respectively, which represented a decrease of $5,974 or 30.0%. The decrease was a direct result of the Company’s 2007 restructuring and franchising of many of its branches, as the Company had substantially less SG&A expenses associated with the Company’s branch based operations during the nine months ended September 30, 2008 which include expenses related to salaries, employee benefits and rents and partially offset by additional allowances for doubtful accounts. During the nine months ended September 30, 2008, the Company recorded $1,605 in a provision for amounts due from the former franchisees that are no longer in operation and allowances for doubtful accounts totaling $5,185. As a percentage of revenue for the nine months ended September 30, 2008 and 2007, SG&A expenses were 45.4% and 30.0% respectively, largely as a result of reduced revenue recorded due to the recording of franchise royalties on a net basis.

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

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the nine months ended September 30, 2008 and 2007 were $504 and $3,926, respectively, which represented a decrease of $3,422 or 87.2%. For the nine months ended September 30, 2008, the Company recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements described in Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Company removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment. The Company also recorded an impairment of goodwill for the nine months ended September 30, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value.

Interest Expense

ClearPoint’s interest expense for the nine months ended September 30, 2008 and 2007 was $1,447 and $1,627 , respectively, which represented a decrease of $180, or 11.1%, primarily due to the reduced interest cost from the reduction in the Company’s overall debt.

Net Loss

ClearPoint’s net loss for the nine months ended September 30, 2008 and 2007 was $38,214 and $6,390 respectively, which represented an increase in the loss of $31,824 or 498.0%. The net loss was due primarily to the reduced gross profit offset by reduced ongoing SG&A, partially offset by the additional allowances for doubtful accounts recorded, and interest expenses as a result of the factors discussed above. The net loss was also a result of a number of non-cash items relating to the 2008 restructuring program of $2,100, the impairment charge of goodwill of $16,822, the impairment charge of fixed assets of $1,022, and the recording of the deferred tax assets valuation allowance of $5,007 to the provision for income taxes for deferred tax benefits recognized in prior periods.

Liquidity and Capital Resources

General

Historically, ClearPoint has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt and equity financing. As of September 30, 2008, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations. Based on ClearPoint’s cash position and working capital deficiency, it may need to raise additional financing in order to support its business operations. The amount of financing required will be determined by many factors, some of which are beyond ClearPoint’s control, and may require financing sooner than currently anticipated. ClearPoint has no commitment for any additional financing and can provide no assurance that such financing will be available in an amount or on terms acceptable to ClearPoint, if at all. If ClearPoint is unable to obtain additional financing or if such funds cannot be obtained on terms favorable to ClearPoint, there is substantial doubt about the ability of ClearPoint to continue as a going concern. (see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

ClearPoint’s traditional use of cash flow was for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel are generally paid on a weekly basis while payments from clients are generally received 30 to 60 days after billing. ClearPoint’s new iLabor-focused business model has essentially eliminated these funding requirements since ClearPoint’s main focus is no longer to act as the employer for the temporary personnel, but rather to be the facilitator, bringing together clients and suppliers of temporary labor, via ClearPoint’s iLabor Network. Revenue from ClearPoint’s iLabor Network where it electronically procures and consolidates buying of temporary staffing for clients nationally is recognized on a net basis. ClearPoint contracts directly with clients seeking to procure temporary staffing services through its iLabor portal. ClearPoint also contracts directly with, and purchases from, temporary staffing suppliers, the temporary placement of workers which is then subsequently resold to its clients.

ClearPoint’s primary cash requirements include the payment of interest and principal on its debt obligations and general working capital of the business.

Cash Flows

The table below sets forth, for the periods indicated, ClearPoint’s beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and ClearPoint’s ending balance of cash and cash equivalents:

	Nine Months Ended September 30, (unaudited)		Fiscal Year Ended December 31,
$(000’s)	2008	2007	2007	2006	2005
Cash and cash equivalents at beginning of period	$1,994	$500	$500	$59	$104
Cash provided by (used in) operating activities	4,987	(8,652)	(7,556)	734	386
Cash provided by (used in) investing activities	(548)	(19,554)	(20,294)	(431)	(9,239)
Cash provided by (used in) financing activities	(3,775)	29,565	29,344	138	8,808

Cash and cash equivalents at end of period	$2,658	$1,859	$1,994	$500	$59

Nine Months Ended September 30, 2008 and 2007

Net cash provided by (used in) operating activities was $4,987 and $(8,652) for the nine months ended September 30, 2008 and 2007, respectively. The primary effect in the nine months ended September 30, 2008 that resulted in $4,987 of net cash provided by was due to: a book net loss of $38,214; non cash items of: a deferred tax expense of $5,007 as of January 1, 2008 due to a full valuation allowance against the deferred tax assets, depreciation and amortization expense of $1,712, an impairment of goodwill of $16,822, a provision for doubtful accounts of $2,627, a provision for doubtful accounts of $1,639 relating to franchisees and a loss on the sale of ClearPoint HRO, LLC of $1,294, issuance of stock of $121 and issuance of stock to a related party of $250, issuance of warrants related to the refinancing of $1,247, gain on the restructuring of debt of $2,114 and stock based compensation of $34; and cash items of: a decrease in accounts receivable of $13,074 due to the franchising of the Company’s branches and the related decrease in revenue in addition to the adoption of the new technology based iLabor business model, a decrease in unbilled revenue of $2,046, an increase in prepaid expenses and other current assets of $(353), an increase in other assets of $(9), an increase in accounts payable of $1,021, a decrease in accrued expenses and other accrued liabilities of $1,548, a decrease in accrued payroll and related taxes of $2,608, an increase of deferred revenue of $2,241 and an increase in accrued restructuring costs of $676.

During the nine months ended September 30, 2007, ($8,652) of net cash used was due to the following major components: a book net loss of $(6,390); non cash items of: a deferred tax benefit of $3,425, depreciation and amortization expense of $3,926 largely due to the acquisition of contract rights, an increase in the provision for doubtful accounts of $281, and non-cash stock based compensation of $968; and cash items of: an increase in accounts receivable of $9,661 due the acquisition of certain assets and liabilities of ALS, LLC and its subsidiaries and the related increase in revenue, an increase in unbilled revenue of $783, an increase in prepaid expenses and other current assets of $2,128 an increase in other assets of $1,648, an increase in accounts payable of $1,302, an increase in accrued expenses and other accrued liabilities of $4,347, an increase in accrued payroll and related taxes of $3,411, and an increase in restructuring costs related to the Company’s closing of branch office and personnel reductions.

Net cash (used in) investing activities was $(548) and $(19,554) for the nine months ended September 30, 2008 and 2007, respectively. The primary uses of cash for investing activities for the nine months ended September 30, 2008 was for capitalized software development for $548. The primary uses of cash for investing activities for the nine months ended September 30, 2007 were the purchase of equipment, furniture and fixtures and capitalized software development of $554 and the cash portion paid for the acquisition of certain assets of ALS, LLC for $19,000.

Net cash provided by (used in) financing activities was $(3,775) and $29,565 for the nine months ended September 30, 2008 and 2007, respectively. The primary activities in the nine months ended September 30, 2008 that resulted in net cash used in of $3,775 were net repayments to M&T on the revolving credit facility of $8,747, repayments to M&T on the term loan of $1,360, borrowing from ComVest of $8,000, net of original issue discount of $1,000, net borrowings from noteholders of $(50), repayments of debt owed to Blue Lake Rancheria (“Blue Lake”) of $450 and fees incurred in the refinancing of debt of $693.

The primary financing activities in the nine months ended September 30, 2007 were the net proceeds from issuance of common stock, $0.0001 par value (“common stock”) in connection with the merger with Terra Nova Acquisition Corporation (“Terra Nova”) of $27,258, repayment of borrowings and fees from Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”) for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $14,821 and the borrowing from the M&T term loan of $5,000

Debt Restructuring – M&T and ComVest

M&T

On February 23, 2007, pursuant to a Credit Agreement (the “M&T Credit Agreement”), ClearPoint entered into new credit facilities with M&T consisting of a $20,000 revolving credit facility (“M&T Revolver”) expiring in February 2010 and a $3,000 term loan (“M&T Term Loan”) expiring in February 2012. In July 2007, ClearPoint amended the M&T Credit Agreement to increase the M&T Term Loan to $5,000 in the First Amendment to the M&T Credit Agreement. These credit facilities carried an interest rate of LIBOR plus between 1.50% and 2.25%, depending on ClearPoint’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver is limited based upon ratios of accounts receivable and unbilled revenue. The M&T Revolver and M&T Term Loan contain certain financial covenants including leverage ratios and a fixed charge coverage ratio. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement, dated as of March 21, 2008, among ClearPoint and M&T. Pursuant to the Second Amendment, the M&T Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the revolving credit commitments was gradually reduced from $20,000 to $15,000 at March 21, 2008 and $4,000 at June 30, 2008; (ii) the applicable margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any revolving credit loan that is a “Eurodollar Loan” and a “Base Rate Loan”, respectively (as defined in the M&T Credit Agreement), and (b) 4.5% and 2.25% for any M&T Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the applicable commitment fee percentage, which is included in the calculations of commitment fees payable by ClearPoint on the amount of the unused revolving credit commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of total debt or senior debt, as applicable, to modified EBITDA were amended to lower the ratios as of September 30, 2008.

On April 14, 2008, ClearPoint entered into a Waiver (the “M&T Waiver”) to the M&T Credit Agreement. Pursuant to the M&T Waiver, the required lenders under the M&T Credit Agreement waived compliance with certain financial covenants set forth in the M&T Credit Agreement for the period ended December 31, 2007. In connection with the M&T Waiver, ClearPoint paid a $100 fee to M&T. ClearPoint was not in compliance with the financial and reporting covenants at March 31, 2008. ClearPoint did not receive a waiver for such non-compliance from M&T as of May 20, 2008. On May 9, 2008, ClearPoint received a letter from M&T indicating, among other matters, that the principal amount of revolving credit loans outstanding under the M&T Credit Agreement shall be limited to a maximum amount of $7,300 for the period ended May 16, 2008.

On May 21, 2008, ClearPoint received a notice of default from M&T in connection with the M&T Credit Agreement. ClearPoint defaulted on its obligations under the M&T Credit Agreement as a result of its failure to comply with financial covenants contained in the M&T Credit Agreement, including obligations to maintain certain leverage and fixed charge coverage ratios. As a consequence of the default, M&T exercised its right to declare all outstanding obligations under the credit facilities to be immediately due and payable and demanded the immediate payment of approximately $12,800, consisting of approximately (i) $7,400 under the M&T Revolver; (ii) $3,900 under the M&T Term Loan; and (iii) $1,500 under a letter of credit. Also pursuant to the notice of default, M&T exercised its right to terminate the M&T Revolver and the M&T Term Loan and to terminate its obligation to make any additional loans or issue additional letters of credit to ClearPoint.

ClearPoint and M&T entered into a Loan Modification and Restructure Agreement dated June 20, 2008 (the “M&T Restructure Agreement”) pursuant to which the parties agreed to: (i) consolidate the certain obligations owing to M&T (the “M&T Obligations”), (ii) reduce the carrying amount of the consolidated obligations, as defined below, from $10,900 (net of additional cash payments made during negotiations) to $8,600, (iii) subordinate the M&T Obligations to the obligations owning to ComVest (the “ComVest Obligations”) and (iv) permit ClearPoint to repay the M&T Obligations on a deferred term basis. The M&T Restructure Agreement provides that on the earlier of the first day of the calendar month following ClearPoint’s full satisfaction of the ComVest Obligations or January 1, 2011 (the “Obligations Amortization Date”), ClearPoint shall repay a total of $3,000 in principal amount (the “M&T Deferred Obligations”) to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and Spring Back Events, as defined below. In the event of a sale of substantially all of ClearPoint’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, ClearPoint must prepay the M&T Deferred Obligations by an amount equal to 25% of such proceeds as are payable to ComVest under such circumstances.

The $8,600 being paid to M&T is comprised of the following components: $3,000 note payable; guarantee of $3,000 of accounts receivable; pledging of a $1,000 tax refund, $1,000 cash payment made at the time of closing of the ComVest transactions as described; and $600 of the $1,500 certificate of deposit held by M&T.

ClearPoint issued to M&T warrants to purchase its common stock of which warrants to purchase 1,200,000 shares of common stock have an exercise price of $0.01 per share and warrants to purchase 300,000 shares of common stock have an exercise price of $1.00 per share (collectively, the “M&T Warrants”). In accordance with SFAS 150, the fair value of the warrants has been classified as a liability since M&T has the right to put the warrants back to ClearPoint in exchange for a cash settlement of $1.00 per share. At September 30, 2008, the balance sheet included a warrant liability of $1,221 related to the fair value of warrants issued to M&T in connection with the M&T Restructure Agreement (see Note 14 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The gain on restructuring of debt of $687 recorded in the current period reflected the reduction in principal carrying balance offset by the fair value of the warrants and other direct costs.

In addition, prior to the Obligations Amortization Date, ClearPoint must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3,000 and (ii) existing and future federal and state income tax refunds of not less than $1,000 due or which become due to ClearPoint for any period prior to January 1, 2008. At September 30, 2008, ClearPoint remitted approximately $901 to M&T against the $3,000 accounts receivable target. In the event such payments by ClearPoint are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations. Excesses of such amounts paid by ClearPoint will be remitted to ClearPoint and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement. ClearPoint filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement and anticipates that the refunds will be remitted to M&T prior to December 31, 2008. Subsequent to September 30, 2008, ClearPoint received and remitted approximately $927 of federal tax refunds to M&T.

M&T issued (i) a certain certificate of deposit to ClearPoint in the amount of $1,500 (the “COD”) and (ii) a certain standby letter of credit for the account of ClearPoint in favor of Ace Risk Management (the “Ace Letter of Credit”). M&T may liquidate and apply the proceeds of the COD and any accrued interest thereon to the M&T Obligations in such manner as it may determine and the proceeds of such shall not reduce the M&T Deferred Obligations. To the extent M&T is required to make payments under the Ace Letter of Credit in excess of $900 at any time, such excess shall be added to the M&T Deferred Obligations. Excesses of such amount paid will be remitted to ClearPoint and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement. On June 27, 2008, M&T liquidated the COD and applied $600 to ClearPoint’s outstanding obligations.

Pursuant to the M&T Restructure Agreement, ClearPoint must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) ClearPoint and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of ClearPoint; limitations on dividends and distributions of cash or property to equity security holders of ClearPoint and/or redemptions or purchases of capital stock or equity securities of other entities; and restrictions on collateralizing subordinated indebtedness. As of September 30, 2008, ClearPoint was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that ClearPoint may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest Transaction Documents and (ii) the amended and restated note issued to Blue Lake dated April 14, 2008. For each $50 paid on account of the note issued to Blue Lake, Mr. Traina and Christopher Ferguson, a majority stockholder of ClearPoint, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10, subject to an aggregate amount of each surety’s liability of $150.

The M&T Restructure Agreement lists various agreement termination events including, but not limited to: default in payment of principal or interest or any other obligations when due and payable under the M&T Restructure Agreement; default in the observance of any covenant which is not cured within 30 days; and occurrence of an event of default under the ComVest Loan Agreement, as defined below, which is not cured pursuant to the applicable grace or notice period. Upon the occurrence of an agreement termination event, and at all times during the continuance thereof, the M&T Deferred Obligations are accelerated and become immediately due and payable. In addition, upon the occurrence of any Spring Back Event, the amount equal to (a) all outstanding principal balance of the M&T Obligations, together with accrued and unpaid interest thereon and costs and expenses reimbursable pursuant to the M&T Credit Agreement less (b) any amount received by M&T pursuant to the M&T Restructure Agreement on account of the M&T Deferred Obligations or the M&T Obligations (the “Spring Back Amount”) is automatically accelerated and becomes immediately due and payable. One of the conditions to closing the transaction with M&T, as set forth in the M&T Restructure Agreement, was the receipt of $1,000 from ClearPoint for application to the M&T Obligations.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

ComVest

On June 20, 2008, ClearPoint entered into a Revolving Credit and Term Loan Agreement (the “ComVest Loan Agreement”) with ComVest. Pursuant to the ComVest Loan Agreement, ComVest extended to ClearPoint: (i) a secured revolving credit facility for up to $3,000 (the “ComVest Revolver”) and (ii) a term loan (the “ComVest Term Loan” and, together with the ComVest Revolver, the “ComVest Loans”) in the principal amount of $9,000, of which $1,000 is treated as an original issue discount, and ClearPoint received $8,000 in respect of the ComVest Term Loan. ClearPoint also issued to ComVest a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per warrant (the “ComVest Warrant”). This warrant was valued at $634 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt. The maximum amount that may be outstanding under the ComVest Revolver is initially $3,000 (the “ComVest Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the ComVest Revolver Maximum will be reduced by an amount equal to 5.5% of the ComVest Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the ComVest Revolver exceed the ComVest Revolver Maximum, ClearPoint must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the ComVest Revolver Maximum. ClearPoint may borrow under the ComVest Revolver from time to time, up to the then applicable ComVest Revolver Maximum. The amounts due under the ComVest Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At September 30, 2008, the interest rate on the $0 outstanding under the ComVest Revolver was 7.25%. The ComVest Term Loan bears interest at a rate of 10% per annum. The ComVest Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the ComVest Loan Agreement. Amounts due under the ComVest Loans are payable monthly, beginning July 1, 2008. The outstanding principal amount of the ComVest Term Loan is payable as follows: $150 on July 1, 2008 and subsequent payments are to be in an amount equal to the greater of (i) $200 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450 or certain license fees, royalties, use fees and/or other such payments collected by ClearPoint during the preceding month less (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the ComVest Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 will be in an amount equal to the entire remaining principal balance, if any, of the ComVest Term Loan.

The Loans mature on December 31, 2010 subject to certain prepayment requirements related to the ComVest Term Loan. The ComVest Loan Agreement provides that, subject to certain exceptions, ClearPoint must prepay the ComVest Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of ClearPoint, change of control of ClearPoint or the sale of all or a material portion of ClearPoint’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of ClearPoint. As provided by the ComVest Loan Agreement and the ComVest Loans, ComVest may collect amounts due under the Loans from a “lockbox” account of ClearPoint and/or charge the ComVest Revolver for such amounts. Royalty payments received from Select, StaffChex and Townsend Careers (each as defined below) are segregated and solely used for the repayment of the ComVest Term Loan. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200, ClearPoint must make up the difference from its operating cash. In the event that royalty receipts from these sources exceeds $450 in a given month, ClearPoint may utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion. The outstanding borrowings under the ComVest Loan Agreement are secured by all the assets of ClearPoint.

Beginning with fiscal quarter ending December 31, 2009, ClearPoint must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009. Until the ComVest Obligations have been paid in full and the ComVest Revolver has been terminated, ClearPoint must comply with various notice and other reporting covenants including, but not limited to, providing notice to ComVest upon the occurrence of certain events, periodically furnishing certain financial statements and other information to ComVest, maintaining its books and records and permitting inspection of such materials by ComVest upon reasonable request. ClearPoint is currently in compliance with the applicable notice and reporting requirements required under the ComVest Loan Agreement.

The ComVest Loan Agreement also requires ClearPoint to obtain ComVest’s written consent, until the ComVest Obligations have been satisfied in full, in connection with certain transactions including, but not limited to, incurrence of additional indebtedness or liens on ClearPoint’s assets; sales of assets; making investments in securities or extension of credit to third parties; purchase of property or business combination transactions; declaration or payment of dividends or redemption of ClearPoint’s equity securities; payment of certain compensation to ClearPoint’s executive officers; changing ClearPoint’s business model or ceasing substantially all of its operations for a period exceeding 10 days; sale of accounts receivable; amendment of ClearPoint’s organizational documents; certain transactions with ClearPoint’s affiliates; and making certain capital expenditures.

The ComVest Loan Agreement lists various events of default including, but not limited to: default in the payment of principal or interest under the ComVest Obligations or in the observance or performance of any covenant set forth in the ComVest Loan Agreement; default of ClearPoint or any of its subsidiaries under any indebtedness exceeding $100; occurrence of certain bankruptcy or insolvency events; and common stock of ClearPoint ceasing to be listed on a national securities exchange or quoted on The OTC Bulletin Board for more than 30 consecutive days. Upon occurrence of an event of default, and at all times during the continuance of an event of default, (i) the ComVest Obligations become immediately due and payable, both as to principal, interest and other charges, without any requirement for demand or notice by ComVest, and bear interest at the default rates of interest as described above; (ii) ComVest may file suit against ClearPoint and its subsidiaries under the ComVest Loan Agreement and/or seek specific performance thereunder; (iii) ComVest may exercise its rights under a collateral agreement against the assets of ClearPoint and its subsidiaries; and (iv) the ComVest Revolver may be immediately terminated or reduced, at ComVest’s option.

In connection with the ComVest Loan Agreement described above, ComVest entered into a Subordination and Intercreditor Agreement (the “ComVest-M&T Agreement”) dated June 20, 2008 with M&T. The ComVest Loans issued to ClearPoint pursuant to the ComVest Loan Agreement have effectively replaced M&T with ComVest as a senior lender of ClearPoint. Pursuant to the ComVest-M&T Agreement, the parties confirmed their agreements and understandings with respect to the relative priorities of their respective claims and liens against ClearPoint. The ComVest-M&T Agreement provides that, subject to certain exceptions, M&T may not receive payment on certain of the M&T Obligations, as described in the ComVest-M&T Agreement, or seek enforcement against the collateral securing the M&T Obligations from ClearPoint or any other person, other than from Messrs. Traina and/or Christopher Ferguson pursuant to personal guarantees, until the ComVest Obligations have been satisfied in full. In addition, the ComVest-M&T Agreement provides for priorities with respect to the various components of collateral securing ClearPoint’s obligations to the parties and sets forth certain restrictions on the parties with respect to collection of such obligations.

ClearPoint paid to ComVest non-refundable closing fees in the amount of $530, charged to the ComVest Revolver, simultaneously with funding of the amounts payable to ClearPoint under the ComVest Loan Agreement. In addition, ClearPoint must pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the ComVest Revolver during the preceding calendar month, up to $4.5 per month.

ClearPoint utilized the proceeds of the ComVest Loans to repay approximately $1,050 pursuant to the M&T Restructure Agreement owed to M&T and approximately $530 in closing costs and expenses.

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

Upon consummation of the merger, $30,600 was released from a trust fund to be used by the combined company. After payments totaling approximately $3,300 for professional fees and other direct and indirect costs related to the merger, the net proceeds amounted to $27,300. The merger was accounted for under the purchase method of accounting as a reverse acquisition in accordance with accounting principles generally accepted in the United States of America for accounting and financial reporting purposes. Under this method of accounting, Terra Nova was treated as the “acquired” company for financial reporting purposes. In accordance with guidance applicable to these circumstances, this merger was considered to be a capital transaction in substance. Accordingly, for accounting purposes, the merger was treated as the equivalent of ClearPoint issuing stock for the net monetary assets of Terra Nova, accompanied by a recapitalization. All historical share and per share amounts have been retroactively adjusted to give effect to the reverse acquisition of Terra Nova and related recapitalization.

As a result of the merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292.

ASG

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS, LLC and it subsidiaries (“ALS”) (see Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The purchase price of $24 consisted of cash of $19, a note of $2,500 at an interest rate of 7% (the “ALS Note”), shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ALS’ stockholders may also receive up to two additional $1 payments in shares of common stock based on financial and integration performance metrics of ClearPoint in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at September 30, 2008 was not repaid due to the pending litigation with Temporary Services Insurance Ltd. (“TSIL”) (See Note 20 to the Notes of the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). In connection with the transaction with ComVest described above, on June 20, 2008, ClearPoint entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008 defined below; (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,124 (remaining principal balance of $2,022 plus accrued interest of $133) bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS Subordination Letter; (iii) that ClearPoint would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition concurrently with the execution of the ALS Agreement; (iv) that ALS may defend and indemnify ClearPoint in connection with the litigation with TSIL (the “TSIL Litigation”) and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation. Upon issuance of the ALS Shares, ClearPoint will have no future obligation to issue any additional shares of common stock to ALS.

The transaction did not classify as a restructuring of debt. ClearPoint valued the shares issued at their fair market value as of the date of issuance of $103 and recorded that amount as expense.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and ClearPoint dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that ClearPoint may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the ComVest Term Loan so long as ClearPoint is otherwise permitted to make such payments, ClearPoint shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, ClearPoint shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.

StaffBridge

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge for $233 in cash and a note payable of $450 due December 31, 2007 (the “StaffBridge Note”). The StaffBridge Note, due to former shareholders of StaffBridge (the StaffBridge Shareholders”), bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the StaffBridge Note was amended to extend the maturity date to June 30, 2008. In addition, the amount of StaffBridge Note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. ClearPoint incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock. The balance of the StaffBridge Note payable at June 30, 2008 was $487. As of June 30, 2008, ClearPoint did not pay any monthly interest installments pursuant to the amended StaffBridge Note. The failure to pay such interest installments would permit noteholders to declare all amounts owing under the StaffBridge Note due and payable. On August 13, 2008, the outstanding accrued interest of $24 was paid and ComVest waived any default related thereto effective June 30, 2008. The balance of the StaffBridge Note payable at September 30, 2008 was $337 and, as of September 30, 2008, ClearPoint paid all monthly interest installments pursuant to the amended StaffBridge Note, amounting to $64.

In addition, in connection with the financing transaction with ComVest, on June 30, 2008, the StaffBridge Shareholders executed a certain Debt Extension Agreement (the “Debt Extension Agreement”) and entered into a Subordination Agreement (the “StaffBridge Subordination Agreement”) with ComVest and ClearPoint Resources, Inc., ClearPoint’s wholly owned subsidiary (“CPR”).

Pursuant to the Debt Extension Agreement, the StaffBridge Shareholders agreed that, in connection with the receipt from ClearPoint of $150 payable for work performed by TSP 2, Inc., an entity controlled by certain StaffBridge Shareholders and a contractor for ClearPoint (“TSP”), the StaffBridge Note was amended, effective June 30, 2008, to extend the maturity date to December 31, 2008 and to reduce the outstanding principal amount to approximately $337. Upon ClearPoint’s payment of an additional $150 and any additional amounts then outstanding for work performed by TSP, the StaffBridge Shareholders agreed to amend the StaffBridge Note to further extend the maturity date to June 30, 2009.

Pursuant to the StaffBridge Subordination Agreement, the StaffBridge Shareholders agreed to subordinate ClearPoint’s obligations to them under the StaffBridge Note to the ComVest Obligations. So long as no event of default under the ComVest Loan Agreement has occurred, ClearPoint may continue to make scheduled payments of principal and accrued interest when due in accordance with the StaffBridge Note. In the case of an event of default under the ComVest Loan Agreement, ClearPoint may not pay and the StaffBridge Shareholders may not seek payment on the StaffBridge Note until the ComVest Obligations have been satisfied in full. The StaffBridge Subordination Agreement also sets forth priorities among the parties with respect to distributions of ClearPoint’s assets made for the benefit of ClearPoint’s creditors.

Promissory Notes Issued to Blue Lake and Sub Noteholders

Blue Lake

On March 1, 2005, CPR issued a promissory note to Blue Lake in the amount of $1,290 which was due March 31, 2008 (the “Blue Lake Note”). Interest of 6% per annum was payable quarterly. This note has been guaranteed by Michael Traina, Chairman and Chief Executive Officer of ClearPoint and Christopher Ferguson, a former director and the former President and Secretary of ClearPoint, and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under an agreement dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (the “Amended Blue Lake Note”), with a principal amount of $1,290, which is due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008, which was made, and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note. At September 30, 2008, the balance due on the Amended Blue Lake Note was $840 and ClearPoint is current in all payments.

Sub Noteholders

On March 1, 2005, ClearPoint issued a 9% Amended and Restated Note for $250 due February 28, 2008 and a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Optos Capital, LLC (“Optos”), which is wholly-owned by Christopher Ferguson, a majority stockholder of ClearPoint and a former director and the former President and Secretary of ClearPoint. These notes were repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. LLC (“Fergco”), a New Jersey limited liability company of which Christopher Ferguson, ClearPoint’s former director, President and Secretary, owns a twenty-five percent (25%) ownership interest. The balance of this note payable at September 30, 2008 was $300 (“$300 Note”).

On March 1, 2005, ClearPoint issued a 12% Note in the original principal amount of $100 due March 31, 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, the Chairman and Chief Executive Officer of ClearPoint. This note was repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued 12% Amended and Restated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to the spouse of a director of ClearPoint. The balance of these notes payable at September 30, 2008 was $250 (“$250 Notes”). The holders of the $300 Notes and the $250 Notes are collectively referred to as the “Sub Noteholders.”

Effective March 31, 2008, ClearPoint amended and restated the $300 Note and the $250 Notes, and extended their maturity dates under the following agreements: (i) the amended sub notes, dated March 31, 2008 and issued by CPR to each Sub Noteholder (collectively, the “Amended Sub Notes”); and (ii) the initial sub note warrants (collectively, the “Initial Sub Note Warrants”) to purchase 15,000 shares of common stock issued to each Sub Noteholder for every $100 of Amended Sub Notes held, on a pro rata basis. Each Amended Sub Note is due and payable on March 31, 2009, provided that CPR has the right to extend this maturity date to March 31, 2010 by providing notice to the Sub Noteholder. All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder upon an event of default the note and accrued interest are immediately due and payable. As of September 30, 2008, ClearPoint made the required interest payments on the Amended Sub Notes.

In consideration of each Sub Noteholder agreeing to extend the maturity date of their note, ClearPoint issued the Initial Sub Note Warrants to the Sub Noteholders to purchase, in the aggregate, 82,500 shares of common stock (the “Sub Note Warrant Shares”). The Initial Sub Note Warrant gives the Sub Noteholders the right to purchase, in the aggregate, 82,500 Sub Note Warrant Shares at an exercise price per share equal to $1.55 per share, the closing price per share of common stock on March 31, 2008. CPR has the right in its sole discretion, to extend the maturity date of the Amended Sub Notes to March 31, 2010, and in connection with such extension, the Sub Noteholders will have the right to receive additional Sub Note Warrants (the “Additional Sub Note Warrants”) to purchase, in the aggregate, an additional 82,500 shares of common stock at an exercise price equal to the closing price of common stock on March 31, 2009, but in no event at an exercise price lower than $1.55 per share. The Initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

On June 20, 2008, CPR exercised its right to extend the maturity date of the Amended Sub Notes to March 31, 2010 and, in connection with such extension, issued a notice dated June 25, 2008 (the “Sub Noteholder Notices”) to each Sub Noteholder. The Sub Noteholder Notices notify the Sub Noteholders that ClearPoint is extending the maturity date of the Sub Notes in connection with its transaction with ComVest, as described above. In connection with the Sub Noteholder Notices, each Sub Noteholder received an Additional Sub Note Warrant. The Sub Noteholders received the Additional Sub Note Warrants to purchase the following Sub Note Warrant Shares: B&N Associates, LLC and Ms. Drew each received an Additional Sub Note Warrant to purchase 15,000 Sub Note Warrant Shares; Fergco received an Additional Sub Note Warrant to purchase 45,000 Sub Note Warrant Shares; and Mr. Kingfield received an Additional Sub Note Warrant to purchase 7,500 Sub Note Warrant Shares. The Additional Sub Note Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011 at an exercise price of $1.55 per share. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

In connection with the transaction with ComVest described above, ComVest entered into a Subordination Agreement dated June 20, 2008 (the “Noteholder Subordination Agreement”) with each of the Sub Noteholders and CPR. Pursuant to the Noteholder Subordination Agreement, the Sub Noteholders agreed to subordinate ClearPoint’s obligations to them under the Amended Sub Notes to the ComVest Obligations. So long as no event of default under the ComVest Loan Agreement has occurred, ClearPoint may continue to make scheduled payments of principal and accrued interest when due in accordance with the Amended Sub Notes. In the case of an event of default under the ComVest Loan Agreement, ClearPoint may not pay and the Sub Noteholders may not seek payment on the Amended Sub Notes until the ComVest Obligations have been satisfied in full. The Noteholder Subordination Agreement also sets forth priorities among the parties with respect to distributions of ClearPoint’s assets made for the benefit of ClearPoint’s creditors. The Noteholder Subordination Agreement and ComVest-M&T Agreement also set forth priorities among the parties with respect to distributions of ClearPoint’s assets made for the benefit of ClearPoint’s creditors.

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800, with $400 to each of Michael Traina, ClearPoint’s and CPR’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s and CPR’s former director, President and Secretary, in consideration for loans totaling $800 made to CPR. Pursuant to a voting agreement, each of Messrs. Traina and Ferguson is also a beneficial owner of more than 50% of issued and outstanding shares of common stock. The terms of the

Promissory Notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each Promissory Note is $400, they bear interest at the rate of 6% per annum, which will be paid quarterly, and they are due on February 22, 2009. The Promissory Notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement.

On February 28, 2008, ClearPoint Workforce, LLC (“CPW”) advanced $800, on behalf of Optos, to the provider of Optos’ outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008 which were payable to Michael Traina and Christopher Ferguson in the aggregate amount of $800.

On June 6, 2008, ClearPoint issued notes (the “Bridge Notes”) to each of Michael Traina, Parker Drew and TerraNova Partners, L.P. (“TerraNova Partners” and, together with Messrs. Traina and Drew, the “Bridge Lenders”) in the principal amounts of $104, $50 and $100, respectively. Mr. Traina is ClearPoint’s Chairman of the board of directors and Chief Executive Officer, Mr. Drew is a member of ClearPoint’s board of directors and TerraNova, a majority stockholder of ClearPoint, is 100% owned by Vahan Kololian, ClearPoint’s lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova Partners. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5 to ClearPoint.

The Bridge Notes contain identical terms. The Bridge Notes are unsecured and payable on demand. No interest accrues on the unpaid principal balance of the Bridge Notes until demand. After demand, the Bridge Notes bear interest at an annual rate of 5%.

On June 26, 2008, ClearPoint issued amended and restated Bridge Loans (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) ClearPoint shall have the right to repay the Amended Bridge Notes in shares of common stock at a price equal to the closing price of the common stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Bridge Note. Mr. Drew was repaid in full and Mr. Traina was repaid $5 prior to the end of the quarter ended June 30, 2008. The balance of Mr. Traina’s loan was repaid in July 2008. On August 12, 2008, the Company’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova in 204,082 shares of common stock.

Transactions Related to Transition From Temporary Staffing Business Model to iLabor Network Model

MVI and HRO

On December 31, 2007, CPR entered into a purchase agreement (the “MVI Purchase Agreement”) effective as of December 31, 2007 with CPR’s wholly owned subsidiary, Mercer Ventures, Inc. and TradeShow Products, Inc. (“Tradeshow”). Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,206. In addition, CPR is entitled to a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees are subject to interest at a rate of 1.5% per month. As of September 30, 2008, TradeShow did not pay to CPR the commissions required under the MVI Purchase Agreement.

On February 7, 2008, CPR entered into a Purchase Agreement effective as of February 7, 2008 (the “HRO Purchase Agreement”), with ClearPoint HRO, LLC (“ClearPoint HRO”), CPR’s wholly owned subsidiary, and AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month. As of September 30, 2008, AMS did not pay to CPR the earnout payments required under the HRO Purchase Agreement.

KOR and StaffChex

On August 30, 2007, ClearPoint entered into an agreement (the “KOR Agreement”) with KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of ClearPoint, pursuant to which ClearPoint granted to KOR an exclusive right and license (i) to set up and operate, in parts of northern California and Florida, a franchise of ClearPoint’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of ClearPoint’s proprietary intellectual property. The KOR Agreement replaced the agreement between ClearPoint and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to ClearPoint, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay ClearPoint, on a weekly basis, a royalty equal to 50% of the net income from KOR’s operations. Through this relationship KOR operated and managed up to twelve of ClearPoint’s former branches. The KOR Agreement was terminated on March 5, 2008.

On February 28, 2008, CPR entered into a Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex, Inc. (“StaffChex”) subject to certain conditions for the completion of the transaction. Under the StaffChex Purchase Agreement, StaffChex assumed certain liabilities of CPR and acquired from CPR all of the Customer Account Property, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR, pursuant to the KOR Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”) pursuant to an Exclusive Supplier Agreement, dated September 2, 2007. In consideration for the Customer Account Property acquired from CPR, StaffChex issued to CPR 15,444 shares of common stock of StaffChex and is obligated to issue up to 23,166 shares of StaffChex’ common stock, subject to the earnout provisions set forth in the StaffChex Purchase Agreement. In addition, CPR entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively. ClearPoint did not incur any early termination penalties in connection with such terminations.

TZG, Optos, Select and Townsend Careers

On August 13, 2007, ClearPoint entered into an Agreement with TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of ClearPoint, pursuant to which ClearPoint granted to TZG an exclusive right and license (i) to set up and operate a franchise of ClearPoint’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of ClearPoint’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to ClearPoint, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation. Through this relationship TZG operated and managed up to twenty-five of ClearPoint’s branches. This TZG Agreement was terminated on February 28, 2008.

On February 28, 2008, CPR and its subsidiary, CPW, entered into a Licensing Agreement (the “Optos Licensing Agreement”) with Optos, of which Christopher Ferguson, ClearPoint’s and CPR’s former director, President and Secretary, is the sole member. Pursuant to a voting agreement, Mr. Ferguson is an indirect beneficial owner of more than 50% of issued and outstanding shares of ClearPoint’s common stock. Pursuant to the Optos Licensing Agreement, ClearPoint (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007, as amended, and all contracts and contract rights for the clients included on such list. In consideration of the licensing of the Program, which is part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos Licensing Agreement to its lender under such credit agreements. The foregoing agreement with TZG was terminated on February 28, 2008. ClearPoint did not incur any early termination penalties in connection with such termination.

On February 28, 2008, Christopher Ferguson, ClearPoint’s former director, President and Secretary, resigned from ClearPoint in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as ClearPoint’s and CPR’s director, President and Secretary, ClearPoint and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, ClearPoint entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25 per month for twelve (12) months. In return, Mr. Ferguson agreed to assist ClearPoint with any matters relating to the performance of his former duties and will work with ClearPoint to effectively transition his responsibilities. As of September 30, 2008, Mr. Ferguson has been paid $58 pursuant to his Separation of employment Agreement.

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500 and has been recorded as an expense. The payment of the net termination fee will be in the form of cash and shares of common stock of ClearPoint.

On April 8, 2008, CPR entered into a License Agreement dated April 8, 2008 (the “Select License Agreement”) with Koosharem Corp. d/b/a Select Staffing (“Select”). The initial term of the Select License Agreement was for a period of six years. Pursuant to the Select License Agreement, CPR granted to Select a non-exclusive, non-transferable right and license to use the iLabor Network as a hosted front-office tool. CPR exclusively retains all right, title and interest in and to the iLabor Network. In addition, Select agreed to become a supplier of temporary personnel to third party clients through the iLabor Network and to fulfill agreed-upon orders for such personnel accepted by Select through the iLabor Network. CPR also agreed to permit Select to use the iLabor Network to find and select third-party, temporary personnel suppliers to fulfill orders for Select’s end-user client. In consideration of the license granted, Select agreed to pay a non-refundable fee equal to $1,200, of which $900 was paid on April 8, 2008 and $300 was due on July 1, 2008, but was not paid. The July payment was waived and incorporated into the Select Settlement Agreement described below. If Select uses the iLabor Network to find and select third-party, temporary personnel vendors to fulfill orders for Select’s end-user clients, then the parties agree to split the net amount billed to the end-user clients less the amount paid to such vendors (the “Revenue Fee”).

Effective March 30, 2008, on April 8, 2008, CPR entered into the Temporary Help Services Subcontract dated April 8, 2008 (the “Select Subcontract”) with Select. The Select Subcontract expires April 7, 2013. Pursuant to the Select Subcontract, CPR subcontracts to Select the client contracts and contract rights previously serviced on behalf of CPR by other entities (the “Customers”). Pursuant to the Select Subcontract, the parties agree that Select will directly interface with the Customers, but at no time will CPR relinquish its ownership, right, title or interest in or to its contracts with the Customers (the “Contracts”). Subject to certain exceptions, upon expiration of the Select Subcontract, CPR will abandon such rights in the Contracts and Select may solicit the Customers serviced under the Select Subcontract. Select is responsible for invoicing the Customers and for collection of payment with regard to services provided to Customers by Select.

On July 29, 2008, Select, together with Real Time Staffing Services, Inc. (“Real Time”), filed a complaint against ClearPoint and on August 1, 2008, Select filed an amended complaint (the “Select Litigation”) claiming that ClearPoint owed it $1,033 for services performed. For additional information regarding the Select Litigation, see “—Contingencies and Litigation.”

On August 22, 2008, CPR, Real Time and Select entered into a Settlement Agreement and Release (the “Select Settlement Agreement”) pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, the Select License Agreement and the Select Subcontract. Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract, as described below; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement. The monthly

Revenue Fees are split between the parties as provided in the License Agreement. Licensing fees related to this contract consist of amortizing deferred revenue of $83 per month for 28 months plus CPR receives an additional $250 per month by Select over the remaining life of the contract, which is 28 months.

Also, pursuant to the Select Settlement Agreement, the parties terminated the Select License Agreement effective August 22, 2008. There were no termination penalties incurred in connection with the termination of the Select License Agreement.

In connection with the Select Settlement Agreement, on August 22, 2008, CPR and Select entered into the First Amendment to the Select Subcontract (the “Subcontract Amendment”). Pursuant to the Subcontract Amendment, the following changes were made to the Select Subcontract:

•

The fee was amended to provide that Select will pay CPR, for twenty-eight consecutive months, 25% of each month’s gross sales generated by the Customers and Contracts as well as, without duplication, sales generated by certain locations in accordance with the Select Subcontract, subject to a maximum fee of $250 per month. The payments are subject to acceleration upon occurrence of certain breaches of the Select Subcontract or bankruptcy filings by Select.

•	The term of the Select Subcontract was amended to provide that the term will expire upon the payment of all fees owed under the Select Subcontract, as amended.

On May 22, 2008, ClearPoint entered into an amendment to a Managed Services Agreement with Townsend Careers to take over certain contracts that were being services out of ClearPoint’s former Baltimore, MD office. Under the terms of the agreement, Townsend Careers agreed to pay ClearPoint a royalty fee of 6% of billings.

Certain Related Party Transactions

On June 26, 2008, ClearPoint entered into an Advisory Services Agreement (the “Advisory Services Agreement”) with TerraNova Management Corp., the manager of TerraNova Partners (“TNMC”), in order to: (i) provide compensation to TNMC for its services since the expiration of a former agreement pursuant to which TNMC provided similar services to ClearPoint (the “Initial Agreement”) and (ii) engage TNMC to provide future advisory services. Pursuant to the Advisory Services Agreement, TNMC will provide a dvice and assistance to ClearPoint in its analysis and consideration of various financial and strategic alternatives (the “Advisory Services”), however the Advisory Services will not include advice with respect to investments in securities or transactions involving the trading of securities or exchange contracts. The Advisory Services Agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.

ClearPoint shall compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and will reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50 per month. Fees payable to TNMC for each of the months of February, March, April and May 2008 are $50 and may be paid 100% in shares of common stock, at ClearPoint’s option. At ClearPoint’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the Advisory Services Agreement shall be priced at the month-end closing price for each month of services rendered. Subsequent to the end of the quarter ClearPoint made the election to pay all fees due through August 2008, under the Advisory Services Agreement, in the form of shares of common stock. The Company’s board of directors approved payment for the Advisory Services in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock.

On June 20, 2008, Kurt Braun, ClearPoint’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as ClearPoint’s Chief Financial Officer, ClearPoint and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to ClearPoint, ClearPoint has agreed to, among other things: (i) pay Mr. Braun $75, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with ClearPoint’s 2006 plan. As of September 30, 2008, ClearPoint paid Mr. Braun approximately $52 pursuant to the Braun Separation Agreement.

On June 20, 2008, John Phillips and ClearPoint entered into an Employment Agreement (the “Phillips Employment Agreement”). Pursuant to the Phillips Employment Agreement, Mr. Phillips’ current base salary is $175 per year, which may be increased in accordance with ClearPoint’s normal compensation review practices. On November 7, 2008, the Company’s board of directors increased Mr. Phillips’ base salary to $195 effective November 10, 2008. Mr. Phillips is also entitled to participate in any benefit plan of ClearPoint currently available to executive officers to the extent he is eligible under the provisions thereof, and ClearPoint will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family. Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by ClearPoint’s Chief Executive Officer, the board of directors and the Compensation Committee of the board of directors. On August 20, 2008, Mr. Phillips was granted stock options to purchase 50,000 shares of common stock. The options vest in three equal annual installments beginning August 20, 2009 and expire August 20, 2018. The exercise price of the options is $0.30 per share.

Warrants

In connection with the $10,000 term loan at February 28, 2005, ClearPoint simultaneously issued three detachable warrants to purchase an aggregate of 9% of ClearPoint’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and may be exercised until February 28, 2015. ClearPoint has accounted for the warrants issued to the investors as a liability under the provisions of FAS 150. The warrants were initially valued at $396 by an independent valuation company. This initial value was recorded as debt discount and was being amortized over the three year life of the loan by the interest method. Amortization of $0 and $132 (the balance of the debt discount) was recorded by ClearPoint as interest expense for the three months ended March 31, 2008 and 2007 respectively. The warrants are fair valued each reporting period and the increase/decrease reflected as interest expense/income in the condensed consolidated statement of operations. As of December 31, 2006, the warrants were valued at $3,292. The warrant holders were paid $3,292 to redeem the warrants on February 12, 2007 from proceeds received as a result of the merger with Terra Nova.

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

As a result of Terra Nova’s initial public offering, there were 11,040,000 redeemable common stock purchase warrants issued and outstanding as at June 30, 2007, which include warrants that are part of the outstanding units. Each warrant entitles the holder to purchase from ClearPoint one share of common stock at an exercise price of $5.00 per share commencing on February 12, 2007 (the completion of the merger with Terra Nova) and expiring on April 17, 2009 (four years from the effective date of Terra Nova’s initial public offering). The warrants are redeemable at a price of $.01 per warrant upon 30 days notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of redemption is given. In connection with its initial public offering, Terra Nova issued an option for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit with each unit consisting of one share of Terra Nova’s common stock, $.0001 par value, and two redeemable common stock purchase warrants. In addition, the warrants underlying such units are exercisable at $6.65 per share.

In connection with the amendment and restatement of certain promissory notes on March 31, 2008, ClearPoint issued to the respective noteholders warrants to purchase an aggregate of 82,500 shares of ClearPoint common stock. In connection with an additional amendment to extend the maturity date of such promissory notes, on June 20, 2008, ClearPoint issued each noteholder warrants to purchase an additional 82,500 shares of common stock. The additional warrants are immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011 at an exercise price of $1.55 per share. The exercise price and the number of shares issuable upon the exercise of such warrants are subject to adjustment in certain events, including a stock split and reverse stock split. (See Note 12 to the Notes of the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

In connection with the transaction with ComVest, ClearPoint issued the ComVest Warrant. The ComVest Warrant is exercisable until June 30, 2014 and the exercise price and number of shares issuable upon exercise of the ComVest Warrant are subject to adjustment following certain events.

In connection with the M&T Restructure Agreement described above, ClearPoint issued the M&T Warrants. The M&T Warrants are exercisable until June 20, 2012 and may be exercised by reducing the cash amount of certain obligations owed to M&T. The M&T Warrants also contain provisions related to the adjustment of the respective exercise prices and number of shares issuable upon exercise of the M&T Warrants.

Income Taxes

As of December 31, 2007, ClearPoint had a current and long term deferred tax asset of $3,569. Management believes that after consideration of positive and negative factors that, as of December 31, 2007, it is more likely than not that the deferred tax asset will be realized as it has the ability to carry back some of the loss to the prior year and will be able to generate sufficient future taxable income.

Contractual Obligations

A summary of ClearPoint’s contractual obligations as of September 30, 2008 is as follows:

$ (000’s)	Total	Less than 1 year	1 – 3 years	3 – 5 years	Over 5 years
Long-term debt, gross of Original Issue Discount	$15,640	$2,012	$8,962	$268	$4,398
Notes payable	3,142	437	550	808	1,347
Operating leases	454	161	293	—	—
Restructuring costs	1,701	1,191	510	—	—

	$20,937	$3,801	$10,315	$1,076	$5,745

Debt: As discussed under Liquidity and Capital Resources, ClearPoint has entered into various debt agreements with ComVest, M&T, Blue Lake and various other noteholders with varying expiration dates in the years ending December 31, 2008 through December 31, 2013. ClearPoint has entered into a debt agreement with unrelated individuals in connection with the acquisition of StaffBridge, Inc. which was subsequently amended and is due December 31, 2008. ClearPoint has entered into a debt agreement with the former owners of ASG in connection with the acquisition of ASG, expiring December 31, 2016. (See also Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

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

Contingencies and Litigation

Westaff, Inc.

In February of 2007, ClearPoint entered into a three party settlement agreement between ClearPoint, Westaff, Inc. (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266 to Westaff, plus legal fees of $56, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to ClearPoint including legal expenses was $322 in the fiscal year 2007.

ClearPoint also hired a high level transportation sales executive. The former partner of the high level executive, threatened litigation against ClearPoint based on covenants not to compete related to clients that ClearPoint was soliciting. To settle the potential claim, ClearPoint made a one-time cash payment of $80 in the first quarter of fiscal 2007 to the former partner of the transportation executive in exchange for fully settlement and release of all potential claims against ClearPoint and the executive.

Temporary Services Insurance Ltd.

On September 21, 2007, TSIL, which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, initiated the TSIL Litigation in the U.S. District Court in Florida against ALS, Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of ClearPoint.

ClearPoint is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including Advantage Services Group II, LLC (“ASG II”), in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requests in its complaint that its damages be satisfied from the assets transferred to ClearPoint. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing. ClearPoint intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any.

On January 11, 2008, ClearPoint filed its Answer denying all claims in the TSIL Litigation and has also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS has filed its Answer to ClearPoint’s Crossclaim, denying all claims, and has filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify ClearPoint and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under the ALS Note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an Order, dated February 22, 2008 (the “TSIL Order”), requiring ClearPoint not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about June 20, 2008, in connection with ALS’ agreement to subordinate the ALS Note to ComVest and M&T, ALS and its subsidiaries as well as certain other individuals (collectively, the “ALS Parties”) entered into the ALS Agreement. Pursuant to the ALS Agreement Agreement, the ALS Parties and ClearPoint agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify ClearPoint in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for ClearPoint’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300;

•

That the ALS Parties and ClearPoint shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, ClearPoint shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the TSIL Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and Note; and

•

ClearPoint agreed not to assert its right to set off from the Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against ClearPoint in the TSIL Litigation, or the amount of TSIL’s claims against ClearPoint are liquidated by settlement or otherwise.

James W. Brown et al.

On or about October 29, 2007, ClearPoint received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against ClearPoint, a wholly owned subsidiary of ClearPoint and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC (“CP Advantage”), a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing. ClearPoint intends to pursue all appropriate claims for such indemnification.

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

Alliance Consulting Group Associates, Inc.

On April 25, 2008, Alliance filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR has failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007.

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

Sunz Insurance

On or about June 25, 2008, Sunz filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG d/b/a ClearPoint HR and CP Advantage. Sunz claims to have provided workers compensation insurance to ASG and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ASG and CP Advantage owe in excess of $500 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.

CPR filed a Motion to Dismiss on August 4, 2008, alleging that Sunz failed to attach to the complaint all documents necessary to calculate the amount of the premiums due under the policy.

Select Staffing

On July 29, 2008, Select and Real Time, initiated the Select Litigation in the Superior Court of California (Santa Barbara County), against ClearPoint and on August 1, 2008, Select filed an amended complaint. In the amended complaint, Select alleges that ClearPoint entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through ClearPoint to its clients. Select claims that ClearPoint currently owes it $1,033 for services performed. Select seeks, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000 as well as court costs and other just and proper relief.

On August 22, 2008, CPR, Real Time and Select entered into the Select Settlement Agreement pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, the Select License Agreement and the Select Subcontract. Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement and to terminate the Select License Agreement effective August 22, 2008.

ClearPoint reserved amounts on its balance sheet for some, but not all, of these matters. An adverse decision in a matter for which ClearPoint has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that ClearPoint’s management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of ClearPoint’s business strategy, which may negatively impact ClearPoint’s financial position and results of operations.

The principal risks that ClearPoint insures against are general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, ClearPoint records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of ClearPoint.

Generally, ClearPoint is engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of ClearPoint.

Listing on Nasdaq

Pursuant to the Marketplace Rules of Nasdaq, whenever the staff of the Nasdaq Listing Qualifications Department (the “Staff”) determines that a company, the securities of which are listed on Nasdaq, does not meet a Nasdaq continued listing standard, including, but not limited to, the requirements set forth in Nasdaq Marketplace Rule 4310(c)(3) (“Rule 4310(c)(3)”), the Staff notifies the company of such non-compliance. On May 22, 2008, the Company received a deficiency letter from Nasdaq indicating that the Company is not in compliance with Rule 4310(c)(3) which requires the Company to maintain either (i) $2,500 of stockholders’ equity, (ii) $35,000 market value of listed securities or (iii) $500 of net income from continuing operations for the most recently completed fiscal year or two of the last three most recently completed fiscal years.

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

On June 13, 2008, the Company provided to Nasdaq a plan to achieve and sustain compliance with the stockholder’s equity, market value and net income listing requirements, including the time frame for completion of the plan. On July 16, 2008, the Staff notified the Company that it had reviewed the Company’s plan and determined to delist the Company’s securities from The Nasdaq Capital Market. On July 23, 2008, the Company requested an appeal of this determination. On September 9, 2008, the Staff notified the Company that its appeal had been denied and that trading in the Company’s securities would be suspended effective at the opening of business on September 11, 2008. The Company’s securities will be delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. Effective September 11, 2008, the Company’s common stock was quoted on The OTC Bulletin Board under the symbol “CBPR.OB.” Effective September 15, 2008, the Company’s units and warrants were quoted on The OTC Bulletin Board under the symbols “CBPRU.OB” and “CPBRW.OB,” respectively.

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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4(T).	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The term “disclosure controls and procedures” (defined in SEC Rule 13a-15(e)) refers to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within required time periods and that such information is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures as of the end of the period covered by this report. The Company also engaged external advisors with expertise in assisting companies document, assess and recommend improvements to management’s internal control environment to assist management in its assessment. Based on management’s evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2008, such controls and procedures were ineffective.

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

During the period covered by this Quarterly Report on Form 10-Q, the Company has continued to take the steps necessary to remediate the foregoing material weaknesses and made the following changes to its internal control over financial reporting:

•	implemented controls to address the segregation of duties relating to the processing and posting of cash receipts; and

•	commenced a review by the Company’s internal audit firm of new accounting processes to provide an evaluation of the level of controls and related procedures currently in place for each process.

The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated any changes in the Company’s internal control over financial reporting that occurred during the most recent fiscal quarter ended September 30, 2008, and there were no additional changes, other than those noted above, in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS (000’s)

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

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ASG”) and CP Advantage. Sunz claims to have provided workers compensation insurance to ASG and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ASG and CP Advantage owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.

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

On August 22, 2008, CPR, Real Time and Select entered into the Select Settlement Agreement pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, the Select License Agreement and the Select Subcontract. Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900,000 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain customer accounts; (iii) to execute an amendment to the Select Subcontract; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement and to terminate the Select License Agreement effective August 22, 2008.

The Company reserved amounts on its balance sheet for some, but not all, of these matters. An adverse decision in a matter for which the Company has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that the Company’s management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of the Company’s business strategy, which may negatively impact the Company’s financial position and results of operations.

The principal risks that the Company insures against are general liability, automobile liability, property damage, alternative staffing errors and omissions, fiduciary liability and fidelity losses. If a potential loss arising from these lawsuits, claims and actions is probable, reasonably estimable, and is not an insured risk, the Company records the estimated liability based on circumstances and assumptions existing at the time. Whereas management believes the recorded liabilities are adequate, there are inherent limitations in the estimation process whereby future actual losses may exceed projected losses, which could materially adversely affect the financial condition of the Company.

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

This Quarterly Report on Form 10-Q includes a going concern note to our condensed interim consolidated financial statements for the fiscal quarter ended September 30, 2008 which may require us to scale back or cease operations.

At September 30, 2008, we had an accumulated deficit of approximately $53.9 million and working capital deficiency of approximately $8.9 million. For the nine months ended September 30, 2008, we incurred a net loss of approximately $38.2 million. Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, we included “Note 1 – Going Concern” to our condensed interim consolidated financial statements for the quarter ended September 30, 2008, which states that there is substantial doubt about our ability to continue as a going concern.

If we are unable to obtain additional funding, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, you may lose a portion or all of your investment. In addition, the going concern note may cause concern to one or more of our constituencies of debt holders, clients, suppliers, or trade creditors. If any debt holder’s, client’s or trade creditor’s concern results in adverse changes in their respective business relations with us, these changes may materially adversely affect our cash flows and results of operations.

We incurred losses for the nine months ended September 30, 2008 and the last three fiscal years, and continued losses may negatively impact our business, ability to repay debt, financial condition and results of operations.

We incurred net losses of approximately $38.2 million, $12.4 million, $1.4 million and $1.2 million for the nine months ended September 30, 2008 and the fiscal years ended December 31, 2007, 2006 and 2005, respectively. As of September 30, 2008, we had an accumulated deficit of approximately $53.9 million. If we continue to experience losses, it may negatively impact our business, ability to repay debt, financial condition and results of operations.

We may be unable to obtain adequate financing to implement our business plan, which will have a material adverse impact on our liquidity and ability to continue operations.

Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results, which may negatively impact our efforts to arrange financing on satisfactory terms.

The going concern note to our condensed interim consolidated financial statements for the fiscal quarter ended September 30, 2008 indicates an absence of obvious or reasonably assured sources of future funding necessary to maintain our ongoing operations. There is no assurance that our capital raising efforts will be able to attract the additional capital or other funds we need to sustain our operations. The going concern note may make it more difficult for us to raise capital. If adequate funds are not available, or are not available on acceptable terms, we may not be able to implement our business plan or repay our existing debt obligations. The failure to obtain capital on acceptable terms will also have a material adverse effect on our liquidity and ability to continue operations.

If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources. At September 30, 2008, we had cash and cash equivalents of approximately $2.7 million and approximately $29.8 million of total liabilities. Our ability to borrow under the ComVest revolving credit facility and term loan would be compromised in the event of any non-compliance with certain financial and reporting covenants under the ComVest loan agreement. Such non-compliance would constitute an event of default and would permit the lender to exercise its remedies under the ComVest loan agreement, including declaring all amounts owing under the revolving credit facility and the term loan, which constituted, in the aggregate, approximately $8.5 million at September 30, 2008, to be immediately due and payable. Also listed as an event of default under the ComVest loan agreement is a default with respect to any other of our indebtedness exceeding $100,000, if the effect of such default would permit the lender to accelerate the maturity of such indebtedness. An event of default under the ComVest loan agreement would also require us to pay higher rates of interest on the amounts we owe to ComVest and, pursuant to a cross default provision, may trigger an agreement termination event under the M&T loan agreement, which would, among other remedies available to M&T, result in the deferred obligations under such agreement, which constituted, in the aggregate, approximately $7.5 million at September 30, 2008, becoming accelerated and immediately due and payable.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007. Based on that assessment, our management determined that our internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and identified certain material weaknesses in our internal control over financial reporting. Although we continue to undertake steps to address these material weaknesses, the remediation process was not completed as of September 30, 2008 and there is no assurance that such steps are sufficient to remedy the identified material weaknesses. If our remedial policies and procedures are insufficient to address the identified material weaknesses, or if additional significant deficiencies or material weaknesses relating to our internal control over financial reporting are discovered in the future, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic future management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Internal control deficiencies could also cause investors, as well as our clients and staffing suppliers, to lose confidence in our reported financial information.

Although we believe that we will address our material weaknesses in internal control over financial reporting in the future, we cannot guarantee that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential stockholders, as well as our clients and suppliers, to lose confidence in our financial reporting and disclosure required under the Exchange Act which could adversely affect our business.

If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

iLabor constitutes the major component of our business model and business plan. During the fiscal quarter ended June 30, 2008, we transitioned from the temporary staffing model to our iLabor technology platform to enable our clients to procure temporary labor through a ClearPoint approved staffing supplier network. Due to the transition of our business from the temporary staffing model to the iLabor Network, for the nine months ended September 30, 2008, revenues from the iLabor Network constituted approximately 5% of our revenue. Because it has been recently introduced, our iLabor model has not been proven in the market and there is no assurance that it will result in sustainable revenues for us. If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

Our indebtedness may limit cash flow available for our operations.

On June 20, 2008, we consolidated and deferred payment on our obligations to M&T and entered into a $3.0 million revolving credit facility with ComVest and a $9.0 million term note with ComVest. Such loans with ComVest effectively replaced M&T with ComVest as our senior lender. We use royalty payments received from Select, StaffChex and Townsend Careers for the repayment of the ComVest term note. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200,000, we must make up the difference from our operating cash. In the event that royalty receipts from these sources exceeds $450,000 in a given month, we may utilize the excess for operations or offset amounts owed on the revolving credit facility at our discretion. At September 30, 2008, we remitted approximately $300,000 of our royalty receipts to ComVest pursuant to such arrangement.

In addition, as part of restructuring our debt obligations to M&T, of which approximately $7.5 million was outstanding at September 30, 2008, we agreed to pay M&T up to $3 million in cash proceeds arising out of our accounts receivable. At September 30, 2008, we remitted approximately $901,000 to M&T against the $3 million receivable target. We also agreed to pay M&T certain portions of our income tax refunds of not less than $1 million. We filed the required federal and state tax returns for the applicable periods and anticipate that the refunds will be remitted to M&T prior to December 31, 2008. Subsequent to September 30, 2008, we received and remitted approximately $927,000 of federal tax refunds to M&T. Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations will be reduced. The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete and require us to dedicate more cash flow to service our debt than we desire. Subject to limitations in the ComVest loan agreement, we may incur additional debt in the future to finance our operations or otherwise and servicing this debt could further limit our cash flow.

Quotation of our securities on The OTC Bulletin Board may adversely affect the liquidity of our common stock and limit our ability to raise capital.

Trading in our securities on Nasdaq was suspended in September, 2008. Our securities will be delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. We currently have our securities quoted on The OTC Bulletin Board. This market is generally considered to be less efficient than, and not as liquid as Nasdaq. An investor may find it more difficult to dispose of, or to obtain accurate quotations for the price of, our securities quoted on The OTC Bulletin Board. Certain institutional investors may no longer be able to retain their interests in and/or make further investments in our securities because of their internal rules and protocols. Broker-dealers may be less willing or able to sell and/or make a market in our common stock.

Shares of our common stock are quoted on The OTC Bulletin Board, but there is not presently an active market for shares of our common stock and, therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity. The trading in our common stock has substantially less liquidity than the trading in the securities of many other companies quoted on The OTC Bulletin Board. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for the shares of our common stock does not develop, you may be unable to resell your shares of common stock at or above the price you paid for them or at any price.

In addition, offerings of our securities are subject to state securities laws. The National Securities Markets Improvement Act of 1996, referred to as the NSMIA, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as covered securities. Because our common stock is not listed on any exchange, our securities may not be deemed covered securities under certain provisions of the NSMIA and we may be subject to regulation in each state in which we offer securities. Compliance with such regulations may require significant resources and materially adversely affect our ability to raise capital through sales of our securities.

Our common stock may be subject to the “penny stock” rules of the SEC, which make transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

Under the rules of the SEC, “penny stock” means, for the purposes relevant to us, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As of November 12, 2008, the last reported sale price per share of our common stock was $0.06, and trading in shares of our common stock may be subject to “penny stock” rules.

Subject to certain exemptions, the penny stock rules established by the SEC impose additional sales practices on broker-dealers and require that a broker or dealer:

•	approve an investor’s account for transactions in penny stocks; and

•	receive from the investor a written agreement to the transaction.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

•	obtain information regarding the investor’s financial situation, investment experience and objectives; and

•

make a reasonable determination that the transactions in penny stock are suitable for that investor and that the investor has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver to the investor, prior to any transactions in penny stock, a written statement which sets forth the basis on which the broker or dealer made the suitability determination described above.

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. In addition, the mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make and investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Failure to remain current in our SEC reporting requirements may result in removal of our securities from The OTC Bulletin Board and require us to transfer our securities to the Pink Sheets®, which would adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.

To be eligible for quotation on The OTC Bulletin Board, issuers must remain current in their filings with the SEC. If we become delinquent in our required filings with the SEC, our securities will be removed from The OTC Bulletin Board following a certain grace period. Although we are currently not delinquent in our required filings, there is no assurance that we will always be current in our reporting requirements.

If our securities are removed from The OTC Bulletin Board and we fail to meet the listing standards of a national securities exchange, we would try to have our securities quoted on the Pink Sheets® operated by Pink OTC Markets Inc.

The quotation of our common stock on the Pink Sheets® may reduce the price of our common stock and the liquidity of our securities. In addition, the quotation of our common stock on the Pink Sheets® may materially adversely affect our ability to raise capital on terms acceptable to us or at all.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On June 12, 2008, the Company issued a note (the “Original Bridge Note”) to TerraNova Partners, L.P. (“TerraNova”) in the principal amount of $100,000, respectively. TerraNova, a majority stockholder of the Company, is 100% beneficially owned by Vahan Kololian, the Company’s lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova. On June 26, 2008, the Company issued an amended and restated Original Bridge Note (the “Amended Bridge Note”) to TerraNova. Among other things, the Amended Bridge Note provides that the Company shall have the right to repay the Amended Bridge Note in shares of its common stock at a price equal to the closing price of the common stock on June 26, 2008.

On August 12, 2008, the Company’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova in 204,082 shares of common stock (the “TerraNova Bridge Shares”).

On June 26, 2008, the Company entered into an Advisory Services Agreement (the “Advisory Services Agreement”) with TerraNova Management Corp., the manager of TerraNova Partners (“TNMC”), in order to: (i) provide compensation to TNMC for its services since the expiration of a former agreement pursuant to which TNMC provided similar services to ClearPoint (the “Initial Agreement”) and (ii) engage TNMC to provide future advisory services. Pursuant to the Advisory Services Agreement, TNMC will provide advice and assistance to the Company in its analysis and consideration of various financial and strategic alternatives (the “Advisory Services”). ClearPoint shall compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and will reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50,000 per month. Fees payable to TNMC for each of the months of February, March, April and May 2008 are $50,000 and may be paid 100% in shares of common stock, at the Company’s option. At the Company’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the Advisory Services Agreement shall be priced at the month-end closing price for each month of services rendered. Subsequent to the end of the quarter, the Company made the election to pay all fees due through August 2008, under the Advisory Services Agreement, in the form of shares of common stock.

The Company’s board of directors approved payment for the Advisory Services in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock (collectively, the “TNMC Advisory Shares”).

The Company offered and sold the TerraNova Bridge Shares and the TNMC Advisory Shares in reliance on the exemption from the registration requirements of Securities Act of 1933, as amended (the “Securities Act”) under Section 4(2) of the Securities Act, based upon a determination that the shares are being issued to sophisticated investors who could fend for themselves and who had access to, and were provided with, certain information that would otherwise be contained, or incorporated by reference, in a registration statement and there was no general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

Entry into a Material Definitive Agreement.

As previously disclosed in its filings with the SEC, on June 20, 2008 and in connection with the refinancing transaction with ComVest, the Company entered into a Registration Rights Agreement dated June 20, 2008 (the “Registration Rights Agreement”) for the benefit of ComVest and M&T (collectively with ComVest, the “Investors”). The Company agreed to: (i) prepare and file with the SEC a registration statement (the “Registration Statement”) covering the resale of shares of common stock issuable upon the exercise of warrants issued to the Investors by no later than September 18, 2008 (the “Filing Deadline”) and (ii) use its best efforts to cause the Registration Statement to be declared effective by the SEC as promptly as possible after filing and keep such Registration Statement effective for the period set forth in the Registration Rights Agreement. As of the date of this report, the Company has not filed the Registration Statement.

On November 7, 2008 and November 12, 2008, ComVest and M&T, respectively, entered into Waiver and Consent Agreements with the Company pursuant to which the Investors waived (i) the requirement that Registration Statement be filed by the Filing Deadline and (ii) the remedies available to the Investors as a result of the Company’s failure to file the Registration Statement by the Filing Deadline. In addition, the Investors and the Company agreed that the Company shall file the Registration Statement on or prior to December 1, 2008.

The Waiver and Consent Agreements also include various other provisions customary for transactions of this nature. The foregoing is a summary of certain of the material provisions of the Waiver and Consent Agreements. This summary is not intended to be complete and is qualified in its entirety by reference to the Waiver and Consent Agreements. The Waiver and Consent Agreements are attached hereto as Exhibits 10.3 and 10.4 and are incorporated by reference herein.

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

As previously disclosed in its filings with the SEC, on June 20, 2008, the Company entered into an Employment Agreement with John Phillips (the “Employment Agreement”) pursuant to which Mr. Phillips agreed to serve as the Company’s Chief Financial Officer. The Employment Agreement provided for a base salary of $175,000 per year, which may be increased in accordance with the Company’s normal compensation review practices. On November 7, 2008, the Company’s board of directors determined to increase Mr. Phillips’ base salary to $195,000 effective November 10, 2008.

Unregistered Sales of Equity Securities.

The information contained in “Item 2. Unregistered Sales of Equity Securities and Use of Proceeds” of Part II of this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 6.	EXHIBITS

Exhibit No.	Description
2.1	Agreement to Reform Asset Purchase Agreement effective as of February 23, 2007 by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint Business Resources, Inc.

10.1	Settlement Agreement and Release dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing; Real Time Staffing Services, Inc. d/b/a Select Staffing; and ClearPoint Resources, Inc.

10.2	First Amendment to Temporary Help Services Subcontract dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc.

10.3	Waiver and Consent by and among ClearPoint Business Resources, Inc. and ComVest Capital, LLC dated November 7, 2008.

10.4	Waiver and Consent by and among ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated November 12, 2008.

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 18 to the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

Date: November 14, 2008	By:	/s/ Michael D. Traina
Michael D. Traina Chief Executive Officer

Date: November 14, 2008	By:	/s/ John G. Phillips
John G. Phillips Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description
2.1	Agreement to Reform Asset Purchase Agreement effective as of February 23, 2007 by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint Business Resources, Inc.

10.1	Settlement Agreement and Release dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing; Real Time Staffing Services, Inc. d/b/a Select Staffing; and ClearPoint Resources, Inc.

10.2	First Amendment to Temporary Help Services Subcontract dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc.

10.3	Waiver and Consent by and among ClearPoint Business Resources, Inc. and ComVest Capital, LLC dated November 7, 2008.

10.4	Waiver and Consent by and among ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated November 12, 2008.

11	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 18 to the Notes to the Condensed Consolidated Financial Statements of this Quarterly Report on Form 10-Q).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Exchange Act.

32	Certification of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1