Form 10-K
period 2008-12-31
Clearpoint Business Resources, Inc
filed 2009-04-15
CIK 1298663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission file number 000-51200

ClearPoint Business Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0434371
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

1600 Manor Drive, Suite 110, Chalfont, Pennsylvania 18914

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (215) 997-7710

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value
(Title of class)

Units
(Title of class)

Warrants
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐ No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $2,710,904 based on the closing sale price as reported on The NASDAQ Stock Market, LLC.  For the purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of the registrant and holders of more than 10% of the registrant’s common stock on June 30, 2008.

The number of shares outstanding of the registrant’s common stock as of March 23, 2009 was 14,251,964 shares.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEARPOINT BUSINESS RESOURCES, INC.
TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, referred to as the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, referred to as the Exchange Act.  Our forward-looking statements include, but are not limited to, statements regarding our expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and are based on our current assumptions, estimates, forecasts, expectations and beliefs concerning our business and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

•	our ability to continue as a going concern and obtain adequate financing;

•	our ability to service and repay our outstanding debt obligations;

•	limitations that our outstanding debt obligations impose on our cash flow available for our operations;

•	our ability to facilitate the market acceptance of our iLabor Network and increase revenues;

•	the effect of the current economic downturn; and

•	other risk factors set forth in this Annual Report on Form 10-K.

The foregoing risks are not exhaustive.  The “Risk Factors” set forth in Part I, Item 1A. of this Annual Report on Form 10-K include additional risk factors which could impact our business and financial performance.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on forward-looking statements as a prediction of actual results.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PRESENTATION OF INFORMATION

Financial information contained in Part I and Items 6 and 7 of Part II of this Annual Report on Form 10-K expressed in U.S. dollars is presented in thousands (000’s) unless otherwise noted.  Percentages contained in this report were calculated, where possible, using the information from our consolidated financial statements, and not the rounded information contained in this report.  As a result, these percentages may differ slightly from calculations based upon the rounded figures provided in this report and totals contained in this report may be affected by rounding.

Unless the context indicates otherwise, references to “ClearPoint Business Resources, Inc.,” “ClearPoint,” the “Company,” “we,” “us” and “our” in this Annual Report on Form 10-K refer to ClearPoint Business Resources, Inc. and its subsidiaries.

PART I

Item 1.  Business.

Company Overview

ClearPoint is a workplace management solutions provider.  Prior to fiscal year 2008, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor. During the year ended December 31, 2008, ClearPoint transitioned its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network, referred to as the iLabor Network or iLabor. Under the new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers using iLabor.

ClearPoint’s services focus on assisting clients in managing their contingent labor needs. iLabor creates a dynamic, competitive open marketplace for suppliers of temporary labor to bid on and fulfill orders for temporary labor placed by ClearPoint’s clients. iLabor Network provides services to clients ranging from small businesses to Fortune 500 companies. The iLabor Network specializes in the highly transactional “go to work” or “on-demand” segment of the temporary labor market. Historically, this portion of the market has been underserved by technology solutions. ClearPoint considers hospitality, distribution, warehouse, manufacturing, logistics, transportation, convention services, hotel chains, retail, and administrative sectors among the segments best able to be served by the iLabor Network.

iLabor is an on-demand e-procurement solution which eliminates the need for clients to install and maintain costly hardware and software applications. A client can access iLabor through standard Internet connections and web browsers, which also eliminates the need for time consuming and costly systems integrations. Regardless of size, number of locations, or number of temporary staffing companies utilized, ClearPoint’s clients receive one bill, centralized reporting, company wide metrics, and standardized quality control from one point of entry, iLabor. The iLabor platform provides real time feedback on all posted positions and provides a centralized reporting mechanism for clients to review and monitor their spending on temporary labor.

Many of these same benefits of ClearPoint’s product offering are realized by ClearPoint’s suppliers as well. They incur no software or implementation fees and can access the application through a standard Internet browser. They also have the opportunity to access more clients via the portal and benefit from ClearPoint’s consolidated invoicing and payments, thereby reducing their internal overhead costs.

ClearPoint believes that its iLabor technology has allowed ClearPoint to better position itself in the human capital industry. The iLabor Network is a technology-based procurement method that provides a low cost and easy alternative for ClearPoint’s clients, as well as traditional staffing companies in the industry, to procure temporary labor through a ClearPoint-approved staffing supplier network that has national coverage. It is the strength of ClearPoint’s base of temporary labor suppliers that enables ClearPoint to effectively and efficiently meet the stringent demands of iLabor clients, often within very tight time constraints. The iLabor platform is a fully scalable product offering that can accommodate significant growth in transaction volumes for ClearPoint without significant increases to ClearPoint’s existing cost structure.

ClearPoint’s vendor management services, or VMS, system provides human resource outsourcing, customized managed services programs, and workforce optimization embedded within the clients’ internal technology infrastructure. ClearPoint’s VMS system is a management software program that encompasses every facet of coordinating, ordering, planning and tracking of all contract/temporary personnel, including contract employees from various staffing companies.

Business Strategy

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

ClearPoint believes that iLabor is a tool for companies that take advantage of the temporary labor workforce. iLabor is a virtual marketplace for such companies to e-procure temporary labor from a national network of ClearPoint-approved suppliers that compete for each position. The strength of ClearPoint’s supplier base ensures that posted positions are filled on a timely basis, and iLabor provides clients with the ability to monitor their total spends on temporary labor with real-time feedback. ClearPoint has made it simple and inexpensive for its clients to access a pool of temporary labor by avoiding time consuming systems integrations and costly hardware and software application purchases and installations.

ClearPoint intends to grow its supplier network and facilitate the market acceptance of the iLabor Network. ClearPoint is constantly expanding its supplier network to increase its coverage through both recruitment of new suppliers and by the addition of new clients who have existing relationships for sourcing contingent labor and would like to use them through the portal. In addition, ClearPoint designs and implements performance based solutions for its iLabor clients and provides value-added consulting services tailored to the client’s business.

ClearPoint also intends to continue to offer VMS whereby ClearPoint provides dedicated onsite personnel to coordinate the contingent labor resources, working in conjunction with ClearPoint’s clients to determine their needs and requirements relating to the sourcing and management of the labor.

Technology and Services

ClearPoint is a technology based service provider in the procurement of temporary labor.  ClearPoint provides the following services:

Management of Temporary Workforce

iLabor. ClearPoint’s iLabor Network is a proprietary technology-based platform which provides clients a comprehensive web-based portal to streamline the process involved in procurement and management of contingent workforces through a network of ClearPoint-approved staffing suppliers. The iLabor platform provides a virtual marketplace for the e-procurement of temporary labor and provides clients with one contract and one contact point to order temporary staff on a national scale, without the requirement to implement costly systems integration.

VMS. ClearPoint’s VMS program provides a system for human resource outsourcing, customized managed services programs, and workforce optimization embedded within the clients’ internal technology infrastructure. ClearPoint’s human resource outsourcing service becomes an extension of its client’s human resource department as a sole source provider of staffing services for both contract and direct positions. ClearPoint will also design and implement performance based solutions for its clients and provide value-added consulting services tailored to the client’s business. ClearPoint’s VMS system is a management program that encompasses every facet of coordinating, ordering, planning and tracking of all contract/temporary personnel from various staffing companies and utilizes ClearPoint’s personnel onsite with its clients to help them optimize their workforce and reduce expenses.

Business Services

ClearPoint, through its approved partners, provides business process outsourcing, support services and benefits solutions and administration for clients. ClearPoint designs its business services and outsourcing programs to be client-specific business service solutions tailored to meet the needs of the particular client, which are easier and more cost effective for the client than building the necessary in-house recruiting and credentialing infrastructure. The goal of each outsourced program is to improve the client’s process and outcomes for the particular division that will be operated by ClearPoint. ClearPoint’s outsourcing offering can also include managing other functions for the client, such as payroll administration, training and retention programs, risk management and call centers.

Project-Based Staff Augmentation

Primarily from ClearPoint’s approved supplier network, ClearPoint provides full service project solutions, executive search and temporary and permanent placement, contract recruiting services and short- and long-term hourly-based assignments for clients in both commercial services and professional services. ClearPoint’s Project-Based Staff Augmentation for commercial services specializes in the transportation, logistics and distribution industry.

Clients and Suppliers

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

Historically, ClearPoint has sought to maintain a diverse client base in an effort to reduce the impact of client turnover. ClearPoint has traditionally had a larger concentration in the transportation and retail industries, but has recently expanded in the hospitality sector as well.  No single client accounted for more than 5% of ClearPoint’s revenues for the year ended December 31, 2008.

ClearPoint currently works with one client utilizing its VMS system, which accounted for 1% of ClearPoint’s revenues for the fiscal year ended December 31, 2008. ClearPoint maintains onsite personnel managing the client’s contingent labor needs sourcing, assessing, and screening candidates for temporary positions within the company.

ClearPoint’s supplier network ranges from small one-location offices to national firms with office locations across the United States. Suppliers are afforded many of the same benefits of using iLabor available to ClearPoint’s clients and can access the system through a standard Internet connection without any cost for software or implementation. They also receive consolidated billing and check processing and have the potential to service more clients in their geographic region with reduced overhead expenses.

Sales and Marketing

ClearPoint sells its technology services through both direct and indirect channels. A direct approach is used to target specific large accounts within the light industrial market segment and is augmented by indirect channel partners with specific temporary labor expertise. ClearPoint uses a solutions sales approach whereby ClearPoint’s products and services are presented to improve processes, increase efficiency, provide reporting tools and reduce expenses within an organization. This is typically done through lead qualification and follow up presentations to involved constituents of a prospective client.

Research and Development

ClearPoint focuses its research and development efforts primarily on the development of software upgrades to the iLabor system. ClearPoint’s research and development expenditures totaled $446 and $1,472 for the fiscal years ended December 31, 2008 and 2007, respectively.

Regulation

ClearPoint’s services are subject to various federal, state and local regulations. In addition, ClearPoint’s services may be subject to various state and local tax regulations. Some or all of ClearPoint’s services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices.

ClearPoint also is subject to regulations applicable to businesses conducting online commerce. Presently, there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of services, taxation, advertising, intellectual property rights and information security.

Intellectual Property

ClearPoint’s intellectual property assets take various forms, including know-how and related trade secrets, trademarks, trade names and copyrights, and related licensing. In terms of trademarks and brand equity, ClearPoint currently maintains five pending applications for federal registration with the U.S. Patent & Trademark Office, including four applications to protect variations on the “iLabor” and “ClearPoint iLabor” brand of web-based software and services, as well as issued registrations for ClearPoint’s slogan, “We Get To The Point”, and two other marks.  ClearPoint is actively prosecuting the above-mentioned pending applications in the effort to secure registration. With respect to copyrights, while ClearPoint has not secured U.S. Copyright Office registration, it is preparing one or more applications for registration, and it intends to vigorously protect and enforce its proprietary rights in the original programming embodied in the iLabor software suite. In connection with its proprietary know-how and trade secrets, ClearPoint implements safeguards to limit access to sensitive information and to secure employee cooperation in protecting company assets. The technology which ClearPoint deploys through its iLabor Network will be its core product offering as it moves forward. As a result, continuous enhancements and evaluation of safeguards of intellectual property constitute an important part of ClearPoint’s business strategy.

Competition

ClearPoint competes with e-procurement technology providers in the temporary staffing industry such as IQNavigator and Fieldglass, Inc., which focus on higher-end services and on-site vendor management, as well as other traditional temporary staffing firms offering similar services on a national, regional or local basis. The staffing business is very competitive and highly fragmented, with limited barriers to entry into the market, and no company has a dominant market share in the United States. ClearPoint is not aware of any competitors that compete directly with its iLabor platform in the light industrial market segment.

In the temporary staffing industry, historically, ClearPoint’s strongest competitors, for both iLabor and VMS, included national staffing companies that have close existing relationships with clients, greater financial resources and larger marketing presence, as well as specialty providers in certain verticals. In addition, such organizations could also discount their services to a point which would make it difficult for ClearPoint to compete effectively and maintain or gain a market share. iLabor differentiates itself from the traditional temporary staffing providers and e-procurement vendors by leveraging a network of staffing suppliers branching through locations across the United States and focusing on the underserved light industrial market segment. With the introduction of iLabor, ClearPoint operates as a clearing house for clients’ temporary staffing requirements, where many of the national staffing companies have now signed on to the iLabor Network, thereby becoming the fulfillment arm of ClearPoint’s iLabor ordering system. Small, local providers are also signing on to the iLabor Network. ClearPoint’s future success will depend on the adoption rate of the iLabor procurement system by corporate buyers of temporary staffing as well as by larger staffing companies looking to generate incremental revenues and earnings.

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors, including the personnel demands of its clients. Historically, ClearPoint has experienced a rise in demand from its transportation and retail clients in the fourth quarter due to the increase in the shipment of products for the holiday season. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and client planning cycles. Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients.

Employees

As of March 23, 2009, ClearPoint employed 16 full-time staff employees.

Business Combinations

ClearPoint was incorporated in Delaware on July 21, 2004. ClearPoint Resources, Inc., ClearPoint’s wholly-owned subsidiary (f/k/a Mercer Staffing, Inc. and ClearPoint Business Resources, Inc.), referred to as CPR, was formed in Delaware on January 1, 2005, as a holding company of its wholly owned subsidiaries consisting of, among others, Mercer Ventures, Inc., referred to as MVI, and Allied Contract Services, LLC. On February 12, 2007, CPR consummated a merger with Terra Nova Acquisition Corporation, referred to as Terra Nova. As a result of the merger, CPR stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Upon the closing of the merger, Terra Nova changed its name to ClearPoint Business Resources, Inc.

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS, LLC and its subsidiaries, also known as ASG, LLC and referred to as ALS. The purchase price of $24,400 consisted of cash of $19,000, a promissory note in the amount of $2,500, referred to as the ALS Note, shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. The principal and interest balance of the ALS Note at December 31, 2008 was $2,214 and was not repaid due to the pending litigation with Temporary Services Insurance Ltd., referred to as TSIL.  For additional information regarding the litigation with TSIL, see Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K.  For additional information regarding the transaction with ALS, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” of this Annual Report on Form 10-K.

Item 1A.  Risk Factors.

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

Risks Related to Our Business

Our revenue is highly susceptible to changes in general economic conditions, and a recession or other downturn in the U.S. economy, may adversely affect the industries in which our clients operate as well as our business, financial position and results of operations.

The global economy is currently undergoing a period of unprecedented volatility, and the future economic environment may continue to be less favorable than that of recent years. It is uncertain how long the recession that the U.S. economy has entered will last.  We have exposure to many different industries in which our clients operate that may be unstable or may become unstable in the current economic environment.  Any such instability affects our clients’ ability to fulfill their respective contractual obligations to us or causes them to limit or place burdensome conditions upon future transactions with us.  Demand for our staffing services has been adversely affected by the general level of economic activity and rising unemployment in the United States.  During the current economic downturn, some of our clients have been reducing their temporary labor spending as part of a general cost reduction strategy.  In addition, some of our clients have limited their utilization of temporary employees before laying off regular full-time employees.  Generally, we have experienced less demand for our services and more competitive pricing pressure during this period of economic downturn, which has adversely affected our business, financial condition and results of operations.

In addition, we are dependent on our approved staffing supplier base to fill open positions posted by our clients.  If due to the economic downturn, some of our suppliers curtail their operations or are otherwise unable to fill sufficient open positions posted by our clients, we may be unable to compete effectively and it could materially adversely affect our business, financial condition and results of operations.

Our independent auditors included an explanatory paragraph in its audit report on our financial statements for the year ended December 31, 2008 regarding our ability to continue as a going concern, which may require us to scale back or cease operations.

At December 31, 2008, we had cash and cash equivalents of $960, an accumulated deficit of $54,491 and working capital deficiency of $11,937.  For the year ended December 31, 2008, we incurred a net loss of $38,786. Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, our independent registered public accounting firm included an explanatory paragraph in its audit report on our financial statements for the year ended December 31, 2008 regarding our ability to continue as a going concern.

If we are unable to generate sufficient cash from operations, obtain additional funding or restructure existing debt, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, you may lose a portion or all of your investment. In addition, the going concern explanatory paragraph in the report of our independent auditors may cause concern to one or more of our constituencies of debt holders, clients, suppliers, or trade creditors. If any debt holder’s, client’s or trade creditor’s concern results in adverse changes in their respective business relations with us, these changes may materially adversely affect our cash flows and results of operations.

We may be unable to obtain additional financing or restructure existing debt to implement our business plan, which will have a material adverse impact on our liquidity and ability to continue operations.

Our ability to obtain financing or restructure existing debt depends, in part, upon prevailing capital market conditions as well as our operating results, which may negatively impact our efforts to arrange financing on satisfactory terms.

The going concern explanatory paragraph in the report of our independent auditors indicates an absence of obvious or reasonably assured sources of future funding necessary to maintain our ongoing operations. There is no assurance that our capital raising efforts will be able to attract the additional capital or other funds we need to sustain our operations. The going concern explanatory paragraph in the report of our independent auditors may make it more difficult for us to raise capital or restructure existing debt. In addition, the current economic crisis, which involves, among other things, significant reductions in available capital from banks and other providers of credit, may further restrict our access to financing in the capital markets. If adequate funds are not available, or are not available on acceptable terms, we may not be able to implement our business plan or repay our existing debt obligations. The failure to obtain additional capital or restructure existing debt on acceptable terms will also have a material adverse effect on our liquidity and ability to continue operations.

We incurred losses for the last two fiscal years, and continued losses may negatively impact our business, ability to repay debt, financial condition and results of operations.

We incurred net losses of $38,786 and $12,391 for the fiscal years ended December 31, 2008 and 2007, respectively.  At December 31, 2008, we had an accumulated deficit of $54,491. If we continue to experience losses, it may negatively impact our business, ability to repay debt, financial condition and results of operations.

Our indebtedness may limit cash flow available for our operations.

On June 20, 2008, we consolidated and deferred payment on our obligations to Manufacturers and Traders Trust Company, referred to as M&T, and entered into a $3,000 revolving credit facility with ComVest and a $9,000 term note with ComVest.  Such debt restructuring effectively replaced M&T with ComVest as our senior lender.  We use royalty payments received primarily from StaffChex Inc., referred to as StaffChex, and Koosharem Corp doing business as Select Staffing, referred to as Select, for the repayment of the ComVest term note. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200 per month, we must make up the difference from our operating cash. In the event that royalty receipts from these sources exceed $450 in a given month, we may utilize the excess for operations or offset amounts owed on the revolving credit facility at our discretion. At December 31, 2008, we remitted approximately $1,730 of principal and interest payments, in the aggregate, to ComVest, of which $1,607 was derived from our royalty receipts and $123 was derived from our other operations.

In addition, as part of restructuring our debt obligations to M&T, of which approximately $5,000 was outstanding at December 31, 2008, we agreed to pay M&T up to $3,000 in cash proceeds arising out of our accounts receivable. At December 31, 2008, we remitted approximately $1,166 to M&T against the $3,000 receivable target. We also agreed to pay M&T our federal and state income tax refunds, which we anticipated to be not less than $1,000. We remitted approximately $974 of federal tax refunds, approximately $25 of state tax refunds and approximately $25 of other tax refunds to M&T.

Because we are obligated to dedicate a portion of our cash flow to service our debt obligations, our cash flow available for operations has been reduced.  The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete and require us to dedicate more cash flow to service our debt than we desire. Subject to limitations in the ComVest loan agreement, we may incur additional debt in the future to finance our operations or otherwise and servicing this debt could further limit our cash flow.

If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources. At December 31, 2008, we had cash and cash equivalents of approximately $960 and approximately $27,000 of total liabilities. Our ability to borrow under the ComVest revolving credit facility and term loan would be compromised in the event of non-compliance with applicable covenants under the ComVest loan agreement. Such non-compliance would constitute an event of default and would permit the lender to exercise its remedies under the ComVest loan agreement, including declaring all amounts owing under the revolving credit facility and the term loan, which constituted, in the aggregate, approximately $8,600 at December 31, 2008, to be immediately due and payable. Also listed as an event of default under the ComVest loan agreement is a default with respect to any other of our indebtedness exceeding $100, if the effect of such default would permit the lender to accelerate the maturity of such indebtedness.  As of December 31, 2008, we were current in all interest and principal payments, as applicable, with respect to all of our outstanding indebtedness. An event of default under the ComVest loan agreement would also require us to pay higher rates of interest on the amounts we owe to ComVest and, pursuant to a cross default provision, may trigger an agreement termination event under the M&T loan agreement, which would, among other remedies available to M&T, result in the deferred obligations under such agreement, which constituted, in the aggregate, approximately $5,000 at December 31, 2008, becoming accelerated and immediately due and payable.

We may not have the resources to satisfy these obligations. If we are unable to repay our debt obligations when due, we may seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

If the remedial policies and procedures we have implemented are insufficient to address the identified material weaknesses in our internal control over financial reporting, we may fail to meet our future reporting obligations and our financial statements may contain material misstatements.

Our management performs assessments of the effectiveness of our internal control over financial reporting.  In connection with such evaluation, our management determined that our internal control over financial reporting was not effective as of December 31, 2007, based on the criteria in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and identified certain material weaknesses in our internal control over financial reporting.

Although we believe that we addressed our material weaknesses in internal control over financial reporting and our internal control over financial reporting was effective as of December 31, 2008, we cannot guarantee that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to maintain adequate internal control over financial reporting. In such case, we may fail to meet our future reporting obligations, our financial statements may contain material misstatements and our operating results may be adversely affected. Any such failure could also adversely affect the results of the periodic future management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting. Internal control weaknesses could also cause investors, as well as our clients and staffing suppliers, to lose confidence in our reported financial information.

Royalty payments received primarily from StaffChex and Select constitute a significant portion of our revenues, and an adverse effect on our relationship with these companies could cause our revenues to decrease.

The majority of our revenues are generated from royalty payments made pursuant to agreements with StaffChex and Select. An adverse effect on our relationship with any of these companies could cause our revenues to decrease, which may negatively impact our business, financial condition and results of operations.  For example, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contingencies and Litigation” and “—Liquidity and Capital Resources” in this Annual Report on Form 10-K for a description of our dispute with Select and the amendment of our iLabor agreement with StaffChex, respectively.

If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

iLabor constitutes the major component of our business model and business plan. In 2008, we transitioned from the temporary staffing model to our iLabor technology platform to enable our clients to procure temporary labor through a ClearPoint approved staffing supplier network. Due to the transition of our business from the temporary staffing model to the iLabor Network, for the year ended December 31, 2008, revenues from the iLabor Network constituted less than 1% of our revenue. Because it has been recently introduced, our iLabor model has not been proven in the market and there is no assurance that it will result in sustainable revenues for us. If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

Possible contingent liabilities related to the liabilities and assets of workers’ compensation insurance policies sold pursuant to certain transactions we entered into in connection with our transition to the new business model could result in a material adverse effect on our liquidity, financial condition and results of operations if those contingent liabilities were realized.

We believe that the transfer of the liabilities and assets of the workers’ compensation policies pursuant to agreements with the parties that acquired MVI and ClearPoint HRO, LLC, referred to as HRO, would eliminate the liability associated with workers’ compensation claims resulting from our previous staffing agency operations. Additionally, no claims for these workers’ compensation claims have yet been asserted against us. However, there may be potential contingent liabilities resulting from such claims and such liabilities, if realized, could result in a material adverse effect on our liquidity, financial condition and results of operations because we no longer maintain any reserves for liabilities and assets related to the transferred workers’ compensation claims.

Financial and operating covenants in our loan agreements with ComVest and M&T may reduce our operating flexibility, which may have an adverse effect on our business and financial condition.

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

Pursuant to the terms of the loan agreements with ComVest and M&T, the failure to comply with covenants constitutes an event of default, including as a result of cross default provisions, and entitles the lenders to, among other remedies, declare the loans due and payable. If our lenders accelerate the repayment of borrowings or exercise other remedies available to them in the event of default, it will have a material adverse effect on our business, financial condition and results of operations.

We are subject to various lawsuits, the impact of which on our financial position and results of operations is uncertain. The inherent uncertainty related to litigation and the preliminary stage of some of these matters makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result.

On November 18, 2008, AICCO, Inc., referred to as AICCO, filed a complaint the Court of Common Pleas of Bucks County, Pennsylvania against us alleging that AICCO agreed to finance premiums of certain insurance policies we procured pursuant to a certain premium finance agreement among AICCO and us. AICCO claims that we breached the terms of such agreement by failing to make certain installment payments and seeks damages in excess of approximately $600, together with interest and attorney’s fees and costs. On December 23, 2008, we filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to our complaint on March 27, 2009.  We contend that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  We alleged breach of contract against the joined defendants and seek contribution and indemnification from such parties in this matter.

On November 10, 2008, XL Specialty Insurance Company, referred to as XL, filed a complaint in the Supreme Court of the State of New York (New York County), and, on December 9, 2008, XL filed an amended complaint, referred to as the XL Complaint, alleging that, among other things, XL issued workers’ compensation insurance policies to ClearPoint Advantage, LLC, our wholly-owned subsidiary and referred to as CP Advantage, during 2007 and CP Advantage failed to make certain payments with regard to claims made against CP Advantage under the policies and maintain collateral required by the insurance policy documents. XL seeks to recover from us, as a guarantor of CP Advantage’s obligations under the insurance policies, $746, in the aggregate, in connection with certain claims against and pursuant to the collateral obligations of, CP Advantage.  XL, in addition to damages, seeks pre-judgment interest, attorneys’ fees, costs and expenses and such other relief deemed proper by the court.  We filed our answer in this matter on February 17, 2009 and contend that a third party is liable for the payments under the insurance policies pursuant to an agreement governing the sale of HRO.  This litigation is currently moving into the discovery phase.

On or about June 25, 2008, Sunz Insurance Company, referred to as Sunz, filed a complaint in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida) against ALS d/b/a ClearPoint HR, LLC and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.

On April 25, 2008, Alliance Consulting Group Associates, Inc., referred to as Alliance, filed a complaint in the Court of Common Pleas (Montgomery County, Pennsylvania) against CPR alleging that CPR failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleged that CPR failed to pay approximately $600. Alliance seeks damages in the amount of approximately $600, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court. CPR filed an answer and counterclaim on June 16, 2008. In its counterclaim, CPR alleged in a breach of contract claim that Alliance had failed to deliver certain computer programming and consulting services according to specifications and that CPR had to expend certain monies to fix the resulting problems.  On or about July 2, 2008, Alliance answered CPR’s counterclaim denying the allegations. This litigation is currently in the discovery phase.

On September 21, 2007, TSIL, which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint in the U.S. District Court in Florida against ALS and certain other related parties alleging that it was owed at least $2,161 in unpaid insurance assessments, as well as other requested damages. We are also named as a defendant because we acquired certain assets from ALS in February 2007, for which we paid a portion of the purchase price at closing to the named defendants, through ALS. It is alleged that this transfer rendered Advantage Services Group II, LLC, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requested in its complaint that its damages be satisfied from the assets transferred to us. Agreements related to our acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which we may seek indemnification from ALS in connection with the foregoing. On January 11, 2008, we filed an answer denying all claims and filed a crossclaim against ALS making claims for contractual and common law indemnity. ALS filed its answer to our crossclaim, denying all claims, and filed a counterclaim asking for a declaratory judgment that it does not have to indemnify us and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under a promissory note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court entered an order, dated February 22, 2008, requiring us not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court. On or about June 20, 2008, we entered into a letter agreement with ALS whereby the parties agreed that ALS may defend and would indemnify us in connection with the litigation involving TSIL and that the parties will take all appropriate actions to dismiss their claims against each other with respect to the TSIL litigation. ALS did not elect to provide a defense to us, and we remain represented by our own counsel. Pursuant to the letter agreement, ALS is obligated to indemnify us against TSIL’s claims, and reimburse us for legal fees up to $300. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which we and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between us and ALS with prejudice.  The litigation among TSIL and ALS is currently concluding its fact discovery phase and commencing its expert discovery phase.

We believe that we have several defenses to the claims raised in these matters and intend to vigorously defend them. Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of these matters or their impact on our financial position or results of operations. Although we accrued for certain of the liability exposures for these matters on our balance sheet, an adverse decision in these matters may result in a material adverse effect on our liquidity, capital resources and results of operations. In addition, to the extent that our management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations. For additional information regarding these matters, see Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K.

Seasonality causes fluctuations in our revenue and operating results.

Our clients are concentrated in the transportation and retail industries.  Accordingly, our liquidity and results of operations depend on the trends affecting such industries and the business cycles of these clients that impact their continued demand for temporary staffing. Historically, we have experienced a rise in demand from our transportation and retail clients in the third and fourth quarter due to the increase in the shipment of products for the holiday season. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and client planning cycles. Inclement weather can cause a slowdown in our business due to business shutdowns by our clients. Lower demand for temporary staffing related to seasonal or other trends affecting our clients could have a material adverse effect on our revenue and operating results.

We may be unable to protect our proprietary technology and intellectual property rights or keep up with that of our competitors.

Our success depends to a significant degree upon the protection of our intellectual property rights in our e-procurement platforms, including our software and other proprietary information and material, and our ability to develop technologies that are as good as or better than our competitors. We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights. Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States. Our competitors could, without violating our intellectual property rights, develop technologies that are as good as or better than our technology. Protecting our intellectual property and other proprietary rights can be expensive. Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results. Our failure to protect our intellectual property rights in our software and other information and material or to develop technologies that are as good as or better than our competitors’ could put us at a disadvantage to our competitors. These failures could have a material adverse effect on our business.

The success of our iLabor Network depends on the continued growth in the use of the Internet and the adequacy of the Internet infrastructure.

The success of our iLabor Network is substantially dependent upon continued growth in the use of the Internet. The number of clients using the Internet for temporary staffing purposes may not increase for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to Internet servers or to users’ computers;

•	governmental regulation;

•	lack of access to high-speed communications equipment; and

•	increases in the cost of accessing the Internet.

As currently configured, the Internet may not support an increase in the number or requirements of users. In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure. The amount of traffic on our e-procurement platforms could decline materially if there are outages or delays in the future. The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet. If any of the foregoing occurs, the number of clients using the iLabor Network could decrease. In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

If we do not respond to rapid technological changes, our services, proprietary technology and systems may become noncompetitive or obsolete.

We currently provide software and technology platforms for the procurement of temporary labor by our clients. We utilize our proprietary software and technology solutions, including iLabor and VMS, to provide temporary staffing solutions to our clients. For the fiscal year ended December 31, 2008, we spent approximately $446 on software development activities related to our iLabor and VMS solutions. If we do not invest a significant portion of our capital to continuously develop, upgrade and customize our iLabor and VMS platforms, we may be unable to compete effectively.

Due to the costs and management time required to introduce new services and enhancements, we may be unable to respond to rapid technological changes in a timely manner. If competitors introduce new services using new technologies or if new industry standards and practices emerge, our services and proprietary technology and systems may become noncompetitive and our ability to attract and retain clients and new suppliers may be at risk.

In addition, developing our proprietary technology entails significant technological and business risks. We may use new technologies ineffectively or fail to adapt our technology to meet the requirements of clients and suppliers or emerging industry standards. Finally, the new technologies may be challenging to develop and implement and may cause us to incur substantial costs.

We are subject to various regulations of government authorities. Our failure to comply with such regulations or changes in existing regulations could have a material adverse effect on our business.

Our services are subject to various federal, state and local regulations. For example, our services may be subject to various state and local tax regulations. Some or all of our services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices.

We are also subject to regulations applicable to businesses conducting online commerce. Presently, there are relatively few laws specifically directed toward online services. However, due to the increasing popularity and use of the Internet and online services, it is possible that laws and regulations will be adopted with respect to the Internet or online services. These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of services, taxation, advertising, intellectual property rights and information security. Our failure to comply with existing legislation or any new legislation affecting our services could have a material adverse effect on our business.

We operate in a highly competitive industry and may be unable to compete effectively, which may adversely impact our business, financial condition and results of operations.

We operate in a highly competitive industry in which barriers to entry are low. We will need to maintain and update our product offering to remain competitive in the industry. Although we are not aware of any other products similar to ours currently in the market, other companies are able to develop and introduce products which would compete directly with us. To the extent that other companies have broader financial resources available to them, they may be able to bring a product to market and maintain it with more resources than we have available. We also run the risk of large suppliers working directly with potential clients and establishing relationships that would preclude the use of our iLabor Network.

Interruptions or delays in service from our iLabor and VMS platforms could materially adversely affect our business, financial condition and results of operations.

We provide much of our services, including iLabor and VMS, through computer hardware and software that is hosted at a remote third-party site located in New Jersey. All web-hosting and other technology distribution facilities are vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures and similar events. These facilities are also subject to break-ins, sabotage, intentional acts of terrorism, vandalism and similar misconduct. Despite precautions that we take, the occurrence of a natural disaster, act of terrorism or other unanticipated problem at the facility where our technology is hosted could result in lengthy interruptions in our service, which could materially adversely affect our business, financial condition and results of operations.

We are highly dependent on our senior management and the continued performance and productivity of our approved supplier base; the loss of their services could have a material adverse impact on our business, financial condition and results of operations.

We are highly dependent on the continued efforts of the members of our senior management as well as the performance and productivity of our supplier base. The loss of any of the members of our senior management may cause a significant disruption in our business. In addition, the loss of any staffing suppliers in our supplier base may jeopardize existing client relationships with businesses that use our services based on relationships with these suppliers. The loss of the services of members of our senior management or suppliers in our supplier base could have a material adverse effect on our business, financial condition and results of operations.

If our staffing suppliers fail to attract and retain qualified personnel, it may negatively impact our business, financial condition and results of operations.

Our success depends upon our staffing suppliers’ ability to attract and retain qualified temporary and full-time personnel who possess the skills and experience necessary to meet the staffing requirements of our clients. Our suppliers must continually evaluate and upgrade their base of available qualified personnel to keep pace with changing client needs and emerging technologies. Furthermore, a substantial number of their temporary employees during any given year may terminate their employment with them and accept regular staff employment with our clients. Competition for individuals, especially qualified transportation personnel, with proven skills remains intense, and demand for these individuals is expected to remain strong for the foreseeable future. There can be no assurance that qualified personnel will continue to be available to our suppliers in sufficient numbers. If our suppliers are unable to attract the necessary qualified personnel for our clients, it may have a negative impact on our business, financial condition and results of operations.

Our staffing suppliers may be exposed to employment-related claims and costs that could materially adversely affect our business, financial condition and results of operations.

Our staffing suppliers are in the business of employing people and placing them in the workplace of our clients. Attendant risks of these activities include, but are not limited to:

•	possible claims by clients of employee misconduct or negligence;

•	claims by employees of discrimination or harassment (including claims relating to actions of our clients);

•	fines and costs related to the inadvertent employment of illegal aliens;

•	payment of workers’ compensation claims and other similar claims;

•	violations of wage and hour requirements;

•	errors and omissions of temporary employees (this would include claims of negligence due to a temporary employee’s lack of intimate familiarity with a client’s operations); and

•	claims by clients relating to employees’ misuse of client proprietary information, misappropriation of funds, other criminal activity or torts or similar claims.

Some or all of these claims may give rise to litigation which could include us as a named party, which could be time-consuming to our management team as well as costly to us. Such claims could also materially negatively affect our suppliers’ business and financial position, which could adversely impact the viability of our supplier network. Therefore, such claims could have a material adverse effect on our business, financial condition and results of operations. In addition, there may also be negative publicity with respect to these problems that could have a material adverse effect on our business.

Risks Related to Investment in Our Common Stock

Voting control by our directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of March 23, 2009, Vahan Kololian, our lead director, Michael D. Traina, our Chairman of the board of directors and Chief Executive Officer, and Optos Capital, LLC, controlled by Christopher Ferguson and referred to as Optos, beneficially owned 24.2%, 23.0% and 16.6% of our common stock, respectively.  Accordingly, such stockholders may be able to control the election of directors and, therefore, our policies and direction.  In addition, this concentration of ownership could have the effect of delaying or preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.  See “—Anti-takeover provisions to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.”

Quotation of our securities on The OTC Bulletin Board may adversely affect the liquidity of our common stock and limit our ability to raise capital.

Trading in our securities on The Nasdaq Capital Market, referred to as Nasdaq, was suspended in September, 2008. Our securities were delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. We currently have our securities quoted on The OTC Bulletin Board. This market is generally considered to be less efficient than, and not as liquid as, Nasdaq. You may find it more difficult to dispose of, or to obtain accurate quotations for the price of, our securities quoted on The OTC Bulletin Board. Certain institutional investors may no longer be able to retain their interests in and/or make further investments in our securities because of their internal rules and protocols. Broker-dealers may be less willing or able to sell and/or make a market in our common stock.

Although shares of our common stock are quoted on The OTC Bulletin Board, there is not presently an active market for shares of our common stock and, therefore, you may be unable to sell any shares of common stock in the event that you need a source of liquidity. The trading in our common stock has substantially less liquidity than the trading in the securities of many other companies quoted on The OTC Bulletin Board. A public trading market in our common stock having the desired characteristics of depth, liquidity and orderliness depends on the presence in the market of willing buyers and sellers of our common stock at any time. This presence depends on the individual decisions of investors and general economic and market conditions over which we have no control. In the event an active market for the shares of our common stock does not develop, you may be unable to resell your shares of common stock at or above the price you paid for them or at any price.

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

Our common stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which make transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

Under the rules of the Securities and Exchange Commission, referred to as the SEC, “penny stock” means, for the purposes relevant to us, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. As of March 23, 2009, the last reported sale price per share of our common stock was $0.24 and trading in shares of our common stock may be subject to “penny stock” rules.

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

Failure to remain eligible for quotation on The OTC Bulletin Board may require us to transfer our securities to the Pink Sheets®, which would adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.

If we fail to remain eligible for quotation on The OTC Bulletin Board, our securities will be removed from The OTC Bulletin Board following a certain grace period. Although we are currently eligible for quotation, there is no assurance that we will always satisfy The OTC Bulletin Board’s quotation requirements.

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

The stock market in general and the market for technology-related stocks in particular has been highly volatile. As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. During 2007, our common stock was particularly volatile as the price of our common stock ranged from a high of $6.47 to a low of $1.60. During 2008, the price of our common stock ranged from a high of $2.94 to a low of $0.02. We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock and could cause the market price of our common stock to decline. These factors include, but are not limited to, those listed in this “Risk Factors” section and the following:

•	changes in general economic conditions and the overall performance of the equity markets;

•	announcements of new technologies or services by us or our competitors;

•	announcements relating to strategic relationships or acquisitions;

•	developments with respect to intellectual property rights;

•	publication of unfavorable research reports about us or our industry;

•	coverage or lack of coverage by securities analysts;

•	significant volatility in the market price and trading volume of software companies in general, and human resources software companies in particular;

•	actual or anticipated changes in laws and government regulations;

•	changes in industry trends or conditions;

•	departures of key personnel; and

•	sales of a significant number of shares of our common stock or other securities in the market.

In addition, the stock market in general and the market for technology-related stocks in particular has experienced significant price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of individual companies. These broad market and industry factors may seriously harm the market price of our common stock, regardless of our operating performance.

Our quarterly operating results may fluctuate significantly, and these fluctuations may cause our stock price to fall.

As a result of fluctuations in our revenue and operating expenses, our quarterly operating results may vary significantly. We may not be able to curtail our spending quickly enough if our revenue falls short of our expectations. We expect that our operating expenses will increase substantially in the future as we expand our selling and marketing activities, increase our new product development efforts and hire additional personnel. Our operating results may fluctuate in the future as a result of factors including, but not limited to, the following:

•	our ability to increase services sold to existing clients, attract new clients and suppliers, cross-sell our solutions and satisfy our clients’ requirements;

•	changes in our pricing policies;

•	the introduction of new features to our solutions;

•	the rate of expansion and effectiveness of our sales force;

•	new product and service introductions by our competitors;

•	concentration of marketing expenses for activities, such as trade shows and advertising campaigns;

•	concentration of research and development costs; and

•	concentration of expenses associated with commissions earned on sales.

We believe that period-to-period comparisons of our results of operations are not necessarily meaningful as our future revenue and results of operations may vary substantially. It is also possible that in future quarters our results of operations will be below the expectations of securities market analysts and investors. In either case, the price of our common stock could decline materially.

Issuance of shares of our common stock upon the exercise of our options, warrants and units may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and could potentially reduce the market value of our common stock.

As of March 23, 2009, 14,251,964 shares of our common stock were outstanding. We have reserved 2,750,000 shares of common stock in connection with our 2006 Long Term Incentive Plan, referred to as our 2006 plan, under which options to purchase 1,002,008 shares of common stock were outstanding as of March 23, 2009. We have also reserved approximately 15,635,825 shares of common stock for issuance in connection with previously issued options and warrants that are exercisable into common stock, including: 240,000 shares included as part of the units in the unit purchase option granted to the representative of the underwriters in connection with our initial public offering in April 2005, referred to as our 2005 public offering; 480,000 shares issuable upon the exercise of the warrants included as part of the unit purchase option granted to the underwriters’ representative; 11,040,000 shares underlying the warrants issued in our 2005 public offering; 165,000 shares issuable upon the exercise of the warrants we issued to certain note holders; 2,210,825 shares issuable upon the exercise of a warrant issued to ComVest, referred to as the ComVest warrant; and 1,500,000 shares issuable upon the exercise of warrants issued to M&T. In addition, we reserved 900,000 shares for issuance to Blue Lake Rancheria, referred to as Blue Lake, under our escrow agreement with Blue Lake, and in 2009, 100,000 shares for issuance upon exercise of a warrant to be issued to XRoads Solutions Group, LLC, referred to as XRoads.

Should existing holders of options, warrants or units exercisable into shares of our common stock exercise such securities into shares of our common stock, it may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock and outstanding warrants. Under our Amended and Restated Certificate of Incorporation, referred to as our certificate of incorporation, as of March 23, 2009, we had approximately 24,360,211 shares of our common stock available for future issuances, which issuances would cause further dilution to our stockholders and further reduce the value of our common stock.

A substantial number of our outstanding shares of common stock or shares issuable upon the exercise of options, warrants and units are eligible for future sale, and the sale of our shares of common stock into the market may depress our stock price.

Our stock price may be depressed by future sales of our shares of common stock or the perception that future sales may occur. As of March 23, 2009, 20,030,000 shares of our common stock have previously been registered with the SEC, including 2,750,000 shares reserved under our 2006 plan, 240,000 shares included as part of the units in the unit purchase option granted to the underwriters’ representative, 480,000 shares issuable upon the exercise of the warrants included as part of the unit purchase option granted to the underwriters’ representative, 5,520,000 shares included as part of the units issued in our 2005 public offering and 11,040,000 shares underlying the warrants issued in our 2005 public offering. In addition, we have registered for resale 2,210,825 shares issuable upon the exercise of the ComVest warrant and 1,500,000 shares issuable upon the exercise of the warrants issued to M&T. Further, there are currently additional unregistered shares of common stock that may be sold under Rule 144 promulgated under the Securities Act. We are unable to estimate the amount, timing or nature of future sales of common stock. Sales of substantial additional amounts of common stock in the public market, or the perception that these sales may occur, may lower the common stock’s market price.

Anti-takeover provisions to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

Anti-takeover provisions in the General Corporation Law of the State of Delaware, or GCL, our certificate of incorporation, and our Amended and Restated Bylaws, referred to as our bylaws, could hinder or delay a change in control of our company, including transactions in which holders of common stock might otherwise receive a premium over the market price of their shares at the time of the transaction. For example, our certificate of incorporation establishes a classified or “staggered” board of directors, which means that only approximately one third of our directors is required to stand for election at each annual meeting of our stockholders. Our certificate of incorporation authorizes us to issue 60,000,000 shares of common stock and 1,000,000 shares of “blank check” preferred stock. No shares of preferred stock were outstanding as of March 23, 2009. As of March 23, 2009, 14,251,964 shares of common stock were outstanding and 19,385,825 shares of common stock were reserved for issuance upon the exercise of our options, warrants and units, and under our 2006 plan, in connection with our obligations under the escrow agreement with Blue Lake and the warrant issued to XRoads. Therefore, under our certificate of incorporation, our board of directors may issue up to 26,460,211 additional shares of common stock or issue preferred stock convertible into shares of common stock, which could significantly dilute the ownership of a potential acquirer. Also, pursuant to our bylaws, it may be difficult for the potential acquirer to call a special meeting of our stockholders because only a majority of the board of directors, our Chief Executive Officer, Chairman, or Secretary acting at the request of the stockholders owning a majority of our capital stock entitled to vote may call a special meeting of stockholders.  For a discussion of the anti-takeover effect of the voting control by our directors and other affiliates, see “—Voting control by our directors and other affiliates may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.”

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

We are subject to contractual limitations on the payment of dividends under our loan agreement with ComVest, our loan modification and restructure agreement with M&T, and the GCL. As a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year. Under applicable Delaware case law, dividends may not be paid on our common stock if we become insolvent or the payment of dividends will render us insolvent. We do not pay, and we do not anticipate paying, any cash dividends on the common stock in the foreseeable future. Therefore, any gains on your investment in our common stock will depend on increases in the stock price, which may or may not occur.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The headquarters of ClearPoint are located at 1600 Manor Drive, Suite 110, Chalfont, PA 18914.  ClearPoint leases approximately 5,500 square feet and pays a monthly fee of $12, with its lease expiring on May 31, 2010.

Item 3.  Legal Proceedings.

Temporary Services Insurance Ltd.

On September 21, 2007, TSIL, which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”), alleging that it was owed at least $2,161 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants.  Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR Capital, LLC (“KOR”), a former franchisee of ClearPoint.

ClearPoint is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including Advantage Services Group II, LLC (“ASG II”), in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requested in its complaint that its damages be satisfied from the assets transferred to ClearPoint. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing. ClearPoint intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any.

On January 11, 2008, ClearPoint filed its Answer denying all claims in the TSIL Litigation and also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS filed its Answer to ClearPoint’s Crossclaim, denying all claims, and filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify ClearPoint and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under the ALS Note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an order dated February 22, 2008 (the “TSIL Order”), requiring ClearPoint not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court. On or about June 20, 2008, in connection with ALS’ agreement to subordinate the ALS Note to ComVest and M&T, ALS and certain other individuals (the “ALS Parties”) entered into a Letter Agreement (the “ALS Agreement”). In the ALS Agreement, the ALS Parties and ClearPoint agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify ClearPoint in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for ClearPoint’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300;

•
That the ALS Parties and ClearPoint shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, ClearPoint shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the TSIL Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and the ALS Note; and

In addition, ClearPoint agreed not to assert its right to set off from the ALS Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against ClearPoint in the TSIL Litigation, or the amount of TSIL’s claims against ClearPoint are liquidated by settlement or otherwise.

ALS did not elect to provide a defense to ClearPoint, and ClearPoint remains represented by its own counsel. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice.  The litigation between TSIL and ALS is currently concluding its fact discovery phase and commencing its expert discovery phase.

James W. Brown et al.

On or about October 29, 2007, ClearPoint received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against ClearPoint, a wholly owned subsidiary of ClearPoint and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against CP Advantage, a wholly owned subsidiary of CPR. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing. ClearPoint intends to pursue all appropriate claims for such indemnification.

The complaint in the Brown Litigation alleges that CP Advantage has (i) failed to pay overtime compensation to employees who worked a 4/10 schedule but did not work a 4 day week (Calif. Labor Code Section 1194 and 2699(f)) to him and to all California employees similarly situated, (ii) failed to pay wages at the end of the assignment (Calif. Labor Code Sections 201, 202 and 203 and 2699(f)) to him and to all California employees similarly situated, (iii) failed to pay all wages due on termination (Calif. Labor Code Sections 204 and/or 204b and 2699(f)) to him and to all California employees similarly situated, (iv) failed to provide proper itemized wage statements (Calif. Labor Code Section 226(a)) to him and to all California employees similarly situated, and (v) issued checks with no in-state address for presentation that could not be cashed on demand and without a fee (Calif. Labor Code Section 212 and 2699(f)) to him and to all California employees similarly situated. On March 25, 2008, CP Advantage filed its Answer and denied all claims. In addition, on March 26, 2008, CP Advantage filed a Notice of Removal to remove the Brown Litigation to the United States District Court of the Northern District of California. Brown seeks unspecified penalties, damages, interest, attorneys’ fees, costs of suit and, in relation to the claim regarding the alleged issuance of checks drawn on out-of-state banks with no in-state address for presentation, an injunction to preclude such alleged conduct.

On November 17, 2008, a settlement was reached and as part of such settlement the lawsuit was dismissed. With respect to the claim relating to the issuance of paychecks to Brown and other similarly situated California employees with no in-state address listed on the checks, and which could not be cashed without fee and on demand, the parties agreed to toll the statute of limitations until June 30, 2010, so that if any action is later brought based on those same claims, the statute of limitations on those claims will relate back to January 30, 2008.

Select

On July 29, 2008, Select and Real Time Staffing Services, Inc. (“Real Time”), filed a complaint against ClearPoint and, on August 1, 2008, Select filed an amended complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against ClearPoint. In the amended complaint, Select alleged that ClearPoint had entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through ClearPoint to its clients. Select claimed that ClearPoint owed it $1,033 for services performed. Select sought, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000 as well as court costs and other just and proper relief.

On August 22, 2008, CPR, Real Time and Select entered into a Settlement Agreement and Release (the “Select Settlement Agreement”) pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, a License Agreement dated April 8, 2008 (the “Select License Agreement”) among CPR and Select and a Temporary Help Services Subcontract dated April 8, 2008 (the “Select Subcontract”) among CPR and Select effective March 30, 2008.  Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement and to terminate the Select License Agreement effective August 22, 2008. On August 28, 2008, this lawsuit was dismissed with prejudice.  For additional information regarding the Select License Agreement and Select Subcontract, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model” of this Annual Report on Form 10-K.

Alliance Consulting Group Associates, Inc.

On April 25, 2008, Alliance filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR had failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007. Namely, Alliance alleged that CPR had failed to pay approximately $600. Alliance seeks damages in the amount of approximately $600, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.

CPR filed an answer and counterclaim on June 16, 2008. In its counterclaim, CPR alleged in a breach of contract claim that Alliance had failed to deliver certain computer programming and consulting services according to specifications and that CPR had to expend certain monies to fix the resulting problems.  On or about July 2, 2008, Alliance answered CPR’s counterclaim denying the allegations. This litigation is currently in the discovery phase.

Sunz Insurance

On or about June 25, 2008, Sunz filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ALS d/b/a ClearPoint HR and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.

Leon R. Cobaugh

On or about October 20, 2008, Leon R. Cobaugh (“Cobaugh”) filed a complaint in the Circuit Court for Chesterfield County of the Commonwealth of Virginia against ClearPoint and Quantum Resources Corporation, ClearPoint’s wholly-owned subsidiary (“Quantum”). The complaint alleges that, pursuant to a stock purchase agreement dated December 30, 1986 (the “SPA”), Cobaugh retired from his positions as an officer, director and employee of AIDE Management Resources Corporation, the prior name of Quantum, and sold his stock in such entity to the remaining stockholders in exchange for lump sum payments and monthly payments from Quantum for the rest of Cobaugh’s life. ClearPoint acquired all of the outstanding stock of Quantum on July 29, 2005. Upon its acquisition of Quantum, ClearPoint assumed Quantum’s obligations under the SPA. Cobaugh alleged that ClearPoint had failed to make the required monthly payments due under the SPA beginning June 1, 2008 and sought to recover a minimum of $200 as may be adjusted based on the Consumer Price Index under the SPA.  This dispute was settled on January 22, 2009.  Pursuant to the settlement agreement among the parties, past due amounts to Cobaugh were paid and ClearPoint agreed to continue making future payments as required by the SPA.

XL Specialty Insurance Company

On November 10, 2008, XL filed a complaint in the Supreme Court of the State of New York (New York County), and, on December 9, 2008, XL filed an amended complaint alleging that, among other things, XL issued workers’ compensation insurance policies to CP Advantage, during 2007 and CP Advantage failed to make certain payments with regard to claims made against CP Advantage under the policies and maintain collateral required by the insurance policy documents. XL seeks to recover from ClearPoint, as a guarantor of CP Advantage’s obligations under the insurance policies, $746, in the aggregate, in connection with certain claims against and pursuant to the collateral obligations of, CP Advantage. XL, in addition to damages, seeks pre-judgment interest, attorneys’ fees, costs and expenses and such other relief deemed proper by the court.  ClearPoint filed its answer in this matter on February 17, 2009 and contends that a third party is liable for the payments under the insurance policies pursuant to an agreement governing the sale of HRO.  This litigation is currently moving into the discovery phase.

AICCO, Inc.

On November 18, 2008, AICCO filed a complaint the Court of Common Pleas of Bucks County, Pennsylvania against ClearPoint alleging that AICCO agreed to finance premiums of certain insurance policies procured by ClearPoint pursuant to a certain premium finance agreement among AICCO and ClearPoint. AICCO claims that ClearPoint breached the terms of such agreement by failing to make certain installment payments and seeks damages in excess of approximately $600, together with interest and attorney’s fees and costs.  On December 23, 2008, ClearPoint filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to ClearPoint’s complaint on March 27, 2009.  ClearPoint contends that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  ClearPoint alleged breach of contract against the joined defendants and seeks contribution and indemnification from such parties in this matter.

Although ClearPoint accrued for certain of the liability exposures for these matters on its balance sheet, an adverse decision in these matters may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that ClearPoint’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of ClearPoint’s business strategy, which may negatively impact ClearPoint’s financial position and results of operations.

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

Generally, ClearPoint may be engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of ClearPoint.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to February 13, 2007, our units, common stock and warrants were quoted on The OTC Bulletin Board under the symbols “TNVAU.OB,” “TNVA.OB” and “TNVAW.OB,” respectively. Our units, common stock and warrants were listed on Nasdaq under the symbols “CPBRU,” “CPBR” and “CPBRW,” respectively, starting February 13, 2007. Our securities were suspended from trading on Nasdaq on September 11, 2008 as a result of our failure to comply with certain Nasdaq listing requirements, and our securities were delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. Effective September 11, 2008, our common stock was quoted on The OTC Bulletin Board under the symbol “CBPR.OB.” Effective September 15, 2008, our units and warrants were quoted on The OTC Bulletin Board under the symbols “CBPRU.OB” and “CPBRW.OB,” respectively.

The following table sets forth the high and low sales prices per share of our common stock on The OTC Bulletin Board and Nasdaq, as applicable, for the periods indicated. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.

(in dollars)	Units				Common Stock		Warrants
	High		Low		High	Low	High	Low
2008:
Fourth Quarter	0.12		0.10		0.24	0.02	0.01	0.001
Third Quarter (beginning September 11, 2008)	N/A	(1)	N/A	(1)	0.25	0.05	0.02	0.001
Third Quarter (through September 10, 2008)	0.50		0.25		0.52	0.09	0.04	0.001
Second Quarter	1.35		0.06		1.54	0.15	0.06	0.01
First Quarter	2.60		2.10		2.94	1.27	0.30	0.04
2007:
Fourth Quarter	6.09		2.05		4.50	1.60	0.55	0.05
Third Quarter	6.51		5.45		5.13	3.17	0.86	0.22
Second Quarter	8.75		6.40		6.40	4.80	1.40	0.65
First Quarter (beginning February 13, 2007)	9.24		8.30		6.47	4.90	1.65	1.10
First Quarter (through February 12, 2007)	8.45		7.25		5.95	5.48	1.30	0.82

(1)           There were no reported sales of our units during this period.

Recent Sales of Unregistered Securities

There have been no unregistered sales of equity securities during the period covered by this report that were not previously reported on a Quarterly Report on Form 10-Q or a Current Report on Form 8-K.

Dividend Policy

We have not paid any cash dividends on our common stock to date. We do not anticipate declaring any dividends in the foreseeable future.

We are subject to contractual limitations on the payment of dividends under our loan agreement with ComVest and our loan modification and restructure agreement with M&T. For additional information regarding such contractual limitations, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 to our Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. In addition, as a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year.

Holders

As of March 23, 2009, there were 21 record holders of our common stock, 1 record holder of our units and 2 record holders of our warrants quoted on The OTC Bulletin Board, solely based upon the count our transfer agent provided us as of that date and such numbers do not include:

•	any beneficial owners of securities whose shares are held in the names of various dealers, clearing agencies, banks, brokers or other fiduciaries; and

•	broker-dealers or other participants who hold or clear shares directly or indirectly through the Depository Trust Company, or its nominee, Cede & Co.

Item 6.  Selected Financial Data.

The following selected financial data should be read together with our consolidated financial statements contained in Part II, Item 8 “Financial Statements and Supplementary Data” and accompanying notes and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in this Annual Report on Form 10-K. The selected consolidated financial data in this section are not intended to replace our consolidated financial statements and the accompanying notes. Our historical results are not necessarily indicative of our future results.

The selected consolidated financial data set forth below are derived from our consolidated financial statements. The consolidated statement of operations data for the fiscal years ended December 31, 2008, 2007, 2006, 2005 and 2004 and the consolidated balance sheet data as of December 31, 2008, 2007, 2006, 2005 and 2004 are derived from our audited consolidated financial statements and related notes of which the financial statements and notes for the fiscal years ended December 31, 2008 and 2007 are included in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31, (in thousands, except per share data)
	2008	2007(a)	2006	2005	2004
Statement of Operations Data:
Revenue	$33,496	$191,685	$113,942	$84,200	$28,670
Cost of services	29,108	166,631	93,337	68,789	22,596
Gross profit	4,388	25,054	20,605	15,411	6,074
SG&A expense	15,559	26,705	13,550	11,025	5,344
Restructuring expense	1,350	2,201	—	—	—
Impairment of goodwill	16,822	—	—	—	—
Fixed assets impairment expense, net	1,022	—	—	—	—
Depreciation and amortization expense	723	10,313	2,489	2,013	743
Income (loss) from operations	(31,088)	(14,165)	4,566	2,373	(13)
Other income(expense)	(86)	(1,608)	26	(1)	77
Interest Income	7	134	—	—	—
Interest, OID and warrant liability (expense)	(2,025)	(1,872)	(5,072)	(3,648)	(429)
Derivative Income	34	—	—	—	—
Gain on restructuring of debt	687	—	—	—	—
(Loss) on sale of subsidiary	(1,294)	—	—	—	—
Prepayment penalty on early retirement of debt	—	—	—	—	—
Net (loss) before income tax	(33,765)	(17,511)	(480)	(1,276)	(365)
Income tax expense (benefit)	5,021	(5,121)	945	(77)	21
Net (loss)	$(38,786)	$(12,390)	$(1,425)	$(1,199)	$(386)

Net (loss) per common share – basic and diluted	$(2.84)	$(1.00)	$(0.24)	$(0.20)	$(0.06)

	December 31,
	2008	2007(a)	2006	2005	2004
	(in thousands, except per share data)
Balance Sheet Data:
Working capital (deficit) (current assets less current liabilities)	$(11,937)	$(3,188)	$9,070	$8,601	$(13)
Total assets	5,081	55,277	22,253	22,388	6,742
Total long-term debt, net of current	10,306	8,523	14,965	13,927	415
Stockholders’ equity (deficit)	(21,913)	15,646	(2,714)	(1,883)	(684)

(a)
Selected financial data for the fiscal year ended December 31, 2007 were impacted by the acquisition of certain assets and assumption of certain liabilities of ALS in February, 2007.  See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—ALS” included in this Annual Report on Form 10-K.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern.  However, we had a net loss of $38,786 and utilized cash of $4,615 in operating activities during the year ended December 31, 2008, and had a stockholders’ deficit of $(21,913).  These factors raise substantial doubt about our ability to continue as a going concern.  Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of ClearPoint’s financial condition and results of operations in conjunction with its consolidated financial statements and the notes to such consolidated financial statements included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements reflecting ClearPoint’s current expectations, which involve risks and uncertainties. See Part I, Item 1A “Risk Factors” for a discussion of important factors that could cause actual results to differ materially from those described or implied by the forward-looking statements contained in this discussion.  Please refer to “Forward-Looking Statements” included in this Annual Report on Form 10-K.

Overview

ClearPoint is a workplace management solutions company. ClearPoint focuses its services on helping companies manage their contingent labor needs. Through the iLabor Network, ClearPoint provides services to clients ranging from small businesses to Fortune 500 companies. The iLabor Network specializes in the highly transactional “go to work” or “on-demand” segment of the temporary labor market. ClearPoint considers the hospitality, distribution, warehouse, manufacturing, logistics, transportation, convention services, hotel chains, retail and administrative sectors among the segments best able to be served by the iLabor Network.

During the fiscal year ended December 31, 2007, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor. During the fiscal year ended December 31, 2008, ClearPoint began to transition its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network. Under its new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers.

ClearPoint derives its revenues from the following sources: (i) royalty payments related to client contracts which ClearPoint subcontracted or sold to other providers of temporary staffing services; (ii) revenues generated by the iLabor Network; and (iii) revenues related to VMS.

Historically, ClearPoint has funded its cash and liquidity needs through cash generated from operations and debt financing. ClearPoint incurred net losses of approximately $38,786 and $12,391 for the fiscal years ended December 31, 2008 and 2007, respectively. ClearPoint is highly leveraged and has very limited financial resources.  At December 31, 2008, ClearPoint had cash and cash equivalents of $960, $26,994 of total liabilities and accumulated deficit of approximately $54,491.

In 2008, ClearPoint defaulted on its debt obligations to M&T and had to restructure its outstanding debt obligations. Effective June 20, 2008, ClearPoint replaced M&T with ComVest as its senior lender and entered into subordination agreements with its other lenders.

As a result of its liquidity problems as well as the absence of firm commitments for any additional financing, ClearPoint’s independent registered public accounting firm included an explanatory paragraph in its report on ClearPoint’s financial statements for the fiscal year ended December 31, 2008 included in this Annual Report on Form 10-K regarding ClearPoint’s ability to continue as a going concern. In addition, ClearPoint included a “going concern” note in its consolidated financial statements for the fiscal year ended December 31, 2008 (see Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

As of December 31, 2008, cash projected to be generated from operations will not be sufficient to fund operations and meet debt repayment obligations. In order to meet its cash and liquidity needs, ClearPoint will be required to raise additional financing or restructure existing debt. There is no assurance that ClearPoint will be successful in obtaining additional financing or restructuring existing debt obligations on terms which are satisfactory to ClearPoint, if at all. If ClearPoint cannot generate sufficient cash from operations, raise additional financing or restructure existing debt, there is substantial doubt about the ability of ClearPoint to continue as a going concern for the next twelve months.

Demand for ClearPoint’s staffing services has been adversely affected by the general level of economic activity and rising unemployment in the United States.  During the current economic downturn, some of ClearPoint’s clients have been reducing their temporary labor spending as part of a general cost reduction strategy.  In addition, some of ClearPoint’s clients have limited their utilization of temporary employees before laying off regular full-time employees.  Generally, ClearPoint has experienced less demand for its services and more competitive pricing pressure during this period of economic downturn, which has adversely affected its business, financial condition and results of operations.  ClearPoint is dependent on its approved staffing supplier base to fill open positions posted by its clients.  If due to the economic downturn, some of ClearPoint’s suppliers curtail their operations or are otherwise unable to fill sufficient open positions posted by its clients, ClearPoint may be unable to compete effectively and it could materially adversely affect its business, financial condition and results of operations.  See Part I, Item 1A “Risk Factors—Our revenue is highly susceptible to changes in general economic conditions, and a recession or other downturn in the U.S. economy, may adversely affect the industries in which our clients operate as well as our business, financial position and results of operations.”

In addition, ClearPoint continues to face significant business challenges related to:

•	its ability to service and repay its outstanding debt obligations;

•	limitations imposed by the outstanding debt obligations on the cash flow available for its operations; and

•	its ability to facilitate the market acceptance of the iLabor Network.

For a more detailed discussion of these matters, see Part I, Item 1A “Risk Factors.”

In the face of these challenges, ClearPoint expects to focus on:

•	evaluating additional sources of financing or restructuring its existing debt obligations in the event that iLabor penetration and adoption does not meet ClearPoint’s operating cash requirements;

•	maintaining and enhancing the functionality of its iLabor Network for current and prospective clients;

•	continuing to expand its supplier base to provide more extensive market coverage; and

•	increasing sales and marketing efforts through direct and indirect channels.

ClearPoint failed to comply with certain listing standards of Nasdaq relating to stockholder’s equity, market value and net income and, effective September 11, 2008, trading in its securities on Nasdaq was suspended. ClearPoint’s securities were delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. ClearPoint’s securities are currently quoted on The OTC Bulletin Board.

Application of Critical Accounting Policies and Estimates

ClearPoint’s discussion and analysis of its financial condition and results of operations are based on ClearPoint’s consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of financial statements in conformity with these principles in the United States of America requires ClearPoint to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period.

On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, workers’ compensation reserves, collectibility of accounts receivable, impairment of goodwill, income taxes and litigation contingencies. Management bases its estimates and judgments on historical experiences and on various other factors believed to be reasonable under the circumstances. Actual results under circumstances and conditions different than those assumed could result in differences from the estimated amounts in the financial statements.

Management believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of ClearPoint’s consolidated financial statements, and actual results could differ materially from the amounts reported based on these policies.

Revenue Recognition

ClearPoint recognizes revenue in accordance with SEC Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. ClearPoint has transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open Internet portal based iLabor Network, as well as its closed client embedded VMS system.

ClearPoint evaluated the criteria outlined in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal Versus Net as an Agent, in determining that it was appropriate to record the revenue from its iLabor technology platform on a net basis after deducting costs related to suppliers for sourcing labor, which represent the direct costs of the contingent labor supplied, for its clients. Generally, ClearPoint is not the primarily obligated party in iLabor transactions and the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Prior to January 1, 2008, ClearPoint’s only major source of revenue was the temporary placement of workers which was recognized when earned and realizable and therefore when the following criteria had been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. Prior to July 1, 2008, ClearPoint recorded revenue from its temporary staffing operations, permanent placement fees, and temp-to-hire fees by formerly ClearPoint-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes were recorded in the period in which the services were performed. Temp-to-hire fees were generally recorded when the temporary employee was hired directly by the client. ClearPoint reserved for billing adjustments, principally related to overbillings and client disputes, made after year end that related to services performed during the fiscal year. The reserve was estimated based on historical adjustment data as percent of sales. Permanent placement fees were recorded when the candidate commenced full-time employment and, if necessary, sales allowances were established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which was typically 30-60 days. As a result of changes in ClearPoint’s business model in 2008 (see “—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model”), for the year ended December 31, 2008, ClearPoint recognized revenue from three major sources:

•
ClearPoint recorded royalty revenues when earned primarily under the terms of the royalty agreements with StaffChex and Select (see Note 4 to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K);

•
Under the new iLabor technology platform, ClearPoint recorded revenue on net fee basis after deducting costs paid to suppliers for sourcing labor for ClearPoint’s clients. ClearPoint acts as a broker for its clients and ClearPoint’s temporary staffing suppliers. Revenue from ClearPoint’s iLabor Network where it electronically procures and consolidates buying of temporary staffing for clients is reported on a net basis.

•	ClearPoint recorded VMS revenue consisting of management fees, which were reported on the net basis, and were recorded as revenue as the temporary staffing service was rendered to the client.

Workers’ Compensation Reserves

ClearPoint self-insured the deductible amount related to domestic workers’ compensation claims, which were either $250 or $500 per claim, depending upon which policy, for policy years 2007 and 2006. ClearPoint accrued the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by ClearPoint. At least annually, ClearPoint obtained an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusted the accruals based on the results of the valuations. As the result of the estimated costs, ClearPoint estimated that the insurance carriers will issue rebates based on its findings. For the years ended December 31, 2007 and 2006, ClearPoint estimated it would receive refunds of $2,880 and $1,506 of rebates, respectively. All potential refunds as well as any liabilities that were recorded as of December 31, 2007 were assumed by the purchasers of MVI and HRO and, therefore, no longer recorded on ClearPoint’s books beginning in the quarter ended March 31, 2008.

Collectibility of Accounts Receivable

ClearPoint provides an allowance for uncollectible accounts receivable based on an estimation of losses which could occur if clients are unable to make required payments. ClearPoint evaluates this allowance on a regular basis throughout the year and makes adjustments as the evaluation warrants. These allowances were $5,775 at December 31, 2008 and $3,179 at December 31, 2007. ClearPoint’s estimates are influenced by numerous factors including its large, diverse client base, which is disbursed across a wide geographical area. No single client accounted for more than 10% of accounts receivable for fiscal year 2008.  If customers’ creditworthiness deteriorates, or if actual defaults are higher than our historical experience or if other circumstances arise, ClearPoint’s estimates of the collectibility of amounts due to ClearPoint could be overstated, and additional allowances could be required, which would have an adverse impact on ClearPoint’s consolidated financial statements.

Goodwill

Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires that goodwill and certain intangible assets with indefinite useful lives no longer be amortized but instead be subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives continue to be amortized over their useful lives. The valuation methodologies considered include analyses of estimated future discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to ClearPoint’s. As part of the assessment, management relied on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon market interest rates and the cost of capital at the valuation date. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. ClearPoint recorded an impairment of goodwill at March 31, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value. This impairment related to the assignment of contracts previously serviced by ClearPoint but no longer in its control. It was therefore determined that the previously recorded goodwill could no longer be substantiated. As a result of the goodwill impairment during the quarter ended March 31, 2008, no goodwill is recognized in the consolidated balance sheet at December 31, 2008.

Income Taxes

ClearPoint accounts for income taxes by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in its financial statements or tax returns. As required under SFAS No. 109, “Accounting for Income Taxes”, ClearPoint measures these expected future tax consequences based upon provisions of tax law as currently enacted. Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, ClearPoint considers all available evidence, including historical operating results and estimates of future taxable income. ClearPoint’s assessment at December 31, 2008 has resulted in a full valuation allowance being recorded against the deferred tax assets. In the event ClearPoint changes its determination as to the amount of deferred tax assets that can be realized, an adjustment to the valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made could have an adverse impact on ClearPoint’s consolidated financial statements. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact ClearPoint’s financial position or its results of operations. ClearPoint also provides a reserve for tax contingencies when it believes a probable and estimatable exposure exists.

Litigation Contingencies

ClearPoint is subject to various litigation matters which may have an adverse impact on its consolidated financial statements. An estimated settlement contingency is required when it is probable and the amount or range of amounts can be reasonably estimated. ClearPoint regularly evaluates current information available to determine whether such accruals should be adjusted or whether new accruals are required. ClearPoint believes that as of December 31, 2008, it had adequate reserves recorded for asserted claims. Should settlements be materially different from those reserves, it could have an adverse impact on ClearPoint’s consolidated financial statements.

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

Results of Operations

Summary Financial Results (000’s)

The following table summarizes select items of ClearPoint’s consolidated statement of operations for the fiscal years ended December 31, 2008 and 2007, respectively.

	Fiscal Year Ended December 31,		Percentage Change
$ (000’s)	2008	2007	‘08/’07
Net revenues	$33,496	$191,685	(83)%
Cost of services	29,108	166,631	(83)%
Gross profit	4,388	25,054	(82)%
SG&A expenses	15,559	26,705	(42)%
Restructuring expense	1,350	2,201	(39)%
Impairment of goodwill	16,822	—	N/A
Fixed assets impairment expense, net	1,022	—	N/A
Depreciation and amortization expense	723	10,313	(93)%
(Loss) from operations	(31,088)	(14,165)	119%
Other (expense)	(86)	(1,608)	(95)%
Interest Income	7	134	(95)%
Interest, OID and warrant liability (expense)	(2,025)	(1,872)	8%
Derivative Income	34	—	N/A
Gain on restructuring of debt	687	—	N/A
(Loss) on sale of subsidiary	(1,294)	—	N/A
Prepayment penalty on early retirement of debt	—	—	N/A
Net (loss) before income taxes	(33,765)	(17,511)	93%
Income tax expense (benefit)	5,021	(5,121)	N/A
Net (loss)	$(38,786)	$(12,390)	213%

Fiscal Year Ended December 31, 2008 Compared to Fiscal Year Ended December 31, 2007

The following table summarizes select items of ClearPoint’s consolidated statement of operations for the fiscal years ended December 31, 2008 and December 31, 2007:

$ (000’s)	2008	% of Revenue	2007	% of Revenue
Net revenues	$33,496	100.0%	$191,685	100.0%
Cost of services	29,108	86.9%	166,631	86.9%
Gross profit	4,388	13.1%	25,074	13.1%
Selling, general and administrative expenses	15,559	46.4%	26,705	13.9%
Restructuring expense	1,350	4.0%	2,201	1.1%
Depreciation and amortization expense	18,567	55.4%	10,313	5.4%
(Loss) from operations	(31,088)	(92.8)%	(14,165)	(7.4)%
Interest (Expense)	(2,025)	(6.0)%	(1,872)	(1.0)%
Other income (expense)	(652)	(1.9)%	(1,474)	(0.8)%
Net loss before income taxes	(33,765)	(100.8)%	(17,511)	(9.1)%
Income tax expense (benefit)	5,021	15.0%	(5,121)	(2.7)%
Net loss	$(38,786)	(115.8)%	$(12,390)	(6.5)%

Net Revenues

ClearPoint’s revenues for the years ended December 31, 2008 and 2007 were $33,496 and $191,685, respectively, which represented a decrease of $158,189 or 83%.  This decrease was primarily due to the changes in ClearPoint’s business model.  During the year ended December 31, 2007, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor. During the year ended December 31, 2008, ClearPoint began to transition its business model from a temporary staffing provider to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network. Under its new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers.  ClearPoint records the broker fees related to these transactions.  ClearPoint’s former contracts related to temporary staffing services were sold or subcontracted.  During 2008, ClearPoint recognized revenue from the sale or subcontracting of the former temporary staffing business as royalty fees from KOR, StaffChex, Townsend Careers, LLC and TZG Enterprises, LLC (“TZG”) and licensing fees from Optos.  See “—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model” for a description of ClearPoint’s agreements with StaffChex and Select.  ClearPoint recorded $3,868 of royalty and license fees in net revenue during the year ended December 31, 2008 and $0 during the year ended December 31, 2007.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the services to the client.  ClearPoint’s cost of services for the years ended December 31, 2008 and 2007 were $29,108 and $166,631, respectively, which represented a decrease of $137,523 or 83%.  This decrease was due primarily to the changes in ClearPoint’s business model, as described in the Overview section above, which resulted in the majority of revenues, such as royalty and license fees with limited cost of services, being recognized on a net fee basis.  Under the new business model, all revenues are recorded on a net fee basis with no cost of sales being recorded.  Under the prior business model, revenues were recorded on a gross basis with associated cost of sales being recorded separately.  As a percentage of revenues for the years ended December 31, 2008 and 2007, ClearPoint’s gross profit was 13.1% for both periods.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general and administrative (“SG&A”) expenses for the years ended December 31, 2008 and 2007 were $15,559 and $26,705, respectively, which represented a decrease of $11,146 or 42%.  The decrease in SG&A expenses was a direct result of ClearPoint’s additional restructuring of its branches during the year ended December 31, 2008.  ClearPoint incurred substantially less SG&A expenses in 2008 because the costs associated with its branch based operations during the year ended December 31, 2008 related to additional severenced employees salaries, benefits and closures of offices were allocated to the restructuring expense in 2008.  ClearPoint incurred $1,350 and $2,201 in restructuring expenses related to these closures and positions for the years ended December 31, 2008 and 2007, respectively. ClearPoint initiated a restructuring program of its field and administrative operations in order to further reduce its ongoing SG&A expenses.  As part of the 2008 restructuring program, ClearPoint closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions.

The increase in the provision for doubtful accounts partially offset the reduction in SG&A expenses.  During the year ended December 31, 2008, ClearPoint recorded $1,656 as a provision for amounts due from former franchisees that are no longer in operation and allowances for doubtful accounts totaling $3,026.  As a percentage of revenues for the years ended December 31, 2008 and 2007, SG&A expenses were 46.4% and 13.9%, respectively, largely as a result of reduced revenue recorded due to the recording of royalty payments on a net basis.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expenses for the years ended December 31, 2008 and 2007 were $723 and $10,313, respectively, which represented a decrease of $9,590 or 93%.  For the year ended December 31, 2008, ClearPoint recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements described in Note 15 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.  ClearPoint removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment.  ClearPoint also recorded an impairment of goodwill for the year ended December 31, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value.

Interest Expense

ClearPoint’s interest expense for the years ended December 31, 2008 and 2007 was $2,025 and $1,872, respectively, which represented an increase of $153 or 8%, primarily due to interest expense related to the original issue discount and warrants associated with the refinancing transaction with ComVest and partially offset by reduced interest on ClearPoint’s overall debt.

Other Income or Expense

For the years ended December 31, 2008 and 2007, total Other Income or Expense were expenses of $652 and $1,474, respectively.  In 2008, the expense was primarily due to the recording of a loss on sale of subsidiary due to the sale of HRO for a net loss of approximately $1,294 offset by a gain on restructuring of debt of $687 as a result of the loan modification and restructure agreement with M&T.  In 2007, the expense was primarily due to an expense of $1,950 due to the early extinguishment of debt owed to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”) and $912 of tax penalties, partially offset by the gain on the sale of MVI of $1,206.  For additional information regarding these transactions, see “—Liquidity and Capital Resources.”

Net Loss

ClearPoint’s net loss for the years ended December 31, 2008 and 2007 was $38,786 and $12,391, respectively, which represented an increase in the loss of $26,396 or 213%.  The change in net loss was primarily due to reduced gross profit offset by reduced SG&A expenses, and partially offset by an additional allowance for doubtful accounts recorded and interest expense as a result of the factors discussed above.  The change in net loss was also a result of a number of non-cash items during the year ended December 31, 2008 relating to ClearPoint’s debt restructuring transactions of $1,350, an impairment charge of goodwill of $16,822, an impairment charge of fixed assets of $1,022 and a recording of deferred tax assets valuation allowance of $5,007 to the provision for income taxes for deferred tax benefits recognized in prior periods.

Liquidity and Capital Resources

General

Historically, ClearPoint has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt and equity financing. As of December 31, 2008, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations. Based on ClearPoint’s cash position and working capital deficiency, it may need to raise additional financing or restructure existing debt in order to support its business operations. The amount of financing required will be determined by many factors, some of which are beyond ClearPoint’s control, and may require financing sooner than currently anticipated. ClearPoint has no commitment for any additional financing or debt restructuring and can provide no assurance that such additional financing or debt restructuring will be negotiated on terms acceptable to ClearPoint, if at all. If ClearPoint is unable to generate sufficient cash from operations, obtain additional financing or restructure existing debt or if such funds cannot be negotiated on terms favorable to ClearPoint, there is substantial doubt about the ability of ClearPoint to continue as a going concern (see also Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

ClearPoint’s traditional use of cash flow was for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel were generally paid on a weekly basis while payments from clients were generally received 30 to 60 days after billing. ClearPoint’s new iLabor-focused business model has essentially eliminated these funding requirements since ClearPoint’s main focus is no longer to act as the employer for the temporary personnel, but rather to be the facilitator, bringing together clients and suppliers of temporary labor, via ClearPoint’s iLabor Network. Revenue from ClearPoint’s iLabor Network where it electronically procures and consolidates buying of temporary staffing for clients nationally is recognized on a net basis. ClearPoint contracts directly with clients seeking to procure temporary staffing services through its iLabor portal. ClearPoint also contracts directly with, and purchases from, temporary staffing suppliers, the temporary placement of workers which is then subsequently resold to its clients. There is no specific fee or other payment charged to ClearPoint’s clients or suppliers in connection with their respective use of the iLabor Network.

ClearPoint’s primary cash requirements include the payment of interest and principal on its debt obligations, payments to suppliers providing temporary staffing services to ClearPoint’s clients and general working capital of the business.

Cash and Cash Equivalents and Cash Flows

The table below sets forth, for the periods indicated, ClearPoint’s beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and ClearPoint’s ending balance of cash and cash equivalents:

	Fiscal Year Ended December 31,
$(000’s)	2008	2007
Cash and cash equivalents at beginning of period	$1,994	$500
Cash provided by (used in) operating activities	4,614	(7,556)
Cash (used in) investing activities	(571)	(20,294)
Cash provided by (used in) financing activities	(5,077)	29,344
Cash and cash equivalents at end of period	$960	$1,994

Fiscal Years Ended December 31, 2008 and 2007

Net cash provided (used) by operating activities was $4,615 and $(7,556) for the years ended December 31, 2008 and 2007, respectively. The primary change in the year ended December 31, 2008 that resulted in $4,614 of net cash provided was due to (i) a book net loss of $38,786; (ii) non cash items of a deferred tax of $5,007, refundable federal income tax of $1,024, depreciation and amortization expense of $18,567 largely due to the write down of goodwill and fixed assets, a loss on sale of subsidiary  $1,294, an increase in the provision for doubtful accounts of $2,596, an increase in the provision for franchise receivables of $1,639, an increase in issuance of warrants of $58, an increase on M&T restructure forgiveness of debt of $866, the issuance of stock of $387, interest expense converted to note payable of $92, interest expense on original issue discount and warrant liability of $510, a gain on derivative of $34, and non-cash stock based compensation of $49; and (iii) cash items of a decrease in accounts receivable of $13,701 due to the change in business model and an decrease in unbilled revenue of $2,037, a decrease in prepaid expenses and other current assets of $107, an increase in other assets of $626, a decrease in accounts payable of $155, a decrease in accrued expenses and other accrued liabilities of $1,105, a decrease in accrued restructuring costs of $582, a decrease in accrued payroll and related taxes of $2,236, an increase in deferred revenue $1,992 and a decrease in retirement benefits due of $56.

The primary change in the year ended December 31, 2007 that resulted in $(7,556) of net cash used was due to: (i) a book net loss of $12,391; (ii) non cash items of a deferred tax benefit of $4,278, depreciation and amortization expense of $10,313 largely due to the acquisition and subsequent write down of contract rights, an increase in the provision for doubtful accounts of $2,774, and non-cash stock based compensation of $1,004; and (iii) cash items of an increase in accounts receivable of $8,946 due to the acquisition of ALS and the related increase in revenue, an increase in unbilled revenue of $109, an increase in prepaid expenses and other current assets of $2,711, an increase in other assets of $2,751, an increase in accounts payable of $775, an increase in accrued expenses and other accrued liabilities of $3,058, an increase in the accrued restructuring costs of $1,025, an increase in accrued payroll and related taxes of $5,901 and a decrease in retirement benefits due of $14.

Net cash used in investing activities was $(571) and $(20,294) for the years ended December 31, 2008 and 2007, respectively.  The primary uses of cash for investing activities for the year ended December 31, 2008 were the purchase of equipment, furniture and fixtures of $571.  The primary uses of cash for investing activities for the year ended December 31, 2007 were the purchase of equipment, furniture and fixtures of $1,294 and the cash portion paid for the acquisition of certain assets of ALS for $19,000.

Net cash provided by financing activities was $5,077 and $29,344 for the years ended December 31, 2008 and 2007, respectively. The primary activities in the year ended December 31, 2008 were the net borrowings from ComVest on the revolving credit facility of $1,530 with repayment of $530 and the borrowing from the ComVest term loan of $8,000 with repayments of $1,346, the repayment of the M&T term loan of $2,641, the repayment to M&T on the revolving credit facility of $8,747, repayment of Blue Lake in the amount of $600, fees incurred due to the refinancing transaction with ComVest of $693, proceeds from the issuance of common stock to TerraNova Partners L.P. (“TerraNova Partners”) of $100 and repayments of other notes payable of $150.  The primary activities in the year ended December 31, 2007 were the net proceeds from issuance of common stock in connection with the merger with Terra Nova of $27,258, repayment of borrowings and fees from Bridge for $12,465, redemption and retirement of warrants for $3,292, net borrowings from M&T on the revolving credit facility of $14,813 and the borrowing from the M&T term loan of $5,000 with repayments of $717 and repayments of other notes payable of $383.

Debt Restructuring – M&T and ComVest

M&T

On February 23, 2007, pursuant to a Credit Agreement (the “M&T Credit Agreement”), ClearPoint entered into credit facilities with M&T consisting of a $20,000 revolving credit facility (“M&T Revolver”) expiring in February 2010 and a $3,000 term loan (“M&T Term Loan”) expiring in February 2012. In July 2007, ClearPoint amended the M&T Credit Agreement to increase the M&T Term Loan to $5,000 in the First Amendment to the M&T Credit Agreement. These credit facilities carried an interest rate of LIBOR plus between 1.50% and 2.25%, depending on ClearPoint’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver was limited based upon ratios of accounts receivable and unbilled revenue. The M&T Revolver and M&T Term Loan contained certain financial covenants including leverage ratios and a fixed charge coverage ratio. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement, dated as of March 21, 2008, among ClearPoint and M&T. Pursuant to the Second Amendment, the M&T Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the revolving credit commitments was gradually reduced from $20,000 to $15,000 at March 21, 2008 and $4,000 at June 30, 2008; (ii) the applicable margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any revolving credit loan that is a “Eurodollar Loan” and a “Base Rate Loan”, respectively (as defined in the M&T Credit Agreement), and (b) 4.5% and 2.25% for any M&T Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the applicable commitment fee percentage, which is included in the calculations of commitment fees payable by ClearPoint on the amount of the unused revolving credit commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of total debt or senior debt, as applicable, to modified EBITDA were amended to lower the ratios as of September 30, 2008.

On April 14, 2008, ClearPoint entered into a Waiver (the “M&T Waiver”) to the M&T Credit Agreement. Pursuant to the M&T Waiver, the required lenders under the M&T Credit Agreement waived compliance with certain financial covenants set forth in the M&T Credit Agreement for the period ended December 31, 2007. In connection with the M&T Waiver, ClearPoint paid a $100 fee to M&T. ClearPoint was not in compliance with the financial and reporting covenants at March 31, 2008. ClearPoint did not receive a waiver for such non-compliance from M&T. On May 9, 2008, ClearPoint received a letter from M&T indicating, among other matters, that the principal amount of revolving credit loans outstanding under the M&T Credit Agreement shall be limited to a maximum amount of $7,300 for the period ended May 16, 2008.

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

ClearPoint and M&T entered into a Loan Modification and Restructure Agreement dated June 20, 2008 (the “M&T Restructure Agreement”) pursuant to which the parties agreed to: (i) consolidate the certain obligations owing to M&T (the “M&T Obligations”), (ii) reduce the carrying amount of the consolidated obligations from $10,900, which consisted of the M&T Revolver and Term Loan of approximately $7,000 and $3,900, respectively (net of additional cash payments made during negotiations), to $8,600, (iii) subordinate the M&T Obligations to the obligations owning to ComVest (the “ComVest Obligations”) and (iv) permit ClearPoint to repay the M&T Obligations on a deferred term basis. The M&T Restructure Agreement provides that on the earlier of the first day of the calendar month following ClearPoint’s full satisfaction of the ComVest Obligations or January 1, 2011 (the “Obligations Amortization Date”), ClearPoint shall repay a total of $3,000 in principal amount (initially the “M&T Deferred Obligations”) to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and Spring Back Events, as defined below. In the event of a sale of substantially all of ClearPoint’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, ClearPoint must prepay the M&T Deferred Obligations by an amount equal to 25% of such proceeds as are payable to ComVest under such circumstances.

The $8,600 being paid to M&T is comprised of the following components: $3,000 note payable; guarantee of $3,000 of accounts receivable; pledging a minimum of a $1,000 tax refund; $1,000 cash payment made at the time of closing of the ComVest transactions described below; and $600 of the $1,500 certificate of deposit held by M&T.

ClearPoint issued to M&T warrants to purchase its common stock of which warrants to purchase 1,200,000 shares of common stock have an exercise price of $0.01 per share and warrants to purchase 300,000 shares of common stock have an exercise price of $1.00 per share (collectively, the “M&T Warrants”).  In accordance with SFAS No. 150, the fair value of the warrants has been classified as a liability since M&T has the right to put the M&T Warrants back to ClearPoint in exchange for a cash settlement of $1.00 per share. At December 31, 2008, the balance sheet included a warrant liability of $1,213 related to the fair value of M&T Warrants (see Note 11 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The gain on restructuring of debt of $687 recorded in the year ended December 31, 2008 reflected the reduction in principal carrying balance offset by the fair value of the M&T Warrants and other direct costs. ClearPoint entered into a registration rights agreement dated June 20, 2008 to register the shares of common stock underlying the M&T Warrants.

In addition, prior to the Obligations Amortization Date, ClearPoint must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3,000 and (ii) existing and future federal and state income tax refunds of not less than $1,000 due or which become due to ClearPoint for any period prior to January 1, 2008.  At December 31, 2008, ClearPoint remitted approximately $2,064 to M&T against the $3,000 accounts receivable target. In the event such payments by ClearPoint are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations. Excesses of such amounts paid by ClearPoint will be remitted to ClearPoint and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement. ClearPoint filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement.  As of December 31, 2008, ClearPoint remitted approximately $974 of federal tax refunds, approximately $25 of state tax refunds and approximately $25 of other tax refunds to M&T.

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

Pursuant to the M&T Restructure Agreement, ClearPoint must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) ClearPoint and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of ClearPoint; limitations on dividends and distributions of cash or property to equity security holders of ClearPoint and/or redemptions or purchases of capital stock or equity securities of other entities; and restrictions on collateralizing subordinated indebtedness. At December 31, 2008, ClearPoint was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that ClearPoint may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the amended and restated note issued to Blue Lake dated April 14, 2008. For each $50 paid on account of the note issued to Blue Lake, Michael Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s former director, President and Secretary, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10, subject to an aggregate amount of each surety’s liability of $150.

The M&T Restructure Agreement lists various agreement termination events including, but not limited to: default in payment of principal or interest or any other obligations when due and payable under the M&T Restructure Agreement; default in the observance of any covenant which is not cured within 30 days; and occurrence of an event of default under the ComVest Loan Agreement, as defined below, which is not cured pursuant to the applicable grace or notice period. Upon the occurrence of an agreement termination event, and at all times during the continuance thereof, the M&T Deferred Obligations are accelerated and become immediately due and payable. In addition, upon the occurrence of any Spring Back Event, the amount equal to (a) all outstanding principal balance of the M&T Obligations, together with accrued and unpaid interest thereon and costs and expenses reimbursable pursuant to the M&T Credit Agreement less (b) any amount received by M&T pursuant to the M&T Restructure Agreement on account of the M&T Deferred Obligations or the M&T Obligations (the “Spring Back Amount”) is automatically accelerated and becomes immediately due and payable. Pursuant to one of the conditions to closing the transaction with M&T, as set forth in the M&T Restructure Agreement, ClearPoint paid $1,000 to M&T for application to the M&T Obligations.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

ComVest

On June 20, 2008, ClearPoint entered into a Revolving Credit and Term Loan Agreement (the “ComVest Loan Agreement”) with ComVest. Pursuant to the ComVest Loan Agreement, ComVest extended to ClearPoint: (i) a secured revolving credit facility for up to $3,000 (the “ComVest Revolver”) and (ii) a term loan (the “ComVest Term Loan” and, together with the ComVest Revolver, the “ComVest Loans”) in the principal amount of $9,000, of which $1,000 is treated as an original issue discount, and ClearPoint received $8,000 in respect of the ComVest Term Loan. ClearPoint also issued to ComVest a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per warrant (the “ComVest Warrant”). The ComVest Warrant was valued at $634 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt. ClearPoint entered into a registration rights agreement dated June 20, 2008 to register the shares of common stock underlying the ComVest Warrant.

The maximum amount that may be outstanding under the ComVest Revolver is initially $3,000 (the “ComVest Revolver maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the ComVest Revolver maximum will be reduced by an amount equal to 5.5% of the ComVest Revolver maximum in effect for the previous month. To the extent the amounts outstanding under the ComVest Revolver exceed the ComVest Revolver maximum, ClearPoint must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the ComVest Revolver maximum. ClearPoint may borrow under the ComVest Revolver from time to time, up to the then applicable ComVest Revolver maximum. The amounts due under the ComVest Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At December 31, 2008, the interest rate on the $1,000 outstanding under the ComVest Revolver was 7.25% and the interest rate on $7,654 outstanding under the ComVest Term Loan was 10% per annum. The ComVest Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the ComVest Loan Agreement.

Amounts due under the ComVest Loans are payable monthly, beginning July 1, 2008. The outstanding principal amount of the ComVest Term Loan is payable as follows: $150 on July 1, 2008 and subsequent monthly payments are to be in an amount equal to the greater of (i) $200 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450 or certain royalties, fees and/or other such payments collected by ClearPoint during the preceding month less (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the ComVest Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 will be in an amount equal to the entire remaining principal balance, if any, of the ComVest Term Loan.

On January 13, 2009, ClearPoint entered into a letter agreement (the “XRoads Agreement”) with XRoads.  Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as ClearPoint’s Interim Chief Operating Officer, and ClearPoint agreed to pay XRoads $50 per month for each of the first four months of Mr. Delle Donne’s services. On January 29, 2009, in order to assist ClearPoint in making the foregoing payments under the XRoads Agreement, ComVest and ClearPoint entered into Amendment No. 1 to the ComVest Term Loan, pursuant to which the installments due and payable under the ComVest Term Loan on each of February 1, 2009, March 1, 2009, April 1, 2009 and May 1, 2009, respectively, shall be reduced by an amount equal to the positive difference (if any) of (i) the lesser of (a) $50 or (b) the amount paid or payable by ClearPoint to XRoads during the immediately preceding calendar month pursuant to the XRoads Agreement, minus (ii) the amount (if any) by which the aggregate Royalties collected during the immediately preceding calendar month exceeded $450. After the effective date of any termination of the XRoads Agreement, no reduction in any subsequent installments shall be permitted and, notwithstanding any extension of the services of Mr. Delle Donne beyond the initial four month term of the XRoads Agreement, ComVest shall not be obligated to reduce any further installments.  For additional information regarding the XRoads Agreement, see “—Agreement with XRoads Solutions.”  The Amendment No. 1 to the ComVest Term Loan also contains ComVest’s acknowledgement and consent to ClearPoint’s amendment of the payment terms and payment schedule of the note payable to the former shareholders of StaffBridge, Inc. as set forth in the Debt Extension Agreement dated December 31, 2008.  For additional information regarding such note, see “—StaffBridge.”

As provided by the ComVest Loan Agreement and the ComVest Loans, ComVest may collect amounts due under the ComVest Loans from a “lockbox” account of ClearPoint and/or charge the ComVest Revolver for such amounts. Royalty payments received primarily from StaffChex and Select are segregated and solely used for the repayment of the ComVest Term Loan. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200 per month, ClearPoint must make up the difference from its operating cash. In the event that royalty receipts from these sources exceed $450 in a given month, ClearPoint may utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion. At December 31, 2008, ClearPoint remitted approximately $1,730 of principal and interest payments, in the aggregate, to ComVest, of which $1,607 was derived from its royalty receipts and $123 was derived from its other operations.

The ComVest Loans mature on December 31, 2010 subject to certain prepayment requirements related to the ComVest Term Loan. The ComVest Loan Agreement provides that, subject to certain exceptions, ClearPoint must prepay the ComVest Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of ClearPoint, change of control of ClearPoint or the sale of all or a material portion of ClearPoint’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of ClearPoint. The outstanding borrowings under the ComVest Loan Agreement are secured by all the assets of ClearPoint.

Beginning with the fiscal quarter ending December 31, 2009, ClearPoint must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009. Until the ComVest Obligations have been paid in full and the ComVest Revolver has been terminated, ClearPoint must comply with various notice and other reporting covenants including, but not limited to, providing notice to ComVest upon the occurrence of certain events, periodically furnishing certain financial statements and other information to ComVest, maintaining its books and records and permitting inspection of such materials by ComVest upon reasonable request. The ComVest Loan Agreement also provides that until the ComVest Obligations have been satisfied in full, ClearPoint must provide written notice to ComVest of all meetings of the board of directors and actions proposed to be taken by written consent and must permit a representative of ComVest to attend or participate in any such meeting as a non-voting observer. At December 31, 2008, ClearPoint was in compliance with the applicable notice and reporting requirements required under the ComVest Loan Agreement.

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

ClearPoint paid to ComVest non-refundable closing fees in the amount of $530, charged to the ComVest Revolver, simultaneously with funding of the amounts payable to ClearPoint under the ComVest Loan Agreement. In addition, ClearPoint must pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the ComVest Revolver during the preceding calendar month, up to $4.50 per month.

ClearPoint utilized the proceeds of the ComVest Loans to repay approximately $1,050 pursuant to the M&T Restructure Agreement owed to M&T and approximately $530 in closing costs and expenses.

Merger

On February 12, 2007, ClearPoint consummated the merger with Terra Nova. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. At the closing of the merger, ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to ClearPoint stockholders at the time of the merger was released from escrow subsequent to the indemnity rights provision of the merger agreement being met.  A further ten percent (10%) of the Terra Nova common stock being issued to ClearPoint stockholders at the time of the merger was released from escrow subsequent to certain closing conditions pursuant to the merger agreement being met.  Upon the closing of the merger, Terra Nova changed its name to ClearPoint Business Resources, Inc.

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

Effective February 28, 2005, ClearPoint entered into a revolving loan agreement with Bridge, its prior lender. As a result of the merger with Terra Nova, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292.

ALS

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS (see Note 4 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K). The purchase price of $24,000 consisted of cash of $19,000, the ALS Note of $2,500 at an interest rate of 7%, shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ALS’ stockholders may also receive up to two additional $1,000 payments in shares of common stock based on financial and integration performance metrics of ClearPoint in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at December 31, 2008 was not repaid due to the pending litigation with TSIL (see Part I, Item 3 “Legal Proceedings” of this Annual Report on Form 10-K). In connection with the transaction with ComVest described above, on June 20, 2008, ClearPoint entered into the ALS Agreement with ALS and certain other parties whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008 (defined below); (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,156 (remaining principal balance of $2,022 plus accrued interest of $133), which balance was $2,214 at December 31, 2008, bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS Subordination Letter; (iii) that ClearPoint would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the acquisition of ALS; (iv) that ALS may defend and indemnify ClearPoint in connection with the TSIL Litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice. ClearPoint valued the shares issued at their fair market value as of the date of issuance of $103 and recorded that amount as expense.  ClearPoint has no future obligation to issue any additional shares of common stock to ALS.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and ClearPoint dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that ClearPoint may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the ComVest Term Loan so long as ClearPoint is otherwise permitted to make such payments, ClearPoint shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, ClearPoint shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  The transaction did not classify as a restructuring of debt.

StaffBridge

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge for $233 in cash and the StaffBridge Note payable of $450 due December 31, 2007. The StaffBridge Note, due to the StaffBridge Shareholders, bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the StaffBridge Note was amended to extend the maturity date to June 30, 2008. In addition, the amount of StaffBridge Note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. ClearPoint incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock. As of June 30, 2008, ClearPoint did not pay any monthly interest installments pursuant to the amended StaffBridge Note. The failure to pay such interest installments would permit noteholders to declare all amounts owing under the StaffBridge Note due and payable. On August 13, 2008, the outstanding accrued interest of $24 was paid and ComVest waived any default related thereto effective June 30, 2008. The balance of the StaffBridge Note payable at December 31, 2008 was $337 and, as of December 31, 2008, ClearPoint paid all monthly interest installments pursuant to the amended StaffBridge Note, amounting to $33.

In addition, in connection with the financing transaction with ComVest, on June 30, 2008, the StaffBridge Shareholders executed a certain Debt Extension Agreement (the “Debt Extension Agreement”) and entered into a Subordination Agreement (the “StaffBridge Subordination Agreement”) with ComVest and CPR.

Pursuant to the Debt Extension Agreement, the StaffBridge Shareholders agreed that, in connection with the receipt from ClearPoint of $150 payable for work performed by TSP, the StaffBridge Note was amended, effective June 30, 2008, to extend the maturity date to December 31, 2008 and to reduce the outstanding principal amount to approximately $337. Upon ClearPoint’s payment of an additional $150 and any additional amounts then outstanding for work performed by TSP, the StaffBridge Shareholders agreed to amend the StaffBridge Note to further extend the maturity date to June 30, 2009.

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

Effective December 31, 2008, the StaffBridge Note was further amended pursuant to a second Debt Extension Agreement dated December 31, 2008 to provide that the outstanding amount due under the StaffBridge Note will be paid as follows: $100 was paid on or about December 31, 2008 and the remaining balance shall be paid in four equal quarterly payments of $59, beginning on March 31, 2009 and ending on December 31, 2009.

Promissory Notes Issued to Blue Lake and Sub Noteholders

Blue Lake

On March 1, 2005, CPR issued a promissory note to Blue Lake in the amount of $1,290 which was due March 31, 2008 (the “Blue Lake Note”). Interest of 6% per annum was payable quarterly. This note has been guaranteed by Michael Traina and Christopher Ferguson and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under an agreement dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (the “Amended Blue Lake Note”), with a principal amount of $1,290, which is due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note. At December 31, 2008, the balance due on the Amended Blue Lake Note was $690 and ClearPoint was current in all payments.

Sub Noteholders

On March 1, 2005, ClearPoint issued a 9% Amended and Restated Note for $250 due February 28, 2008 and a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Optos, which is wholly-owned by Christopher Ferguson. These notes were repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued a 12% Note in the original principal amount of $100 due March 31, 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina. This note was repaid during the year ended December 31, 2007.

On March 1, 2005, ClearPoint issued a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. LLC (“Fergco”), a New Jersey limited liability company of which Christopher Ferguson owns a twenty-five percent (25%) ownership interest. The balance of this note payable at December 31, 2008 was $300 (“$300 Note”).

On March 1, 2005, ClearPoint issued 12% Amended and Restated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to Alyson Drew, the spouse of Parker Drew, a director of ClearPoint. The balance of these notes payable at December 31, 2008 was $250 (“$250 Notes”). In 2008 and 2007, ClearPoint repaid $60, in the aggregate, of the outstanding principal amount of the Amended and Restated Notes. The holders of the $300 Note and the $250 Notes are collectively referred to as the Sub Noteholders.

Effective March 31, 2008, ClearPoint amended and restated the $300 Note and the $250 Notes (collectively “Sub Notes”), and extended their maturity dates under the amended sub notes, dated March 31, 2008 and issued by CPR to each Sub Noteholder (collectively, the “Amended Sub Notes”). All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder. Upon an event of default and at the election of the Sub Noteholder, the Sub Note, both as to principal and accrued but unpaid interest, will become immediately due and payable. As of December 31, 2008, ClearPoint made the required interest payments on the Amended Sub Notes.

In consideration of each Sub Noteholder agreeing to extend the maturity date of the Sub Note, ClearPoint issued warrants (“Initial Sub Note Warrants”) to the Sub Noteholders to purchase, in the aggregate, 82,500 shares of common stock (the “Sub Note Warrant Shares”) at an exercise price of $1.55 per share. The Initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. CPR had the right in its sole discretion, to extend the maturity date of the Amended Sub Notes to March 31, 2010, and in connection with such extension, the Sub Noteholders had the right to receive additional Sub Note Warrants (the “Additional Sub Note Warrants”) to purchase, in the aggregate, an additional 82,500 shares of common stock.

On June 20, 2008, CPR exercised its right to extend the maturity date of the Amended Sub Notes to March 31, 2010 and, in connection with such extension, issued a notice dated June 25, 2008 (the “Sub Noteholder Notices”) to each Sub Noteholder. The Sub Noteholder Notices notified the Sub Noteholders that ClearPoint extended the maturity date of the Sub Notes in connection with its transaction with ComVest, as described above. In connection with the Sub Noteholder Notices, the Sub Noteholders received Additional Sub Note Warrants to purchase 82,500 Sub Note Warrant Shares at an exercise price of $1.55 per share. The Additional Sub Note Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

In connection with the transaction with ComVest described above, ComVest entered into a Subordination Agreement dated June 20, 2008 (the “Noteholder Subordination Agreement”) with each of the Sub Noteholders and CPR. Pursuant to the Noteholder Subordination Agreement, the Sub Noteholders agreed to subordinate ClearPoint’s obligations to them under the Amended Sub Notes to the ComVest Obligations. So long as no event of default under the ComVest Loan Agreement has occurred, ClearPoint may continue to make scheduled payments of principal and accrued interest when due in accordance with the Sub Notes, as amended. In the case of an event of default under the ComVest Loan Agreement, ClearPoint may not pay and the Sub Noteholders may not seek payment on the Sub Notes, as amended, until the ComVest Obligations have been satisfied in full. The Noteholder Subordination Agreement also sets forth priorities among the parties with respect to distributions of ClearPoint’s assets made for the benefit of ClearPoint’s creditors.

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800, with $400 to each of Michael Traina and Christopher Ferguson in consideration for loans totaling $800 made to CPR. The terms of the Promissory Notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each Promissory Note is $400, they bear interest at the rate of 6% per annum, which will be paid quarterly, and they are due on February 22, 2009.  The Promissory Notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement.

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

On June 6, 2008, ClearPoint issued notes (the “Bridge Notes”) to each of Michael Traina, Parker Drew and TerraNova Partners (collectively, the “Bridge Lenders”) in the principal amounts of $104, $50 and $100, respectively. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5 to ClearPoint. TerraNova Partners, ClearPoint’s principal stockholder, is 100% owned by Vahan Kololian, ClearPoint’s lead director and principal stockholder. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova Partners.

The Bridge Notes contained identical terms. The Bridge Notes were unsecured and payable on demand. No interest accrued on the unpaid principal balance of the Bridge Notes until demand. After demand, the Bridge Notes would bear interest at an annual rate of 5%.

On June 26, 2008, ClearPoint issued amended and restated Bridge Loans (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) ClearPoint shall have the right to repay the Amended Bridge Notes in shares of common stock at a price equal to the closing price of the common stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Bridge Note. Mr. Drew’s Amended Bridge Note was repaid in full and Mr. Traina was repaid $5 during the quarter ended June 30, 2008. The balance of Mr. Traina’s loan was repaid in July 2008. On August 12, 2008, ClearPoint’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova in 204,082 shares of common stock.

Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model

MVI and HRO

On December 31, 2007, CPR entered into a purchase agreement (the “MVI Purchase Agreement”) effective as of December 31, 2007 with CPR’s wholly owned subsidiary, MVI, and TradeShow Products, Inc. (“Tradeshow”). Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,206. In addition, CPR was entitled to a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow was obligated to pay such fee in arrears on the first business day of every month. Unpaid fees were subject to interest at a rate of 1.5% per month. As of December 31, 2008, TradeShow did not pay to CPR the commissions required under the MVI Purchase Agreement.

On February 7, 2008, CPR entered into a Purchase Agreement effective as of February 7, 2008 (the “HRO Purchase Agreement”) with HRO, CPR’s wholly owned subsidiary, and AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS was obligated to pay such fee in arrears on the first business day of every month. Unpaid fees were subject to interest at a rate of 1.5% per month. As of December 31, 2008, AMS did not pay to CPR the earnout payments required under the HRO Purchase Agreement.

ClearPoint ceased recording revenues related to the MVI Purchase Agreement and the HRO Purchase Agreement during the year ended December 31, 2008.

KOR and StaffChex

On August 30, 2007, ClearPoint entered into an agreement (the “KOR Agreement”) with KOR, a Florida limited liability company controlled by Kevin O’Donnell, a former officer of ClearPoint, pursuant to which ClearPoint granted to KOR an exclusive right and license (i) to set up and operate, in parts of northern California and Florida, a franchise of ClearPoint’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of ClearPoint’s proprietary intellectual property. The KOR Agreement replaced the agreement between ClearPoint and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to ClearPoint, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay ClearPoint, on a weekly basis, a royalty equal to 50% of the net income from KOR’s operations. Through this relationship KOR operated and managed up to twelve of ClearPoint’s former branches. The KOR Agreement was terminated on March 5, 2008 as described below.

On February 28, 2008, CPR entered into a Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex subject to certain conditions for the completion of the transaction. Under the StaffChex Purchase Agreement, StaffChex assumed certain liabilities of CPR and acquired from CPR all of the Customer Account Property, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR, pursuant to the KOR Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”) pursuant to an Exclusive Supplier Agreement, dated September 2, 2007. In consideration for the Customer Account Property acquired from CPR, StaffChex issued to CPR 15,444 shares of common stock of StaffChex and is obligated to issue 15,521 shares of StaffChex’ common stock, based on the earnout provisions set forth in the StaffChex Purchase Agreement. In addition, CPR entered into an iLabor agreement with StaffChex (the “StaffChex iLabor Agreement”) whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR a percentage (the “Royalty”) (as of December 31, 2008, the percentage was 2.25% but such percentage is subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings for temporary staffing services provided to ClearPoint’s clients through the iLabor Network or otherwise. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively. ClearPoint did not incur any early termination penalties in connection with such terminations.

On March 16, 2009, CPR and StaffChex entered into Amendment No. 1 to the StaffChex iLabor Agreement pursuant to which the payment terms of the StaffChex iLabor Agreement were restated as follows: for weekly collections of less than $1,400, the Royalty is one and one-quarter percent (1.25%) and for weekly collections of $1,400 or more, the Royalty is two percent (2%).  If collections for a calendar year exceed $110,000, the Royalty will be one and one-half percent (1.5%) for each dollar exceeding $110,000 and if such collections exceed $150,000, the Royalty will be one and one-quarter percent (1.25%) for each dollar exceeding $150,000.  Unpaid Royalties shall bear interest at the rate of one and one-half percent (1.5%) per month.  Weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4 followed by 52 weekly payments of $3 for past-due Royalties owed through February 28, 2009.  Such additional payments will commence on June 3, 2009.

TZG, Optos and Select

On August 13, 2007, ClearPoint entered into an Agreement with TZG, a Delaware limited liability company controlled by J. Todd Warner, a former officer of ClearPoint, pursuant to which ClearPoint granted to TZG an exclusive right and license (i) to set up and operate a franchise of ClearPoint’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of ClearPoint’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to ClearPoint, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation. Through this relationship TZG operated and managed up to twenty-five of ClearPoint’s branches. This TZG Agreement was terminated on February 28, 2008 as described below.

On February 28, 2008, CPR and its subsidiary, CPW, entered into a Licensing Agreement (the “Optos Licensing Agreement”) with Optos, of which Christopher Ferguson is the sole member. Pursuant to the Optos Licensing Agreement, ClearPoint (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007 and all contracts and contract rights for the clients included on such list. In consideration of the licensing of the Program, which is part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos Licensing Agreement to its lender under such credit agreements. The foregoing agreement with TZG was terminated on February 28, 2008 in connection with the Optos Licensing Agreement. ClearPoint did not incur any early termination penalties in connection with such termination.

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

On April 8, 2008, CPR entered into the Select License Agreement dated April 8, 2008 with Select. The initial term of the Select License Agreement was for a period of six years. Pursuant to the Select License Agreement, CPR granted to Select a non-exclusive, non-transferable right and license to use the iLabor Network as a hosted front-office tool. CPR exclusively retains all right, title and interest in and to the iLabor Network. In addition, Select agreed to become a supplier of temporary personnel to third party clients through the iLabor Network and to fulfill agreed-upon orders for such personnel accepted by Select through the iLabor Network. CPR also agreed to permit Select to use the iLabor Network to find and select third-party, temporary personnel suppliers to fulfill orders for Select’s end-user client. In consideration of the license granted, Select agreed to pay a non-refundable fee equal to $1,200, of which $900 was paid on April 8, 2008 and $300 was due on July 1, 2008, but was not paid. The July payment was waived and incorporated into the Select Settlement Agreement described below. Under the License Agreement, if Select used the iLabor Network to find and select third-party, temporary personnel suppliers to fulfill orders for Select’s end-user clients, then the parties would split the net amount billed to the end-user clients less the amount paid to such vendors.

Effective March 30, 2008, CPR entered into the Select Subcontract with Select. The Select Subcontract expires April 7, 2013. Pursuant to the Select Subcontract, CPR subcontracts to Select the client contracts and contract rights previously serviced on behalf of CPR by other entities (the “Customers”). Pursuant to the Select Subcontract, the parties agree that Select will directly interface with the Customers, but at no time will CPR relinquish its ownership, right, title or interest in or to its contracts with the Customers (the “Contracts”). Subject to certain exceptions, upon expiration of the Select Subcontract, CPR will abandon such rights in the Contracts and Select may solicit the Customers serviced under the Select Subcontract. Select is responsible for invoicing the Customers and for collection of payment with regard to services provided to Customers by Select. During each one year period of the term of the Select Subcontract, Select was obligated to pay CPR 10% of such year’s annual gross sales, not exceeding $36,000 annually in gross sales, generated by the client contracts as well as certain other revenue generated by location (the “Subcontract Fee”).

On July 29, 2008, Select, together with Real Time, initiated the Select Litigation claiming that ClearPoint owed it $1,033 for services performed.  For additional information regarding the Select Litigation, see “—Contingencies and Litigation.”

On August 22, 2008, CPR, Real Time and Select entered into the Select Settlement Agreement pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, the Select License Agreement and the Select Subcontract. Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract, as described below; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement, and on August 28, 2008 this lawsuit was dismissed.

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

In connection with the Select Settlement Agreement, on August 22, 2008, CPR and Select entered into the First Amendment to the Select Subcontract (the “Subcontract Amendment”). Pursuant to the Subcontract Amendment, the following changes were made to the Select Subcontract:

•
The Subcontract Fee was amended to provide that Select would pay CPR, for twenty-eight consecutive months, 25% of each month’s gross sales generated by the Customers and Contracts as well as, without duplication, sales generated by certain locations in accordance with the Select Subcontract, subject to a maximum fee of $250 per month. The payments are subject to acceleration upon occurrence of certain breaches of the Select Subcontract or bankruptcy filings by Select.

•	The term of the Select Subcontract was amended to provide that the term will expire upon the payment of all fees owed under the Select Subcontract, as amended.

Advisory Services Agreement

TerraNova Management Corp., an affiliate of Mr. Kololian and the manager of TerraNova Partners (“TNMC”), was retained to provide certain advisory services to ClearPoint, effective upon the closing of the merger with Terra Nova, pursuant to the Advisory Services Agreement between TNMC and us, dated February 12, 2007 (the “Initial Agreement”). Pursuant to the Initial Agreement, TNMC provided services to ClearPoint including: advice and assistance in analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services. During the fiscal year ended December 31, 2007, TNMC received a fixed advisory fee of $175 (prorated for a partial year) for such services. Additionally, ClearPoint recorded approximately $2 for reimbursement of expenses incurred by TNMC in connection with the Initial Agreement for the fiscal year ended December 31, 2007. Pursuant to the terms of the Initial Agreement, it was terminated effective February 11, 2008, however TNMC continued to provide substantially similar services under substantially similar terms to ClearPoint on a monthly basis. No payments were accrued or paid to TNMC for January, 2008.

On June 26, 2008, ClearPoint entered into a new Advisory Services Agreement (the “Advisory Services Agreement”) with TNMC in order to: (i) provide compensation to TNMC for its services since the expiration of the Initial Agreement and (ii) engage TNMC to provide future advisory services. Pursuant to the Advisory Services Agreement, TNMC is obligated to provide advice and assistance to ClearPoint in its analysis and consideration of various financial and strategic alternatives (the “Advisory Services”), however the Advisory Services will not include advice with respect to investments in securities or transactions involving the trading of securities or exchange contracts. The Advisory Services Agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.

ClearPoint agreed to compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and to reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at ClearPoint’s option. At ClearPoint’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the Advisory Services Agreement are priced at the month-end closing price for each month of services rendered. We incurred approximately $293 in fees owing to TNMC for its services in the fiscal year ended December 31, 2008. ClearPoint’s board of directors approved payment of $266 for the Advisory Services in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and, on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock. ClearPoint recorded approximately $99 for reimbursement of expenses incurred by TNMC in connection with the Advisory Services provided from February, 2008 through December, 2008.

Agreements with Christopher Ferguson, Kurt Braun and John Phillips

On February 28, 2008, Christopher Ferguson resigned as ClearPoint’s and CPR’s director, President and Secretary in connection with the Optos Licensing Agreement described above. ClearPoint and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, ClearPoint entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25 per month for twelve (12) months. In return, Mr. Ferguson agreed to assist ClearPoint with any matters relating to the performance of his former duties and work with ClearPoint to effectively transition his responsibilities. As of December 31, 2008, ClearPoint paid Mr. Ferguson approximately $58 pursuant to the consulting agreement and recorded a related party liability of $257 as of December 31, 2008 pursuant to the consulting agreement.

On June 20, 2008, Kurt Braun, ClearPoint’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as ClearPoint’s Chief Financial Officer, ClearPoint and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”). In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to ClearPoint, ClearPoint has agreed to, among other things: (i) pay Mr. Braun $75, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with ClearPoint’s 2006 plan. As of December 31, 2008, ClearPoint paid Mr. Braun approximately $75 pursuant to the Braun Separation Agreement.

On June 20, 2008, John Phillips and ClearPoint entered into an Employment Agreement (the “Phillips Employment Agreement”). Pursuant to the Phillips Employment Agreement, Mr. Phillips’ current base salary is $175 per year, which may be increased in accordance with ClearPoint’s normal compensation review practices. On November 7, 2008, ClearPoint’s board of directors increased Mr. Phillips’ base salary to $195 effective November 10, 2008. Mr. Phillips is also entitled to participate in any benefit plan of ClearPoint currently available to executive officers to the extent he is eligible under the provisions thereof, and ClearPoint will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family. Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by ClearPoint’s Chief Executive Officer, the board of directors and the Compensation Committee of the board of directors. On August 20, 2008, Mr. Phillips was granted a stock option to purchase 50,000 shares of common stock. The option vests in three equal annual installments beginning August 20, 2009 and expires August 20, 2018. The exercise price of the option is $0.30 per share.

Agreement with XRoads Solutions

On January 13, 2009, ClearPoint entered into the XRoads Agreement with XRoads. Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as ClearPoint’s Interim Chief Operating Officer (the “XRoads Engagement”). In such capacity, Mr. Delle Donne will have direct responsibility over ClearPoint’s day to day operations and will report to Michael D. Traina, ClearPoint’s Chief Executive Officer. XRoads will submit bi-weekly oral or written progress reports to ClearPoint’s board of directors. The term of the Engagement commenced on January 13, 2008 and will continue for 4 months.

ClearPoint agreed to pay XRoads $50 per month for each of the first four months of Mr. Delle Donne’s services and the parties will mutually agree to a new fee structure in the event Mr. Delle Donne serves beyond that period. ClearPoint also agreed to pay XRoads a monthly fee based upon achievement of certain increases in ClearPoint’s earnings before interest, taxes, depreciation and amortization, calculated pursuant to the XRoads Agreement (“EBITDA”). Such fee will be equal to 10% of increases in ClearPoint’s monthly EBITDA during the term of the Engagement over ClearPoint’s EBITDA for the month ended January 31, 2009, capped at $50 per month. ClearPoint agreed to pay reasonable expenses incurred by XRoads for services related to the Engagement and remitted a retainer in the amount of $10 to XRoads for such purpose. As of March 23, 2009, ClearPoint paid approximately $150 in fees to XRoads pursuant to the XRoads Agreement.  Any amounts not paid by ClearPoint when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.

In addition, ClearPoint agreed to issue XRoads a warrant to purchase up to 100,000 shares of ClearPoint’s common stock at the exercise price of $0.12 per share. Such warrant will be held in escrow, to be released within 120 days of the date of the XRoads Agreement, and will be exercisable upon such release through December 31, 2010. In the event the Engagement is extended, ClearPoint agreed to issue an additional warrant to purchase 75,000 shares of ClearPoint’s common stock with an expiration date of April 30, 2011.

In the event ClearPoint elects to pursue a financing (either in the form of debt or equity) within one year of the date of the XRoads Agreement, XRoads shall serve as ClearPoint’s non-exclusive financial advisor for such financing in accordance with the terms of the XRoads Agreement. If such financing is consummated pursuant to the terms set forth in the XRoads Agreement, ClearPoint agreed to pay XRoads a transaction fee based on the type and value of the transaction. The transaction fee will be prorated accordingly in the event ClearPoint retains an additional financial advisor in connection with the transaction, but such fee shall not be less than $75 if XRoads’ efforts result in an bona fide financing alternative for ClearPoint.

Either ClearPoint or XRoads may terminate the XRoads Agreement at any time with at least thirty days prior written notice. In the event of a material breach of the XRoads Agreement by either party, including, but not limited to, ClearPoint’s failure to promptly pay amounts due for services rendered or for reimbursement of expenses, the non-breaching party may terminate the Engagement at any time thereafter upon 5 days advance notice.

Warrants

In connection with the $10,000 term loan at February 28, 2005, ClearPoint simultaneously issued three detachable warrants to Bridge to purchase an aggregate of 9% of ClearPoint’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and could be exercised until February 28, 2015. ClearPoint has accounted for the warrants as a liability under the provisions of FAS 150. The warrants were initially valued at $396 by an independent valuation company. This initial value was recorded as debt discount and were amortized over the three year life of the loan by the interest method. Amortization of $0 and $132 (the balance of the debt discount) was recorded by ClearPoint as interest expense for the three months ended March 31, 2008 and 2007 respectively. The warrants were fair valued each reporting period and the increase/decrease reflected as interest expense/income in the consolidated statement of operations.

As a result of the merger with Terra Nova, on February 12, 2007, ClearPoint retired all outstanding debt with Bridge in the amount of $12,453 and paid an early debt retirement penalty in the amount of $1,950. In addition, ClearPoint redeemed all outstanding warrants related to its credit facility with Bridge for a cash payment of $3,292 on February 12, 2007 from proceeds received as a result of the merger with Terra Nova. These warrants were no longer outstanding on December 31, 2008.

As a result of the 2005 public offering, there were 11,040,000 common stock purchase warrants issued and outstanding at December 31, 2008, which include warrants that are part of the outstanding units. Each warrant entitles the holder to purchase one share of common stock at an exercise price of $5.00 per share commencing on February 12, 2007 (the completion of the merger with Terra Nova) and expiring on April 17, 2009 (four years from the effective date of the 2005 public offering). In connection with the 2005 public offering, an option was issued for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit with each unit consisting of one share of common stock and two common stock purchase warrants. In addition, the warrants underlying such units are exercisable at $6.65 per share and expire on April 17, 2009.

In connection with the Amended Sub Notes, ClearPoint issued to the Sub Noteholders the Initial Sub Note Warrants to purchase an aggregate of 82,500 shares of ClearPoint common stock. In connection with an additional amendment to extend the maturity date of such promissory notes, on June 20, 2008, ClearPoint issued to the Sub Noteholders the Additional Sub Note Warrants to purchase an additional 82,500 shares of common stock. The Initial Sub Note Warrants are immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010 at an exercise price of $1.55 per share. The Additional Sub Note Warrants are immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011 at an exercise price of $1.55 per share. The exercise price and the number of shares issuable upon the exercise of such warrants are subject to adjustment in certain events, including a stock split and reverse stock split. (See Note 11 to the Notes of the Consolidated Financial Statements included in this Annual Report on Form 10-K).

In connection with the transaction with ComVest described above, ClearPoint issued the ComVest Warrant. The ComVest Warrant is exercisable until June 30, 2014 and the exercise price and number of shares issuable upon exercise of the ComVest Warrant are subject to adjustment following certain events.  For a description of the terms of the ComVest Warrant, see “—Debt Restructuring – M&T and ComVest.”

In connection with the M&T Restructure Agreement described above, ClearPoint issued the M&T Warrants. The M&T Warrants are exercisable until June 20, 2012 and may be exercised by reducing the cash amount of certain obligations owed to M&T. The M&T Warrants also contain provisions related to the adjustment of the respective exercise prices and number of shares issuable upon exercise of the M&T Warrants.  For a description of the terms of the M&T Warrants, see “—Debt Restructuring – M&T and ComVest.”

In connection with the XRoads Agreement described above, ClearPoint agreed to issue XRoads a warrant to purchase up to 100,000 shares of ClearPoint’s common stock at the exercise price of $0.12 per share. Such warrant will be held in escrow, to be released within 120 days of the date of the XRoads Agreement, and will be exercisable upon such release through December 31, 2010. In the event the Engagement is extended, ClearPoint agreed to issue an additional warrant to purchase 75,000 shares of ClearPoint’s common stock with an expiration date of April 30, 2011.

Income Taxes

As of December 31, 2008, ClearPoint had a current and long term deferred tax asset of $0. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. ClearPoint is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, ClearPoint historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. ClearPoint determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary

Contingencies and Litigation

Westaff, Inc.

In February of 2007, ClearPoint entered into a three party settlement agreement between ClearPoint, Westaff, Inc. (“Westaff”) and 26 employees hired by ClearPoint who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required ClearPoint to make a one time cash payment of $266 to Westaff, plus legal fees of $56, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by ClearPoint from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, ClearPoint agreed to cease the solicitation of Westaff employees. The total cost to ClearPoint including legal expenses was $322.

ClearPoint also hired a high level transportation sales executive.  The former partner of the high level executive, threatened litigation against ClearPoint based on covenants not to compete related to clients that ClearPoint was soliciting. To settle the potential claim, ClearPoint made a one-time cash payment of $80 in the first quarter of fiscal 2007 to the former partner of the transportation executive in exchange for the settlement and release of all potential claims against ClearPoint and the executive.

Temporary Services Insurance Ltd.

On September 21, 2007, TSIL, which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, initiated the TSIL Litigation in the U.S. District Court in Florida against the ALS Defendants, alleging that it was owed at least $2,161 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of ClearPoint.

ClearPoint is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including ASG II, in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requested in its complaint that its damages be satisfied from the assets transferred to ClearPoint. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing.  ClearPoint intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any.

On January 11, 2008, ClearPoint filed its Answer denying all claims in the TSIL Litigation and also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS filed its Answer to ClearPoint’s Crossclaim, denying all claims, and filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify ClearPoint and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under the ALS Note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered the TSIL Order dated February 22, 2008, requiring ClearPoint not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about June 20, 2008, in connection with ALS’ agreement to subordinate the ALS Note to ComVest and M&T, the ALS Parties entered into the ALS Agreement. Pursuant to the ALS Agreement, the ALS Parties and ClearPoint agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify ClearPoint in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for ClearPoint’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300;

•
That the ALS Parties and ClearPoint shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, ClearPoint shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the TSIL Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and Note; and

In addition, ClearPoint agreed not to assert its right to set off from the Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against ClearPoint in the TSIL Litigation, or the amount of TSIL’s claims against ClearPoint are liquidated by settlement or otherwise.

ALS did not elect to provide a defense to ClearPoint, and it remains represented by its own counsel. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice. The litigation between TSIL and ALS is currently concluding its fact discovery phase and commencing its expert discovery phase.

James W. Brown et al.

On or about October 29, 2007, ClearPoint received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against ClearPoint, a wholly owned subsidiary of ClearPoint and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against CP Advantage, a wholly owned subsidiary of CPR. On November 17, 2008, a settlement was reached and as part of such settlement the lawsuit was dismissed. Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing. ClearPoint intends to pursue all appropriate claims for such indemnification.

With respect to the claim relating to the issuance of paychecks to Brown and other similarly situated California employees with no in-state address listed on the checks, and which could not be cashed without fee and on demand, the parties agreed to toll the statute of limitations until June 30, 2010, so that if any action is later brought based on those same claims, the statute of limitations on those claims will relate back to January 30, 2008.

APX Holdings, LLC

On or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee (“Trustee”) for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, ClearPoint and MVI, alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date).  Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleged that those transfers had been made to or for the benefit of the defendants as creditors of the Debtors and that the transfers had been made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers had been made. Plaintiff also alleged that the transfers had been made while the Debtors were insolvent. Plaintiff made similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors had received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claimed that the defendants owed plaintiff at least $506, plus interest and costs and such other relief deemed proper by the court.

ClearPoint was named as a defendant in the APX Litigation because it had acquired certain assets from ALS and its wholly owned subsidiaries in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that ClearPoint consummated the asset acquisition with ALS.  On June 27, 2008, the Trustee filed a Stipulation dismissing ClearPoint and MVI from the APX Litigation.

Alliance Consulting Group Associates, Inc.

On April 25, 2008, Alliance initiated the Alliance Litigation in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR had failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007.

Namely, Alliance alleged that CPR had failed to pay approximately $600. Alliance seeks damages in the amount of approximately $600, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.  CPR filed an answer and counterclaim on June 16, 2008. In its counterclaim, CPR alleged in a breach of contract claim that Alliance had failed to deliver certain computer programming and consulting services according to specifications and that CPR had to expend certain monies to fix the resulting problems.  On or about July 2, 2008, Alliance answered CPR’s counterclaim denying the allegations. This litigation is currently in the discovery phase.

Sunz Insurance

On or about June 25, 2008, Sunz initiated the Sunz Litigation in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ALS d/b/a ClearPoint HR and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.

Select

On July 29, 2008, Select and Real Time, initiated the Select Litigation in the Superior Court of California (Santa Barbara County), against ClearPoint and, on August 1, 2008, Select filed an amended complaint. In the amended complaint, Select alleged that ClearPoint had entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through ClearPoint to its clients. Select claimed that ClearPoint owed it $1,033 for services performed. Select sought, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000 as well as court costs and other just and proper relief.

On August 22, 2008, CPR, Real Time and Select entered into the Select Settlement Agreement pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, the Select License Agreement and the Select Subcontract. Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement and to terminate the Select License Agreement effective August 22, 2008. On August 28, 2008, this lawsuit was dismissed with prejudice.

Leon R. Cobaugh

On or about October 20, 2008, Cobaugh filed a complaint in the Circuit Court for Chesterfield County of the Commonwealth of Virginia against ClearPoint and Quantum. The complaint alleges that, pursuant to the SPA dated December 30, 1986, Cobaugh retired from his positions as an officer, director and employee of AIDE Management Resources Corporation, the prior name of Quantum, and sold his stock in such entity to the remaining stockholders in exchange for lump sum payments and monthly payments from Quantum for the rest of Cobaugh’s life. ClearPoint acquired all of the outstanding stock of Quantum on July 29, 2005. Upon its acquisition of Quantum, ClearPoint assumed Quantum’s obligations under the SPA. Cobaugh alleged that ClearPoint had failed to make the required monthly payments due under the SPA beginning June 1, 2008 and sought to recover a minimum of $200 as may be adjusted based on the Consumer Price Index under the SPA.  This dispute was settled on January 22, 2009.  Pursuant to the settlement agreement among the parties, past due amounts to Cobaugh were paid and ClearPoint agreed to continue making future payments as required by the SPA.

XL Specialty Insurance Company

On November 10, 2008, XL filed a complaint in the Supreme Court of the State of New York (New York County), and, on December 9, 2008, XL filed the XL Complaint alleging that, among other things, XL issued workers’ compensation insurance policies to CP Advantage during 2007 and CP Advantage failed to make certain payments with regard to claims made against CP Advantage under the policies and maintain collateral required by the insurance policy documents. XL seeks to recover from ClearPoint, as a guarantor of CP Advantage’s obligations under the insurance policies, $746, in the aggregate, in connection with certain claims against and pursuant to the collateral obligations of, CP Advantage. XL, in addition to damages, seeks pre-judgment interest, attorneys’ fees, costs and expenses and such other relief deemed proper by the court.  ClearPoint filed its answer in this matter on February 17, 2009 and contends that a third party is liable for the payments under the insurance policies pursuant to an agreement governing the sale of HRO.  This litigation is currently moving into the discovery phase.

AICCO, Inc.

On November 18, 2008, AICCO filed a complaint the Court of Common Pleas of Bucks County, Pennsylvania against ClearPoint alleging that AICCO agreed to finance premiums of certain insurance policies procured by ClearPoint pursuant to a certain premium finance agreement among AICCO and ClearPoint. AICCO claims that ClearPoint breached the terms of such agreement by failing to make certain installment payments and seeks damages in excess of approximately $600, together with interest and attorney’s fees and costs.  On December 23, 2008, ClearPoint filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to ClearPoint’s complaint on March 27, 2009.  ClearPoint contends that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  ClearPoint alleged breach of contract against the joined defendants and seeks contribution and indemnification from such parties in this matter.

Although ClearPoint accrued for certain of the liability exposures for these matters on its balance sheet, an adverse decision in these matters may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that ClearPoint’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities result in the diversion of management resources from business operations and the implementation of ClearPoint’s business strategy, which may negatively impact ClearPoint’s financial position and results of operations.

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

Listing on Nasdaq

Pursuant to the Marketplace Rules of Nasdaq, whenever the staff of the Nasdaq Listing Qualifications Department (the “Staff”) determines that a company, the securities of which are listed on Nasdaq, does not meet a Nasdaq continued listing standard, including, but not limited to, the requirements set forth in Nasdaq Marketplace Rule 4310(c)(3) (“Rule 4310(c)(3)”), the Staff notifies the company of such non-compliance. On May 22, 2008, ClearPoint received a deficiency letter from Nasdaq indicating that ClearPoint was not in compliance with Rule 4310(c)(3) which requires ClearPoint to maintain either (i) $2,500 of stockholders’ equity, (ii) $35,000 market value of listed securities or (iii) $500 of net income from continuing operations for the most recently completed fiscal year or two of the last three most recently completed fiscal years.

On June 9, 2008, ClearPoint received a deficiency letter from Nasdaq indicating that ClearPoint was not in compliance with Rule 4310(c)(4) because, for the previous 30 consecutive business days, the bid price of ClearPoint’s common stock had closed below the minimum requirement of $1.00 per share. The letter stated that in accordance with the Nasdaq Marketplace Rules, ClearPoint would be provided 180 calendar days, or until December 8, 2008, to regain compliance with Rule 4310(c)(4).

On June 13, 2008, ClearPoint provided to Nasdaq a plan to achieve and sustain compliance with the stockholder’s equity, market value and net income listing requirements, including the time frame for completion of the plan. On July 16, 2008, the Staff notified ClearPoint that it had reviewed ClearPoint’s plan and determined to delist ClearPoint’s securities from The Nasdaq Capital Market. On July 23, 2008, ClearPoint requested an appeal of this determination. On September 9, 2008, the Staff notified ClearPoint that its appeal had been denied and that trading in ClearPoint’s securities would be suspended on September 11, 2008. ClearPoint’s securities were delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. Effective September 11, 2008, ClearPoint’s common stock was quoted on The OTC Bulletin Board under the symbol “CBPR.OB.” Effective September 15, 2008, ClearPoint’s units and warrants were quoted on The OTC Bulletin Board under the symbols “CBPRU.OB” and “CPBRW.OB,” respectively.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (FSP FAS 157-2 – Effective Date of FASB Statement No. 157) which delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s financial position and results of operations. ClearPoint is currently evaluating the impact of adoption of this statement on its non-financial assets and liabilities in the first quarter of fiscal 2009.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. ClearPoint expects to adopt SFAS No. 159 in the first quarter of fiscal 2008 and is still evaluating the effect, if any, on its financial position or results of operations.

In December 2007, FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141R”), which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. ClearPoint is currently evaluating the impact, if any, that the adoption of SFAS No. 141R will have on its consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”, “an amendment of ARB 51” (“SFAS No. 160”), which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as non-controlling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the non-controlling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for annual periods beginning after December 15, 2008. ClearPoint is currently evaluating the impact, if any, that the adoption of SFAS No. 160 will have on its consolidated financial statements.

Effective January 1, 2008, ClearPoint adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies an option to report certain financial assets and liabilities at fair value and established presentation and disclosure requirements.  The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility of earnings caused by measuring related assets and liabilities differently.  ClearPoint chose not to elect the fair value option for its financial assets and liabilities exiting at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the year ended December 31, 2008.  Therefore, the adoption of SFAS 159 had no impact on ClearPoint’s financial statements.  Effective January 1, 2008, ClearPoint adopted SFAS No. 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not impact ClearPoint’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. ClearPoint is currently evaluating what the impact will be, if any, of adopting SFAS. No. 161 on its consolidated financial statements.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The following is a summary of the unaudited quarterly financial information for the fiscal years ended December 31, 2008 and 2007:

	2008 – Quarter Ended (unaudited)
	($ in thousands, except per share data)
	December 31,	September 30,	June 30,		March 31,
Revenue	$2,764	$3,221	$3,292		$24,220
Cost of Services	1,371	2,084	2,910		22,744
Gross Profit	1,393	1,137	382		1,476
Selling, general and administrative expenses	1,623	1,986	6,392		5,558
Restructuring expense (reductions)	(750)	—	—		2,100
Impairment of goodwill	—	—	—		16,822
Fixed assets impairment expense, net	—	—	—		1,022
Depreciation and amortization expense	219	219	163		122
Income (loss) before income taxes	301	(1,068)	(6,173)		(24,148)
Other income (expense)	(284)	(1)	300		(101)

Interest Income ( expense)	(5)	12	—		—

Interest, OID and warrant liability (expense)	(578)	(541)	(358)		(548)

Derivative Income	8	26	—		—

Gain on restructuring of debt	—	—	687		—

Gain (loss) on sale of subsidiary	—	—	600		(1,894	)(2)
Net loss before income taxes	(558)	(1,572)	(4,944)		(26,691)
Income tax expense (benefit)	14	—	—		5,007
Net (loss)	$(572)	$(1,572)	$(4,944	)(2)	$(31,698)
Net (loss) per share	$(0.04)	$(0.11)	$(0.37)		$(2.40)

	2007 – Quarter Ended (unaudited)
	($ in thousands, except per share data)
	December 31,		September 30,	June 30,		March 31,
Revenue	$52,015		$52,427	$54,394		$32,849
Cost of Services	46,616		46,548	46,525		26,942
Gross Profit	5,399		5,879	7,869		5,907
Selling, general and administrative expenses	6,795		4,719	8,086		7,105
Restructuring expense	—		(651)	2,852		—
Depreciation and amortization expense	6,387		1,401	1,387		1,139
Income (loss) before income taxes	(7,783)		410	(4,456)		(2,337)
Interest (expense)	(245)		(529)	(537)		(561)

Other income (expense)	260		—	90		(1,823	)(5)
Net loss before income taxes	(7,768)		(119)	(4,903)		(4,721)
Income tax expense (benefit)	(1,767)		39	(2,918)		(474)
Net loss	$(6,001	)(3)	$(158)	$(1,985	)(4)	$(4,247)
Net loss per share	$(0.45)		$(0.01)	$(0.15)		$(0.43)

(1)	Includes gain of restructuring of debt and gain on sale of subsidiary.

(2)	Includes the loss on the sale of subsidiary.

(3)	The net loss in the forth quarter of 2007 includes a writedown in the carrying value of contract rights and increased provision for doubtful accounts.

(4)	The net loss in the second quarter of 2007 includes the impact of a restructuring charge.

(5)	Includes prepayment penalty on early retirement of Bridge debt.

Net income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarterly net income (loss) per share figures in 2008 and 2007 does not necessarily equal to the total computed for the entire year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ClearPoint Business Resources, Inc. and Subsidiaries
Chalfont, Pennsylvania

We have audited the accompanying consolidated balance sheet of ClearPoint Business Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearPoint Business Resources, Inc. and Subsidiaries as of December 31, 2008, and the results of their operations and their cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements for the year ended December 31, 2008, have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, accumulated deficit, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also disclosed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 13 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements,” effective January 1, 2008.

/s/Parente Randolph, LLC
Parente Randolph, LLC
Morristown, New Jersey
April 13, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ClearPoint Business Resources, Inc. and Subsidiaries
Chalfont, Pennsylvania

We have audited the accompanying consolidated balance sheet of ClearPoint Business Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2007, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. In connection with our audits of the aforementioned financial statements, we also audited the related financial statement schedule (as listed in Part IV, Item 15). These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles uses and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearPoint Business Resources, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for the year then in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, presents fairly, in all material respects, the information set forth therein.

/s/Lazar Levine & Felix LLP
Lazar Levine & Felix LLP
Morristown, New Jersey
April 15, 2008

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-ASSETS-

	December 31,
	2008	2007
CURRENT ASSETS
Cash and cash equivalents	$960,145	$1,993,641
Accounts receivable, net of allowance for doubtful accounts of $5,774,921 and $3,178,891 at December 31, 2008 and 2007, respectively	736,750	17,370,806
Accounts receivable – related party	336,670	—
Unbilled revenue	127,685	2,164,332
Prepaid expenses and other current assets	217,882	3,245,757
Refundable federal income tax	26,128	1,050,000
Deferred tax asset	—	1,631,318
TOTAL CURRENT ASSETS	2,405,260	27,455,854
EQUIPMENT, FURNITURE AND FIXTURES, net	1,296,689	2,162,260
INTANGIBLE ASSETS, net	133,333	183,333
GOODWILL	—	16,821,586
DEFERRED TAX ASSET	—	3,375,862
DEFERRED FINANCING COSTS, net	536,444	102,198
OTHER ASSETS	709,404	5,175,519
TOTAL ASSETS	$5,081,130	$55,276,612

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)
-LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)-

	December 31,
	2008	2007
CURRENT LIABILITIES
Current portion of long-term debt	$5,950,209	$14,922,662
Accounts payable	2,725,659	2,880,523
Accrued expenses and other current liabilities	3,336,117	5,122,251
Accrued payroll and related taxes	744,758	6,819,496
Current portion of retirement benefit payable	146,900	77,257

Current portion of deferred revenue	996,104	—
Current portion of accrued restructuring costs – related party	256,709	—
Current portion of accrued restructuring costs	186,055	821,178
TOTAL CURRENT LIABILITIES	14,342,511	30,643,367
ACCRUED RESTRUCTURING COSTS, net of current	—	203,424
LONG-TERM DEBT, net of current	10,306,054	8,523,333
LIABILITY FOR WARRANTS ISSUED	1,213,433	—
DEFERRED REVENUE, net of current	996,104	—
RETIREMENT BENEFIT PAYABLE, net of current	135,646	260,793
TOTAL LIABILITIES	26,993,748	39,630,917

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized December 31, 2008 and 2007; 14,251,964 shares issued and outstanding, December 31, 2008; 13,208,916 shares issued and outstanding, December 31, 2007.)	1,425	1,321
Additional paid in capital	32,576,500	31,349,176
Accumulated deficit	(54,490,543)	(15,704,802)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(21,912,618)	15,645,695
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$5,081,130	$55,276,612

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2008	2007
REVENUE	$33,496,240	$191,684,483
COST OF SERVICES	29,107,840	166,630,534
GROSS PROFIT	4,388,400	25,053,949
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	15,559,077	26,705,051
RESTRUCTURING EXPENSE	1,349,944	2,201,116
DEPRECIATION AND AMORTIZATION	723,275	5,284,265
IMPAIRMENT OF GOODWILL	16,821,586	—
LONG LIVED ASSETS IMPAIRMENT AND ABANDONMENT	1,022,210	5,029,020
(LOSS) FROM OPERATIONS	(31,087,692)	(14,165,503)
OTHER INCOME (EXPENSE)
Other income	10,670	181,688
Interest expense and factoring fees	(1,515,010)	(1,871,614)
Interest expense of amortization of OID and warrant liability	(509,532)	—
Mark to market gain on Derivative Instruments	33,813	—
Gain on restructuring of debt	686,797	—
Other expense	(89,375)	(911,795)
Gain (loss) on sale of subsidiary	(1,294,220)	1,205,983
Prepayment penalty on early retirement of debt	—	(1,949,928)
TOTAL OTHER INCOME (EXPENSE)	(2,676,857)	(3,345,666)
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(33,764,549)	(17,511,169)
INCOME TAX (BENEFIT) EXPENSE	5,021,192	(5,120,564)
NET LOSS	$(38,785,741)	$(12,390,605)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(2.84)	$(1.00)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and Diluted	13,644,900	12,372,170

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Paid in Capital	(Deficit)	(Deficit)
Balance as of January 1, 2007	6,051,549	$605	$599,461	$(3,314,197)	$(2,714,131)
Issuance of common stock in connection with reverse acquisition of Terra Nova Acquisition Corp., net of acquisition costs	6,720,000	672	27,256,857	—	27,257,529
Shares converted on vote against merger	(2,000)	—	(11,076)	—	(11,076)
Issuance of common stock in connection with the acquisition of certain assets and liabilities of ALS, LLC	439,367	44	2,499,956	—	2,500,000
Issuance of stock options	—	—	1,003,978	—	1,003,978
Net loss	—	—	—	(12,390,605)	(12,390,605)
Balance as of December 31, 2007	13,208,916	$1,321	$31,349,176	$(15,704,802)	$15,645,695
Issuance of common stock in connection with the amendment of the ALS Note	350,000	35	101,465		101,500
Issuance of common stock in connection with the amendment of the Staffbridge note	9,496	1	19,469		19,470
Issuance of warrants to ComVest related to the restructuring of debt			634,000		634,000
Issuance of warrants to sub debt holders in connection with amending the maturity dates of the sub debt			50,000		50,000
Issuance of warrants to sub debt holders in connection with an additional amendment extension of the due dates of maturity dates of the sub debt			7,616		7,616
Issuance of common stock in exchange for payment of advisory services and repayment of bridge loan to TNMC	683,552	68	365,931		365,999

Issuance of stock options	—	—	48,843	—	48,843
Net loss	—	—	—	(38,785,741)	(38,785,741)
Balance as of December 31, 2008	14,251,964	$1,425	$32,576,500	$(54,490,543)	$(21,912,618)

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(38,785,741)	$(12,390,605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	5,007,180	(4,278,434)
Depreciation and amortization	723,275	5,284,265
Long lived assets impairment and abandonment	1,022,210	5,029,020
Impairment of goodwill	16,821,586	—
Provision for doubtful accounts	2,596,030	2,773,891
Provision for franchise receivables	1,638,879	—
Loss (gain) on sale of subsidiary	1,294,220	(1,205,983)
Issuance of warrants – Sub-Debt Shareholders	57,616	—
Stock based compensation	48,843	1,003,978
Gain on M&T restructuring forgiveness of debt	(866,480)	—
Issuance of stock	120,970	—
Issuance of stock to related party	266,000	—
Interest expense converted to note payable	92,248	—
Interest expense – Original Issue Discount and Warrant Liability	509,532	—
Mark to market (gain) on Derivative Instruments	(33,813)	—
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable	14,038,026	(8,946,338)
(Increase) decrease in accounts receivable – related party	(336,670)	—
(Increase) decrease in unbilled revenue	2,036,647	(108,821)
Decrease in prepaid expenses and other current assets	106,864	(2,711,087)
Refundable federal income taxes	1,023,872	—
(Increase) in other assets	(625,743)	(2,750,569)
Increase (decrease) in accounts payable	(154,866)	774,827
Increase (decrease) in accrued expense and other current liabilities	(1,104,564)	3,057,869
Increase (decrease) in accrued payroll and related taxes	(2,236,125)	5,901,471
Increase in deferred revenue	1,992,210	—
Increase (decrease) in accrued restructuring costs	(838,547)	1,024,602
Increase in accrued restructuring costs – related party	256,709	—
(Decrease) in retirement benefits payable	(55,504)	(13,926)
Total adjustments to net loss	43,400,605	4,834,765
Net cash provided by (used in) operating activities	4,614,864	(7,555,840)
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(571,078)	(1,294,086)
Acquisition of business (net of cash acquired)	—	(19,000,000)
Net cash (used in) investing activities	(571,078)	(20,294,086)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from issuance of common stock in merger, net of acquisition costs	—	27,257,529
Repayment of long-term debt—Bridge	—	(12,465,255)
Proceeds from issuance of ComVest debt	8,000,000	—

	Years ended December 31,
	2008	2007
(Repayments) of ComVest debt	(1,345,991)	—
Gross borrowings on revolving credit facility – ComVest	1,530,000	—
Repayment on revolving credit facility - ComVest	(530,000)	—
Net borrowing (repayments) on long-term debt – M & T	(2,641,037)	4,283,333
Fees incurred in refinancing	(693,082)	(141,505)
Net borrowings (repayments) on revolving credit facility – M & T	(8,747,172)	14,812,981
(Repayment) of Blue Lake Debt	(600,000)	—
Net (repayments) on notes payable — stockholders	(150,000)	(660,000)
Proceeds from issuance of common stock	100,000	—
Net (repayments) on notes payable — other	—	(440,319)
Retirement of warranty liability	—	(3,291,775)
Conversion of shares voted against Merger	—	(11,076)
Net cash provided by (used in) financing activities	(5,077,282)	29,343,913
Net increase (decrease) in cash and cash equivalents	(1,033,496)	1,493,987
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	1,993,641	499,654
CASH AND CASH EQUIVALENTS AT END OF YEAR	$960,145	$1,993,641

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2008	2007
Cash paid during the year for:
Interest	$1,460,508	$1,690,388
Income taxes	$—	$1,141,578
Cash received during the year for:
Income taxes	$1,023,872	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Years ended December 31,
	2008	2007
Non cash transactions:
ComVest Warrants issued and amortizable Original Issue Discount	$634,000	$—
ComVest financing and amortizable Original Issue Discount Income taxes	$1,000,000	$—
ALS accrued interest converted to note payable	$40,413	$—

On December 31, 2007, ClearPoint Business Resources, Inc. sold all of the issued and outstanding securities of its wholly-owned subsidiary, Mercer Ventures, Inc. (“MVI”) for the aggregate purchase price equal to the liabilities assumed of $1,205,983.

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries (“ALS”) for $19,000,000 in cash, a note payable of $2,500,000, shares of common stock with a value of $2,500,000 and the assumption of approximately $400,000 of current liabilities (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing. At December 31, 2008, the Company had an accumulated deficit of $54,490,543 and working capital deficiency of $11,937,251. For the year ended December 31, 2008, the Company incurred a net loss of $38,785,741. Although the Company restructured its debt and obtained new financing in the second quarter of 2008, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months. In order to meet its future cash and liquidity needs, the Company may be required to raise additional financing or restructuring of existing debt. There is no assurance that the Company will be successful in obtaining additional financing or restructuring of its existing debt. If the Company does not generate sufficient cash from operations, raise additional financing or restructure existing debt, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

ClearPoint provides comprehensive workforce management technology solutions throughout the United States, including its iLabor technology platform (“iLabor” or the “iLabor Network”), vendor management services (“VMS”) and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions.  Prior to fiscal year 2008, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor. During the year ended December 31, 2008, ClearPoint transitioned its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network. Under the new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers using iLabor. The Company now derives its revenues from fees related to iLabor technology, royalty fees related to contracts entered into under the previous business model and VMS fees. All core operations are centralized at its offices in Chalfont, Pennsylvania.

On February 12, 2007, ClearPoint Resources, Inc., ClearPoint’s wholly-owned subsidiary (“CPR”), consummated a merger (the “Merger”) with Terra Nova Acquisition Corporation (“Terra Nova”), a blank check company. As a result, CPBR Acquisition, Inc. (“CPBR”), a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with CPR.  At the closing of the Merger, CPR stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent (10%) of the Terra Nova common stock being issued to CPR stockholders at the time of the Merger was released from escrow subsequent to the indemnity rights provision of the Merger agreement being met.  A further ten percent (10%) of the Terra Nova common stock being issued to CPR stockholders at the time of the Merger was released from escrow subsequent to certain closing conditions pursuant to the Merger agreement being met.

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

Upon consummation of the Merger, $30.6 million was released from the Terra NovaTrust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”) (see Note 11 – Debt Obligations), of $12.45 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay for the redemption of warrants related to its credit facility with Bridge in the amount of $3.29 million and (iv) to partially fund the acquisition of ALS, LLC (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements), and certain other related transaction costs.

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

(c) Revenue Recognition:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. In 2008, the Company transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open Internet portal based iLabor network, as well as its closed client embedded VMS system.

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

Prior to January 1, 2008, the Company’s primary major source of revenue was the temporary placement of workers. This revenue was recognized when earned and realizable and therefore when the following criteria had been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectibility is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. As a result of changes in the Company’s business model, in 2008, the Company recognized revenue from four major sources:

•
For the fiscal year ended December 31, 2007 and the three months ended March 31, 2008, the Company recorded revenue from its temporary staffing operations, permanent placement fees, and temp-to-hire fees by formerly Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes were recorded in the period in which the services were performed. Temp-to-hire fees were generally recorded when the temporary employee was hired directly by the customer. ClearPoint reserved for billing adjustments, principally related to overbillings and client disputes, made after year end that related to services performed during the fiscal year. The reserve was estimated based on historical adjustment data as percent of sales. Permanent placement fees were recorded when the candidate commenced full-time employment and, if necessary, sales allowances were established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which was typically 30-60 days;

•
During the quarter ended June 30, 2008, the Company started transitioning from the temporary staffing provider model to its iLabor technology platform. Under this new model, the Company records revenue on net fee basis after deducting costs paid to suppliers for sourcing labor for the Company’s clients. The Company acts as a broker for its clients and the Company’s temporary staffing suppliers. Revenue from the Company’s iLabor network where it electronically procures and consolidates buying of temporary staffing for clients is recognized on a net basis;

•
The Company records royalty revenues when earned based upon the terms of the agreements with Select, StaffChex and Townsend Careers, as defined below (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements); and

•	VMS revenue, which consists of management fees recognized on the net method and recorded as the temporary staffing service is rendered to the client.

The Company also has recorded deferred revenue on the balance sheet as of December 31, 2008.  This amount of deferred revenue is being recognized ratably over the term of the agreement reached with Select (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

(d) Accounts Receivable:

The Company’s trade accounts receivable are generally uncollateralized. Management closely monitors outstanding accounts receivable and provides an allowance for doubtful accounts equal to the estimated collection losses that will be incurred in collection of all receivables.  Receivables are written off when deemed uncollectible.

(e) Vendor Managed Services Receivables and Payables:

The Company manages networks of temporary service providers (“vendors”) on behalf of clients and receives a fee for this service. The Company’s obligation to pay the vendor is conditioned upon receiving payment from the client for services rendered by the vendor’s personnel. As the right of offset between client and vendor does not exist, the receivable from the client which is included in accounts receivable, and payable to the vendor, which is included as a liability, are not offset and are recorded on a gross basis. Included in the Company’s accounts receivable at December 31, 2008 and 2007 was VMS receivables of $1,154,716 and $2,049,205, respectively. Included in the Company’s accounts payable at December 31, 2008 and 2007 was VMS payables of $ 291,153 and $2,247,723, respectively.

(f) Workers’ Compensation:

Prior to February 29, 2008, the Company was responsible for the workers’ compensation costs for its temporary and regular employees and was self-insured for the deductible amount related to domestic workers’ compensation claims ($250,000 or $500,000 per claim, depending on the policy.). The Company accrued the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company and obtained an independent actuarial valuation of the estimated costs of claims reported but not settled, and claims incurred but not reported, and adjusted the accruals based on the results of the valuations. As a result of the estimated costs, the Company estimated that the insurance carriers will issue rebates based on its findings. During 2008, the Company sold all of its ownership interest of HRO, as defined below (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

(g) Equipment, Furniture and Fixtures:

Equipment, furniture, and fixtures are stated at cost. Depreciation and amortization is provided using the straight-line method over the estimated useful asset lives of three (3) to seven (7) years. The Company also provides for amortization of leasehold improvements over the lives of the respective lease term or the service life of the improvement, whichever is shorter.

(h) Intangible Assets:

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), definite lived intangible assets are amortized over their expected lives of two (2) to five (5) years. The Company’s identifiable intangible assets with definitive lives are comprised of contract rights and a covenant not to compete. Based upon management’s assessment of the future cash flows related to the contract rights, the Company determined that an impairment of contract rights existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 in amortization expense for 2007.

 (i) Goodwill:

In accordance with SFAS No. 142, goodwill was not amortized and was assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill is greater than its fair value. As a result of the change in the Company’s business model in 2008 and the loss of cash flows related to the prior business model, the Company determined that an impairment of goodwill existed during 2008 and recognized an impairment charge of $16,821,586.

The following table shows the change to goodwill during the fiscal year ended December 31, 2008:

Total
Balance at December 31, 2007	$16,821,586
Impairment of goodwill	(16,821,586)
Balance at December 31, 2008	$—

 (j) Advertising Expense:

The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for the years ended December 31, 2008 and 2007 were $127,980 and $520,350, respectively.

 (k) Deferred Financing Costs:

Deferred financing costs consist of legal, banking, and other related fees that were capitalized in connection with obtaining various loans and are being amortized over the life of the related loan. Deferred financing costs of $536,444 at December 31, 2008 and $102,198 at December 31, 2007 were net of accumulated amortization of $197,002 and $1,043,509, respectively.

Amortization of financing costs for the years ended December 31, 2008 and 2007 was $211,510 and $438,769, respectively.

 (l) Income Taxes:

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

(m) Stock-based Employee Compensation

Effective with the adoption of the Company’s stock-based employee compensation plan in February 2007, the Company accounts for stock-based employee compensation in accordance with the recognition and measurement provisions of Statement of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), Share-Based Payment (“FAS” 123(R)”), which replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board Opinion (“APB”) No. 25, Accounting for Stock related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within the Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 107 (“SAB” 107), which certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

(n) Loss Per Share:

The Company accounts for earnings per share pursuant to SFAS No. 128, “Earnings per Share,” which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.  Potentially dilutive securities include stock options and warrants and shares of common stock issuable upon conversion of the Company's convertible notes.

Diluted loss per share for the years ended December 31, 2008 and 2007 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented.  The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	For the years ended
	December 31, 2008	December 31, 2007
Stock Options	1,002,008	816,000
Warrants	11,505,000	11,040,000
	12,705,800	11,856,000

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

(i) Cash and Cash Equivalents:

The Company places its cash and cash equivalents with financial institutions. It is the Company’s policy to monitor the financial strength of these institutions on a regular basis and perform periodic reviews of the relative credit rating of these institutions to lower its risk. At times, during 2008 and 2007, the Company’s cash and cash equivalent balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $100,000 which was subsequently increased to $250,000 on interest bearing accounts of/in financial institution.  The FDIC also removed its $100,000 limit on non-interest bearing accounts all together.  The Company has not experienced any losses in such accounts, and it believes it is not exposed to any significant credit risk on cash and cash equivalents.  The balance in interest bearing accounts at December 31, 2008 was more than the FDIC limit of $250,000.  The uninsured cash and cash equivalents totaled $0 at December 31, 2008.

 (ii) Accounts Receivable and Unbilled Revenues:

The Company does not require collateral or other security to support customer receivables or unbilled revenues. One (1) customer account accounted for 11% of the accounts receivable balance as of December 31, 2008. The Company believes that credit risk is dispersed and low due to large number of customers in different regions and different industries.

(q) Reclassifications:

Certain reclassifications have been made to the 2007 amounts to conform with the 2008 presentation.

(r) Recent Accounting Pronouncements:

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

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”).  SFAS 159 provides companies an option to report certain financial assets and liabilities at fair value and established presentation and disclosure requirements.  The intent of SFAS 159 is to reduce the complexity in accounting for financial instruments and the volatility of earnings caused by measuring related assets and liabilities differently.  The Company chose not to elect the fair value option for its financial assets and liabilities exiting at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the year ended December 31, 2008.  Therefore, the adoption of SFAS 159 had no impact on the Company’s financial statements.  Effective January 1, 2008, the Company adopted SFAS No. 157, with the exception of the application of the statement to non-recurring nonfinancial assets and nonfinancial liabilities. The adoption of SFAS No. 157 did not impact the Company’s financial position or results of operations

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The Company is currently evaluating what the impact will be, if any, of adopting SFAS. No. 161 on its consolidated financial statements.

NOTE 4 — BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS AND LICENSING AGREEMENTS:

(a)           Acquisition of ALS

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group based in Florida that expanded the Company’s operations to clients in California and Florida. The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million (the “ALS Note”), shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities. ALS’s stockholders may also receive up to two additional $1 million payments in shares of the Company’s common stock based on financial and integration performance metrics of the Company in calendar years 2007 and 2008. No such payments have been earned to date. The Company has allocated the purchase price to the assets acquired and the liabilities assumed at their estimated values as of the acquisition date as stated in the table below.  The Company determined that an impairment of goodwill existed during 2008 and recognized an impairment charge of $16,821,586.

The following table represents the net assets acquired.

Equipment, furniture and fixtures	$630,000
Contract rights	7,190,000
Goodwill	16,566,000
24,386,000
Liabilities assumed	(386,000)
Net assets acquired	$24,000,000

The following unaudited pro forma information presents a summary of consolidated financial results for the year ended December 31, 2007 of the operations of the Company and ALS as if the acquisition had occurred on January 1, 2007, the beginning of the earliest period presented. The unaudited pro forma amounts below reflect interest on the debt incurred as a result of the acquisition of ALS, with interest calculated at the Company’s borrowing rate under its credit facilities. The unaudited pro forma financial information in the schedule below does not purport to be indicative of the results of operations that would have occurred had the acquisition taken place at the beginning of the periods presented or of future results of operations.  The results of operations for ALS have been included in the Company’s Consolidated Statement of Operations since February 23, 2007.

2007
(Unaudited)
Revenue	$204,140,935
Net ( loss )	(12,637,198)
(Loss) per weighted average basic and diluted common share	(1.02)

 (b)           Sale of MVI

On December 31, 2007, CPR entered into a purchase agreement (the “MVI Purchase Agreement”) effective as of December 31, 2007 with CPR’s wholly owned subsidiary, Mercer Ventures, Inc. (“MVI”), and TradeShow Products Inc. (“TradeShow”). Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,205,983. In addition, CPR will earn a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.  The Company recorded $44,193 for such fees during the year ended December 31, 2008, which were not paid by TradeShow.

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

(c)           Asset Purchase Agreement with StaffChex

On February 28, 2008, ClearPoint entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex, Inc. (“StaffChex”), a privately owned company. Under the StaffChex Purchase Agreement, StaffChex acquired all of the rights to customer accounts, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR Capital, LLC (“KOR”) pursuant to the Franchise Agreement – Management Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. The prior agreements with StaffChex Servicing and KOR were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations. In consideration for the customer accounts acquired from ClearPoint, StaffChex issued to ClearPoint 15,444 shares of common stock of StaffChex, and ClearPoint is entitled to receive an additional 15,568 shares of StaffChex common stock, pursuant to the earnout provisions set forth in the StaffChex Purchase Agreement, which have been met. As a result, the Company is entitled to 31,012 shares (16.4%) of StaffChex’s outstanding stock, of which 15,568 shares have not yet been issued to the Company.

ClearPoint is using the cost accounting method to record earnings from this investment in StaffChex. In addition, ClearPoint entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to ClearPoint 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings under the acquired customer accounts for temporary staffing services. On March 5, 2008, ClearPoint completed the disposition and transfer of all of the customer accounts.  For a description of the amendment to the iLabor agreement, see Note 21 – Subsequent Events.

(d)           Sale of ClearPoint HRO

On March 5, 2008, ClearPoint completed the disposition and transfer of the balances of customer accounts related to its temporary staffing business. On February 7, 2008, CPR and ClearPoint HRO, LLC (“HRO”), a wholly owned subsidiary of CPR, entered into a Purchase Agreement (the “HRO Purchase Agreement”) with AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of its ownership interest of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. To date, no such earnout has been earned or received.

Subsequent to the original estimated loss of $1,894,220 recorded on the sale of HRO, CPR recorded a $600,000 reversal of the originally estimated loss in the second quarter of 2008 in conjunction with the refinancing of debt owed to Manufacturers and Traders Trust Company (“M&T”) reducing the certificate of deposit sold.

The Company recorded a loss of $1,294,220 on the transaction as follows:

Assets sold:
Prepaid expenses	$153,861
Certificate of deposit	900,000
Other current assets	1,128,271
Expected Workers’ Compensation Collateral Refunds	5,091,858
7,273,990
Liabilities assumed
Accrued payroll and related taxes	(3,838,611)
Letter of credit – Workers compensation insurance policy	(1,500,000)
Accrued expenses and other liabilities	(641,159)
(5,979,770)
Loss on sale	$(1,294,220)

 (e)           License Agreement

On April 8, 2008, the Licensing Agreement (the “Optos Licensing Agreement”) with Optos Capital, LLC (“Optos”) was terminated. A new license agreement and a new temporary help services subcontract agreement was entered into with Koosharem Corp. d/b/a Select Staffing (“Select”), where CPR, ClearPoint’s wholly owned subsidiary, was entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of the iLabor network in exchange for a $1.2 million payment ($900,000 paid on April 8, 2008 and $300,000 was payable on July 1, 2008, but was not paid). On August 22, 2008, CPR, Select and Real Time Staffing Services, Inc. (“Real Time”) entered into a Settlement Agreement and Release (the “Select Settlement Agreement”) pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, as defined below, the License Agreement dated April 8, 2008 (the “Select License Agreement”) and the Temporary Help Services Subcontract dated April 8, 2008 (the “Select Subcontract”). Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain the $900,000 paid to it under the Select License Agreement; (ii) to allocate between Select and CPR amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract, as described below; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, Select and CPR agreed not to commence any future action arising from the claims released under the Select Settlement Agreement, and on August 28, 2008 this lawsuit was dismissed.  The monthly revenue fees are split between the parties as provided in the Select License Agreement. Licensing fees related to this contract consist of amortizing deferred revenue of $83,000 plus an additional $250,000 of cash paid by Select over the life of the contract, which is 28 months.

The deferred revenue as of December 31, 2008 was comprised of the remaining balance of the original $900,000 payment, cash received on behalf of Select and relief of certain accounts payable owed to Select as of the settlement date (see Note 20 – Litigation for further detail).  In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. As of December 31, 2008, the net termination fee was estimated at $500,000 and was accrued in selling, general and administrative expenses. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.  Such payment has not yet been made.

On May 22, 2008, ClearPoint entered into an amendment to a Managed Services Agreement with Townsend Careers, LLC (“Townsend Careers”) to take over certain contracts that were being serviced out of ClearPoint’s former Baltimore, MD office. Under the terms of the agreement, Townsend Careers agreed to pay ClearPoint a royalty fee of 6% of billings.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31, 2008	December 31, 2007
Prepaid insurance	$125,410	$1,752,711
Security deposit – workers’ compensation policy	—	1,128,271
Other current assets	92,472	364,775
	$217,882	$3,245,757

NOTE 6 — EQUIPMENT, FURNITURE AND FIXTURES:

	December 31, 2008	December 31, 2007
Furniture and fixtures	$29,150	$691,519
Computer software and equipment	1,740,180	2,069,765
Leasehold improvements	9,201	183,648
	1,778,531	2,944,932
Less, accumulated depreciation	(481,842)	(782,672)
Equipment, furniture and fixtures, net	$1,296,689	$2,162,260

Depreciation expense for the years ended December 31, 2008 and 2007 was $427,706 and $412,394, respectively. In March 2008, the Company recorded a loss of $1,022,210 as a result of the abandonment of leasehold improvements, furniture and fixtures and computer equipment resulting from termination of franchise agreements described in Note 15 – Franchise Agreements. The Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7 — INTANGIBLE ASSETS:

	December 31, 2008	December 31, 2007
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(116,667)	(66,667)
Intangibles, net	$133,333	$183,333

The covenant not to compete is being amortized over its five (5) year life. Amortization expense of intangible assets for the years ended December 31 2008 and 2007 was $50,000 for both years respectively. Amortization expense expected to be incurred for the fiscal years ending December 31, 2009, 2010 and 2011 is $50,000, $50,000 and $33,333, respectively. Historically, the Company had contract rights that were amortized over their estimated asset lives of two (2) to three (3) years. The Company determined that an impairment in contract rights existed as at December 31, 2007 and recognized an impairment charge of $5,029,020 (see Note 3 – Summary of Significant Accounting Policies—Intangible Assets).

NOTE 8 — OTHER ASSETS

	December 31, 2008	December 31, 2007
Refundable insurance premium	$—	$4,351,242
Due from ALS	500,667	—
Long term portion of StaffChex receivable	181,400	—
Security deposits and other assets	27,337	824,277
	$709,404	$5,175,519

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31, 2008	December 31, 2007
Other accrued expenses	$1,873,437	$1,345,379
Insurance premiums payable	962,680	2,276,872
Letter of credit - workers’ compensation policy	—	1,500,000
Accrued termination fee - Optos	500,000	—
	$3,336,117	$5,122,251

NOTE 10 — ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program to consolidate operations and reduce costs of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company initially recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. The Company subsequently reduced the initial expense recorded in 2007 by $650,884 due to decreases in anticipated severance costs resulting in a net charge of $2,210,116.  These expenses were present valued and accrued and will be paid out over a one year period.  During the year ended December 31, 2008, the Company paid out $678,865 related to the 2007 restructuring reserve and recognized a reduction of initially estimated restructuring costs of $196,994 due to severance and related benefits for which the Company believes it is no longer liable as a result of a breach of contract as well as $95,913 related to early termination settlements of office spaces.

As a result of the sale of certain entities and the transition to the Company’s new business model, effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company initially recorded $496,784 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422. These expenses were present valued and accrued on a one time basis and were scheduled to be paid out over a three year period. During the year ended December 31, 2008, the Company paid out $1,252,917 and recognized a reduction of the initial recorded restructuring costs of $457,571 related to early termination settlements of office spaces related to the 2008 restructuring reserve. The Company calculated the restructuring costs as follows:

2007 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$1,902,000	$950,000	$2,852,000
Payments	(548,253)	(628,261)	(1,176,514)
Reductions in costs previously accrued	(650,884)	—	(650,884)
Accrued restructuring costs at December 31, 2007	702,863	321,739	1,024,602
Payments	(505,869)	(172,996)	(678,865)
Reductions in costs previously accrued	(196,994)	(95,913)	(292,907)
Total accrued restructuring costs at December 31,2008	—	52,830	52,830
Less: current portion	—	(52,830)	(52,830)
Total accrued restructuring costs – long-term	$—	$—	$—

2008 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$182,075	$1,603,638	$2,100,422
Accrued restructuring costs at inception – related party	314,709	1,603,638	2,100,422
Payments	(182,075)	(1,012,842)	(1,252,917)
Payments – related party	(58,000)	—	—
Reductions in costs previously accrued	—	(457,571)	(457,571)
Total accrued restructuring costs at December 31,2008	—	133,225	389,934
Total accrued restructuring costs at December 31,2008 – related party	256,709	—	—
Less: current portion	(256,709)	(133,225)	(389,934)
Total accrued restructuring costs – long-term	$—	$—	$—

NOTE 11 — DEBT OBLIGATIONS:

A summary of all debt is as follows:

	December 31,
	2008	2007
Term loan with ComVest due December 31, 2010. Principal and interest payments payable monthly bearing interest of 10% per annum (net of $1,124,468 OID)	$6,529,542	$—
M&T Loan modification and restructure agreement dated June 20,2008. Principal payments begin January 1, 2011 in equal amounts over 36 months plus interest at 5% per annum	4,994,379	—

M&T Term Loan, which was restructured in 2008	—	4,283,333

Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company	690,000	1,290,000

Revolving Credit Facility with ComVest due December 31, 2010. Interest payments payable monthly bearing interest of 7.250% per annum	1,000,000	—

M&T Revolver, which was restructured in 2008	—	14,812,981

Subordinated notes payable due March 31, 2010. The notes have an interest rate of 12%	550,000	550,000

Note payable to ALS, LLC. This note has an interest rate of 5%	2,155,652	2,022,991

Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. due and payable December 31, 2009. Interest is calculated at 8% per annum	336,690	486,690
	16,256,263	23,445,995

Add Original Issue Discount (OID)	1,124,468	—

Total principal payments of long term debt	17,380,731	23,445,995

Less: Current portion	5,950,209	14,922,662

	11,430,522	8,523,333

Less OID	(1,124,468)	—

Long term debt, net of current and OID	$10,306,054	$8,523,333

Principal payments of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,
2009	$5,950,209
2010	4,969,345
2011	1,891,462
2012	1,072,916
2013	1,072,916
Thereafter	2,423,883
$17,380,731

Revolving Credit and Term Loan Agreement with ComVest

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”). Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million was treated as an original issue discount, and the Company received $8 million in respect of the Term Loan. The Company also issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share, immediately exercisable during the period commencing June 20, 2008 and ending on June 30, 2014. This warrant was valued at $634,000 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt. Amortization related to the warrants amounted to $198,000 for the year ended December 31, 2008. Amortization related to the original issue discount of $1,000,000 amounted to $311,831 for the year ended December 31, 2008. The maximum amount that may be outstanding under the Revolver was initially $3 million (the “Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the Revolver Maximum will be reduced by an amount equal to 5.5% of the Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the Revolver exceed the Revolver Maximum, the Company must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the Revolver Maximum. The Company may borrow under the Revolver from time to time, up to the then applicable Revolver Maximum. The amounts due under the Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At December 31, 2008, the interest rate on the Revolver was 7.25% and during 2008 averaged 7.25%. The Term Loan bears interest at a rate of 10% per annum. The Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the Loan Agreement. Amounts due under the Loans are payable monthly, beginning July 1, 2008. The outstanding principal amount of the Term Loan is payable as follows: $150,000 on July 1, 2008 and subsequent payments are to be in an amount equal to the greater of (i) $200,000 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450,000 or certain license fees, royalties, use fees and/or other such payments collected by the Company during the preceding month less (“Royalties”) (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 will be in an amount equal to the entire remaining principal balance, if any, of the Term Loan.  For a discussion of Amendment No. 1 to the Term Loan, see Note 21 – Subsequent Events.

The Loans mature on December 31, 2010 subject to certain prepayment requirements related to the Term Loan. The Loan Agreement provides that, subject to certain exceptions, the Company must prepay the Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of the Company, change of control of the Company or the sale of all or a material portion of the Company’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of the Company.  Royalty payments received primarily from StaffChex and Select are segregated and solely used for the repayment of the Term Loan. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200,000 per month, the Company must make up the difference from its operating cash.  In the event that royalty receipts from these sources exceeds $450,000 in a given month, the Company may utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion. The outstanding borrowings under the Loan Agreement are secured by all the assets of the Company.

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

As of December 31, 2008, the outstanding balance on the Revolver was $1,000,000.

The Company utilized the proceeds of the Loans to repay approximately $1,050,000 pursuant to the M&T Restructure Agreement, as defined below, owed to M&T, a creditor of the Company and approximately $530,000 in closing costs and expenses.

Loan Modification and Restructure Agreement with M&T

On February 23, 2007, pursuant to a Credit Agreement (the “M&T Credit Agreement”), the Company entered into credit facilities with M&T consisting of a $20 million revolving credit facility (“M&T Revolver”) expiring in February 2010 and a $3 million term loan (“M&T Term Loan”) expiring in February 2012.  In July 2007, the Company amended the M&T Credit Agreement to increase the M&T Term Loan to $5 million in the First Amendment to the M&T Credit Agreement. These credit facilities carried an interest rate of LIBOR plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver was limited based upon ratios of accounts receivable and unbilled revenue. The M&T Revolver and M&T Term Loan contained certain financial covenants including leverage ratios and a fixed charge coverage ratio. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement, dated as of March 21, 2008, among ClearPoint and M&T. Pursuant to the Second Amendment, the M&T Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the revolving credit commitments was gradually reduced from $20 million to $15 million at March 21, 2008 and $4 million at June 30, 2008; (ii) the applicable margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any revolving credit loan that is a “Eurodollar Loan” and a “Base Rate Loan”, respectively (as defined in the M&T Credit Agreement), and (b) 4.5% and 2.25% for any M&T Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the applicable commitment fee percentage, which is included in the calculations of commitment fees payable by the Company on the amount of the unused revolving credit commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of total debt or senior debt, as applicable, to modified EBITDA were amended to lower the ratios as of September 30, 2008.

On April 14, 2008, the Company entered into a Waiver (the “M&T Waiver”) to the M&T Credit Agreement. Pursuant to the M&T Waiver, the required lenders under the M&T Credit Agreement waived compliance with certain financial covenants set forth in the M&T Credit Agreement for the period ended December 31, 2007. In connection with the M&T Waiver, the Company paid a $100,000 fee to M&T. The Company was not in compliance with the financial and reporting covenants at March 31, 2008. The Company did not receive a waiver for such non-compliance from M&T. On May 9, 2008, the Company received a letter from M&T indicating, among other matters, that the principal amount of revolving credit loans outstanding under the M&T Credit Agreement shall be limited to a maximum amount of $7.3 million for the period ended May 16, 2008.

On May 21, 2008, the Company received a notice of default from M&T in connection with the M&T Credit Agreement. The Company defaulted on its obligations under the M&T Credit Agreement as a result of its failure to comply with financial covenants contained in the M&T Credit Agreement, including obligations to maintain certain leverage and fixed charge coverage ratios. As a consequence of the default, M&T exercised its right to declare all outstanding obligations under the credit facilities to be immediately due and payable and demanded the immediate payment of approximately $12.8 million, consisting of approximately (i) $7.4 million under the M&T Revolver; (ii) $3.9 million under the M&T Term Loan; and (iii) $1.5 million under a letter of credit. Also pursuant to the notice of default, M&T exercised its right to terminate the M&T Revolver and the M&T Term Loan and to terminate its obligation to make any additional loans or issue additional letters of credit to the Company.

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

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008.  At December 31, 2008, the Company remitted approximately $1,033,000 to M&T against the $3 million accounts receivable  target. In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of such amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.  The Company filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement.  As of December 31, 2008, income tax refunds of $1,024,000 resulting from net operating loss carry-backs and $34,000 refunds of overpayments were received by the Company and remitted to M&T.  In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of such amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.

The Company issued to M&T warrants to purchase, in the aggregate, 1,500,000 shares of its common stock, of which warrants to purchase 1,200,000 shares have an exercise price of $0.01 and warrants to purchase 300,000 shares have an exercise price of $1.00. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the fair value of all of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. The Company valued the warrants at $1,247,246 using the Black-Scholes valuation model and the value was offset against the gain on restructuring of debt.  At December 31, 2008, the balance sheet included a warrant liability of $1,213,413 related to the fair value of warrants issued to M&T in connection with the M&T Restructure Agreement.

The Company accounted for the M&T Restructure Agreement pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which required the Company to reduce the carrying amount of the old debt (M&T Obligations of $10,932,476) by the minimum cash value of the put option of the warrants issued ($1,200,000) and the warrant liability of $47,246, determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T Loan Modification of $8,600,000 and future interest payment of $218,750 (SFAS No. 15 also requires that the new debt be recorded as the total of future cash payments), the excess of the carrying of the remaining debt over the future cash payments of the new debt was $866,480, which was reduced by the unamortized deferred financed cost and current refinancing cost of $179,683. As a result of the application of SFAS No. 15, the Company recorded a gain of $686,797 ($0.05 per share), which is reflected in the consolidated statement of operations for the year ended December 31, 2008.

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

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness. At December 31, 2008, the Company was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note as defined below. For each $50,000 paid on account of the Blue Lake Note, Michael D. Traina, the Company’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, a principal stockholder and the former director, President and Secretary of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

Note Payable to Blue Lake Rancheria

On March 1, 2005, CPR issued a Promissory Note (“Blue Lake Note”) to Blue Lake Rancheria, a fully recognized Indian tribe (“Blue Lake”), for $1,290,000 in principal amount guaranteed by Messrs. Traina and Ferguson. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under the Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (“Amended Blue Lake Note”) with a principal amount of $1,290,000, which is due and payable as follows: (i) $200,000 was paid on April 8, 2008; (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008, and the last to occur on April 1, 2009; and (iii) on April 30, 2009, CPR is obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000, plus accrued interest. The interest rate in the Amended Blue Lake Note was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note. At December 31, 2008, the balance due on the Amended Blue Lake Note was $690,000 and the Company was current in all payments.

Deferred Financing Costs

Amortization of deferred financing costs for the years ended December 31, 2008 and 2007 was $157,696 and $426,979 respectively. The balance of the deferred financing costs related to the M&T financing of $78,614 was offset against the gain on the restructuring of debt.  Amortization of deferred finance related to ComVest for the year ended December 31, 2008 was $111,759.

On February 28, 2005, CPR and certain of its subsidiaries entered into a Loan and Security Agreement with Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”). The revolving loan and term loan from Bridge were completely paid off on February 12, 2007 from the proceeds received as a result of the Merger. This resulted in a pre-payment penalty of $1,949,928 which was expensed in the three months ended March 31, 2007. In addition, the unamortized deferred finance costs related to the Bridge debt amounted to $370,712 at the time of pre-payment. This amount was expensed as part of the amortization of deferred financing costs in the year ended December 31, 2007.  Amortization of deferred finance related to M&T for year ended December 31, 2007 was $45,937.

Warrants – Bridge

In connection with Bridge’s $10,000,000 term loan at February 28, 2005, the Company simultaneously issued three detachable warrants to purchase an aggregate of 9% of the Company’s outstanding stock, on a fully diluted basis, at the exercise price of $0.001 per share. The warrants vested immediately upon issuance and could be exercised until February 28, 2015. The Company accounted for the warrants issued to the investors as a liability under the provisions of SFAS 150. The warrants were initially valued at $396,000 by an independent valuation company. This initial value was recorded as debt discount and was amortized over the three year life of the loan by the interest method. Amortization of $0 and $132,057 was recorded by the Company as interest expense for the years ended December 31, 2008 and 2007, respectively. The warrants were fair valued each reporting period and the increase/decrease reflected as interest expense/income in the consolidated statement of operations. The warrant holders were paid $3,291,775 to redeem the warrants on February 12, 2007 from proceeds received as a result of the Merger.

Sub Notes

On March 1, 2005, CPR issued Amended and Restated Notes (collectively, the “Sub Notes”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. LLC (collectively, the “Sub Noteholders”) for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. LLC (“Fergco”) is twenty-five percent (25%) owned by Mr. Ferguson.

Effective March 31, 2008, the Company amended and restated the Sub Notes and extended their maturity dates under the amended sub notes, dated March 31, 2008 and issued by CPR to each Sub Noteholder (collectively, the “Amended Sub Notes”).  All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder.  Upon an event of default and at the election of the Sub Noteholder, the Sub Note, both as to principal and accrued but unpaid interest, will become immediately due and payable.  As of December 31, 2008, ClearPoint made all required payments on the Amended Sub Notes.

In consideration of each Sub Noteholder agreeing to extend the maturity date of the Sub Note, ClearPoint issued warrants (“Initial Sub Note Warrants”) to the Sub Noteholders to purchase, in the aggregate, 82,500 shares of common stock (the “Sub Note Warrant Shares”) at an exercise price of $1.55 per share. The Initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. CPR had the right in its sole discretion, to extend the maturity date of the Amended Sub Notes to March 31, 2010, and in connection with such extension, the Sub Noteholders had the right to receive additional Sub Note Warrants (the “Additional Sub Note Warrants”) to purchase, in the aggregate, an additional 82,500 shares of common stock

On June 20, 2008, CPR exercised its right to extend the maturity date of the Amended Sub Notes to March 31, 2010 and, in connection with such extension, issued a notice dated June 25, 2008 (the “Sub Noteholder Notices”) to each Sub Noteholder. The Sub Noteholder Notices notified the Sub Noteholders that ClearPoint extended the maturity date of the Sub Notes in connection with its transaction with ComVest, as described above. In connection with the Sub Noteholder Notices, the Sub Noteholders received Additional Sub Note Warrants to purchase 82,500 Sub Note Warrant Shares at an exercise price of $1.55 per share. The Additional Sub Note Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011.  The Company valued the warrants at $7,619 using the Black-Scholes valuation model and they were expensed under selling, general and administrative expenses.  The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

In connection with the Loan Agreement with ComVest described above, ComVest entered into a Subordination Agreement dated June 20, 2008 (the “Noteholder Subordination Agreement”) with each of the Sub Noteholders and CPR. Pursuant to the Noteholder Subordination Agreement, the Sub Noteholders agreed to subordinate the Company’s obligations to them under the Amended Sub Notes to the ComVest Obligations. So long as no event of default under the ComVest Loan Agreement has occurred, the Company may continue to make scheduled payments of principal and accrued interest when due in accordance with the Sub Notes, as amended. In the case of an event of default under the Loan Agreement with ComVest, the Company may not pay and the Sub Noteholders may not seek payment on the Sub Notes, as amended, until the ComVest Obligations have been satisfied in full. The Noteholder Subordination Agreement also sets forth priorities among the parties with respect to distributions of the Company’s assets made for the benefit of the Company’s creditors.

Bridge Notes

On June 12, 2008, the Company issued notes (the “Original Bridge Notes”) to each of Messrs. Traina, Drew and TerraNova Partners, L.P. (“TerraNova Partners” and, together with Messrs. Traina and Drew, the “Bridge Lenders”) in the principal amounts of $104,449, $50,000 and $100,000, respectively. Mr. Drew is a member of the Company’s board of directors and TerraNova Partners, a principal stockholder of the Company, is 100% beneficially owned by Mr. Kololian, the Company’s lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova Partners. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company. On June 26, 2008, the Company issued amended and restated Original Bridge Notes (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company shall have the right to repay the Amended Bridge Notes in shares of Common Stock at a price equal to the closing price of the Common Stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Original Bridge Note.

On June 25, 2008 Mr. Drew’s Amended Bridge Note was repaid in full and Mr. Traina was repaid $5,000 in connection with his Amended Bridge Note. The balance of Mr. Traina’s Amended Bridge Note was repaid on July 16, 2008.

On August 12, 2008, the Company’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova Partners in 204,082 shares of common stock, based on a valuation at the June 26, 2008 closing price in accordance with the terms of the Amended Bridge Note.  On March 6, 2009, these shares were issued to TerraNova Partners.

Promissory Notes

CPR issued promissory notes (the “Promissory Notes”), dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Messrs. Traina and Ferguson, in consideration for loans of $800,000 made to CPR.

On February 28, 2008, ClearPoint Workforce, LLC (“CPW”), a wholly owned subsidiary of CPR, advanced $800,000, on behalf of Optos, to the provider of Optos’s outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008 which were payable to Messrs. Traina and Ferguson in the aggregate amount of $800,000.

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

Note Payable  to ALS, LLC

In connection with the transaction with ComVest described above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS, LLC and its subsidiaries whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008, as defined below; (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,155,562 (remaining principal balance of $2,022,900 plus accrued interest of $132,662) bearing interest at a rate of 5% per annum (a reduction from 7%) payable in 24 equal monthly installments, commencing January 2014, payable as permitted pursuant to the ALS Subordination Letter; (iii) that the Company would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition; (iv) that ALS may defend and indemnify the Company in connection with the TSIL Litigation, as defined in Note 20 – Litigation, and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation.

The transaction was not classified as a restructuring of debt. The Company valued the ALS Shares at their fair market value as of the date of issuance of $101,500 and recorded that amount as an expense during the year ended December 31, 2008.

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

Notes Payable to StaffBridge

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

Effective December 31, 2008, the StaffBridge Note was further amended pursuant to a second Debt Extension Agreement dated December 31, 2008 to provide that the outstanding amount due under the StaffBridge Note will be paid as follows: $100,000 was paid on or about December 31, 2008 and the remaining balance shall be paid in four equal quarterly payments of $ 59,172, beginning on March 31, 2009, which was made, and ending on December 31, 2009.

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

NOTE 12 — STOCK-BASED COMPENSATION:

On February 12, 2007, the Company adopted the 2006 Long-Term Incentive Plan (the “Plan”) which was approved by stockholders.  Under the Plan, the Company grants stock options to key employees, directors and consultants of the Company.  All grants prior to March 31, 2007 are 100% vested.  Options granted to two employees on September 11, 2007 are 100% vested.  Options granted on September 11, 2007 to all other employees of the Company are one-third vested as of September 11, 2007, an additional one-third vested as of September 17, 2008 with the remaining one-third vesting September 11, 2009.  With respect to the options granted August 20, 2008, the vesting period is one-third on August 20, 2009, an additional one-third on August 20, 2010 with the remaining one-third on August 20, 2011.  Options expire between 3 and 10 years from the date of grant or earlier at the determination of the board of directors.

For grants to non-employee directors after March 31, 2007, the vesting period is 3 years from the grant date, subject to continuing service on in the board capacity.  Options authorized for issuance under the Plan total 2,750,000.  The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000 measured at the date of the grant.  The exercise price for options cannot be less that the fair market value of the Company’s common stock on the date of the grant.  At December 31, 2008, 1,747,992 options were available for issuance.

Accounting for Employee Awards

Effective February 12, 2007, the Plan is accounted for in accordance with the recognition and measurement provisions of FAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), and the guidance provided by the SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which established the accounting for stock-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.

The Company’s results of operations for the years ended December 31, 2008 and 2007 include share based employee compensation expense totaling $42,356 and $575,868, respectively.  Such amounts have been included in the Statements of Operations in selling, general and administrative Expense.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.  Employee stock option compensation expense in 2008 is the estimated fair value of options using the Black-Scholes valuation model.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $6,487 and $428,110 for the years ended December 31, 2008 and 2007, respectively.  Such amounts have been included in the Statements of Operations in selling, general and administrative expense.

Total stock-based compensation recognized by the Company in the years ended December 31, 2008 and 2007, all of which relates to stock options and warrants, is as follows:

	Years Ended
	December 31, 2008	December 31, 2007
Statement of Operations line item: General and administrative
Other compensation – general admin	$48,843	$1,003,978
Total	$48,843	$1,003,978

During the year ended December 31, 2008 and 2007, 515,000 and 766,000 stock options were granted with fair values of $146,260 and $1,126,042 respectively.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company took into consideration guidance under FAS No. 123(R) and SAB No. 107 when reviewing and updating assumptions. The expected volatility is based upon historical volatility of the Company's stock. The expected term is based upon the simplified method as allowed under SAB 110.

The assumptions made in calculating the fair values of options are as follows:

	Year ended December 31,2008	Year Ended December 31,2007
Volatility	133%	23.5%
Expected term in years	6 years	3.8 years
Risk-free interest rate	3.17%	4.6%
Expected dividend yield	0%	0%

The following information relates to the stock option activity under the Plan for the two years ended December 31, 2008:

	2008		2007
	Shares subject to Options	Weighted Average Option Prices	Shares subject to Options	Weighted Average Option Prices
Outstanding at January 1	766,000	$5.68	—	—
Granted	605,000	1.13	816,000	5.65
Exercised	—	—	—	—
Cancelled	(368,992)	1.33	(50,000)	6.10
Outstanding at December 31	1,002,008	1.01	766,000	5.68
Exercisable at December 31	815,792	0.92	705,303	5.78
Weighted Average Remaining Contractual Terms (Years)
Outstanding	5.81		3.2
Exercisable	3.42		2.6

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Granted March, 2007	645,000	$6.10	3.39 years
Granted September, 2007	171,000	$4.10	3.39 years
Granted	605,000	$0.30	10 years
Exercised	—	—	—
Cancelled	(418,992)	—	—
Outstanding and exercisable at December 31, 2008	1,002,008	$2.99	6.69 years

The aggregate intrinsic value for the options in the table above was zero at December 31, 2008 based on the closing common share price of $0.05 as at December 31, 2008. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the fourth quarter of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the fair market value of the Company’s common stock.

As of December 31, 2008 and December 31, 2007, there was $129,324 and $123,612 respectively of unrecognized compensation cost related to all unvested stock options. The fair value of these options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

Warrants and Options

As at December 31, 2008, warrants to purchase 14,915,825 shares were outstanding, having an exercise price of $3.80 per share with an average remaining contractual life of 2.7 years.

	2008		2007
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance, January 1	11,040,000	$5.00	—	$—
Issued during the period	3,875,825	0.08	11,040,000	5.00
Exercised during the period	—	—	—	—
Balance, December 31	14,915,825	3.80	11,040,000	5.00

As at December 31, 2008 the range of exercise prices of the outstanding warrants was as follows:

Range of exercise prices	Number of warrants	Average remaining contractual life	Weighed average exercise price
$0.01 - 5.00	14,915,825	2.7	$3.80

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 106%, a risk-free interest rate of 3%, a term equivalent to the life of the warrant and reinvestment of all dividends in the Company of zero percent.

NOTE 13— FAIR VALUE MEASUREMENTS:

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”).  SFAS No. 157 clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value as follows:

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

The adoption of SFAS No. 157 did not have a material impact on the Company’s fair value measurements.

The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

		Fair Value Measurements Reporting Date
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability	$1,213,433	$—	$—	$1,213,433

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance	$—
Total gains or (losses) (realized/unrealized)
Included in earnings	(33,813)
Included in other comprehensive income	—
Purchases, issuances and settlements	1,247,246
Transfer in and/or out of Level 3	—
Ending Balance	$1,213,433
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$—

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases offices and equipment under operating leases that expire over one to four years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of December 31, 2008 were as follows:

Fiscal 2009	$197,940
Fiscal 2010	84,076
Fiscal 2011	25,631
Fiscal 2012	3,424
Thereafter	—
Total	$311,071

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).  Rent expense for 2008 and 2007 was $190,383 and $1,413,487, respectively.

Employee Benefit Plan:

In 1991, Quantum Resources Corporation (“Quantum”) established a savings and profit sharing (IRC Section 401(k)) plan (“Plan”). The Company acquired all of the outstanding stock of Quantum on July 29, 2005 and, as a result, assumed the Plan.  As of January 1, 2006, the Plan was amended to include additional employees of Quantum and to meet IRS safe harbor provisions. Employees are eligible to participate upon their date of hire. Participants may elect to defer a percentage of their compensation subject to the Internal Revenue Service limit on elective deferrals. The Plan also allows for a discretionary Company match of elective deferrals that will vest on a three-year cliff vesting schedule. There was no Company match for the Plan year ended September 30, 2005. Effective October 1, 2005, the Company elected to change the Plan’s fiscal year ending date to December 31. There was no Company match for the years ended December 31, 2008 and 2007.

Retirement Benefit Liability:

Upon its acquisition of Quantum, the Company assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death.

The Company recorded an estimated liability of $282,546 based upon the expected remaining life of the former owner, and made payments of $33,057 and $78,126 in the years ended December 31, 2008 and 2007, respectively. Estimated future payments to the former owner are as follows:

Year Ending December 31,
2009	$145,964
2010	83,484
2011	84,420
2012	84,420
Total minimum payments	398,288
Present value (at 12.25% discount rate) net minimum retirement payments	282,546
Less, current portion	(146,900)
$135,646

NOTE 15 — FRANCHISE AGREEMENTS:

On August 30, 2007, the Company entered into the agreement with KOR Capital, LLC (“KOR”), a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The Agreement with KOR replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to the Company, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company, on a weekly basis, a royalty equal to 50% of its net income from its operations. Through this relationship KOR operated and managed up to twelve of the Company’s former branches.  Under the Agreement, the Company processed the weekly payroll for all temporary and contract staff placed on assignment by KOR and KOR’s weekly invoices. The Agreement had a term of 99 years, but was subject to earlier termination upon certain material breaches or defaults and it could only be assigned by KOR if the assignee satisfied certain financial, business experience and character criteria acceptable to the Company.  The KOR agreement was terminated February 28, 2008.

On August 13, 2007, the Company entered into an Agreement (the “TZG Agreement”) with TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate a franchise of the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to the Company, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation. Through this relationship TZG operated and managed up to twenty-five of the Company’s former branches.  Under the Agreement, the Company processed the weekly payroll for all temporary and contract staff placed on assignment by TZG and TZG’s weekly invoices. The Agreement had a term of 99 years, but was subject to earlier termination upon certain material breaches or defaults and it could only be assigned by TZG if the assignee satisfied certain financial, business experience and character criteria acceptable to the Company.  The TZG agreement was terminated February 28, 2008.

For additional information related to the termination of the KOR and TZG agreements, see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements.

NOTE 16 — INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. In the first quarter of fiscal 2008, the deferred tax asset balance was offset by $5,007,180 valuation allowance. In addition, the Company established a 100% valuation allowance against the income tax benefit resulting from operations during the year ended December 31, 2008. The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax assets, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

The Company filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement and believes that these funds will be received prior to December 31, 2008. To the extent they are received, these funds will be remitted directly to M&T in satisfaction of that portion of the Company’s obligation. During the year ended December 31, 2008, the Company received and remitted approximately $1,058,000 in federal and state tax refunds to M&T.

An analysis of the Company’s deferred tax asset is as follows:

	December 31
	2008	2007
Deferred tax (liabilities) assets:
Current:
Allowance for doubtful accounts	$2,898,090	$1,239,767
Accrued termination fee	195,000	—
Stock options	410,600	391,551
	3,503,690	1,631,318
Valuation allowance	(3,503,690)	—
Current	—	1,631,318

Non-current:
Book to tax depreciation difference	(11,319)	(89,042)
Financing cost, principally due to difference in amortization	8,174,032	3,041,977
Accrued restructuring costs	172,678	399,595
Accrued retirement benefits	131,840	131,840
Charitable contribution carryover	9,514	5,502
Net operating loss carryforward	5,420,069	1,582,974
Workers’ compensation insurance premium	—	(1,696,984)
	13,896,814	3,375,862
Valuation allowance	(13,896,814)	—
Non-current	—	3,375,862
Deferred income tax asset	$—	$5,007,180

The net deferred tax asset was presented in the Company’s consolidated balance sheets as follows:

	December 31
	2008	2007
Current deferred tax asset	$3,503,690	$1,631,318
Non-current deferred tax asset	13,896,814	3,375,862
Deferred Tax Asset before valuation allowance	17,400,504	5,007,180
Valuation allowance	(17,400,504)	—
Deferred Tax Asset	$—	$5,007,180

Current federal and state income taxes payable of $208,000 and $145,300 are included in other current liabilities as of December 31, 2008 and 2007, respectively. The Company has net operating loss carryforwards for federal purposes of $ 13,652,000 and for state purposes of $ 19,405,000 which expire in various years through 2028 .

The components of the income tax expense (benefit) are summarized as follows:

	December 31
	2008	2007
Current:
Federal income tax expense (benefit)	$(3,532,501)	$(1,050,000)
State tax expense	208,000	207,870
Total current tax expense (benefit)	(3,324,501)	(842,130)
Deferred:
Federal tax (benefit)	(7,465,923)	(3,729,961)
State tax (benefit)	(1,588,888)	(548,473)
Total deferred tax (benefit)	(9,054,811)	(4,278,434)
Valuation allowance	17,400,504	—
Total income tax expense (benefit)	$5,021,192	$(5,120,564)

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). There was no impact on the Company’s consolidated financial position, results of operations or cash flows at December 31, 2007 and for the year then ended as a result of implementing FIN 48. At the adoption date of January 1, 2007 and at December 31, 2007, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of December 31, 2008, the Company had no accrued interest or penalties. The Company currently has no federal or state tax audits in progress although years 2005 through 2007 are open and subject to a federal or state audit.

The differences between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statements of operations are:

	December 31
	2008	2007
Statutory federal income tax	$(11,480,000)	$(5,919,841)
State income tax	(1,114,000)	(574,573)
Non-deductible intangible asset amortization and other permanent differences	25,000	1,168,037
Other	189,688	205,813
Valuation allowance	17,400,504
	$5,021,192	$(5,120,564)

In the fiscal years ended December 31, 2008 and 2007, non-deductible intangible asset amortization included non-deductible contracts rights of $50,000 and $2,305,933, respectively, and non-deductible interest expense related to warrant liability of $509,531 and $0, respectively.

NOTE 17 — LOSS PER SHARE CALCULATION:

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2008 and 2007:

	Year Ended December 31, 2008	Year Ended December 31, 2007
Numerator
Net (loss)	$(38,785,741)	$(12,390,605)
Denominator
Basic and diluted weighted average shares	13,334,900	12,372,170
Basic and diluted earnings per share	$(2.84)	$(1.00)

NOTE 18 — MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with Mr. Traina, Chief Executive Officer (“CEO”) of the Company, whereby the Company agreed to pay the CEO $25,000 per month, plus benefits, with the term of the agreement being 3 years.

On February 28, 2008, Mr. Ferguson resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007, such employment agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement (the “Ferguson Consulting Agreement”) with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities. As of December 31, 2008, the Company paid Mr. Ferguson $57,692 pursuant to the Ferguson Consulting Agreement and recorded a related party liability of $256,709 as of December 31, 2008 pursuant to the Ferguson Consulting Agreement.

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with the Company’s 2006 Plan. As of December 31, 2008, the Company paid Mr. Braun approximately $75,000 pursuant to the Braun Separation Agreement.

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

NOTE 19 — RELATED PARTY TRANSACTIONS

Notes Issued to Related Parties

Alyson Drew and Fergco

On March 1, 2005, the Company issued a 12% Amended and Restated Subordinated Note in the original principal amount of $100,000 due 2008 to Alyson Drew (the “Drew Note”), the spouse of the Company’s director Parker Drew.

On March 1, 2005, the Company issued a 12% Amended and Restated Note in the original principal amount of $300,000 due March 31, 2008 (the “Fergco Note”) to Fergco, a New Jersey limited liability company of which Mr. Ferguson owns a 25% ownership interest and his brothers own the remaining 75% interest.

On March 31, 2008, the Company amended the Drew Note and the Fergco Note by issuing Second Amended and Restated Notes in the original principal amounts of $100,000 and $300,000 to Alyson Drew and Fergco, respectively. The amended notes extended the maturity date from March 31, 2008 until March 31, 2009. In consideration of agreeing to amend the Drew Note and the Fergco Note, the Company agreed to issue a warrant to each of Alyson Drew and Fergco giving them the right to purchase 15,000 shares and 45,000 shares of common stock, respectively, at an exercise price per share equal to $1.55. The warrants are immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. On June 20, 2008, the Company exercised its right to extend the maturity date of the Drew Note and the Fergco Note to March 31, 2010. In connection with such extension, each of Alyson Drew and Fergco received an additional warrant to purchase 15,000 shares and 45,000 shares of common stock, respectively, at an exercise price of $1.55 per share. The additional warrants are immediately exercisable during the period commending on June 20, 2008 and ending on March 31, 2011.

In connection with the financing transaction with ComVest, ComVest entered into the Subordination Agreement dated June 20, 2008 with Alyson Drew, Fergco, certain other noteholders, and CPR. Pursuant to the Noteholder Subordination Agreement, Alyson Drew and Fergco agreed to subordinate to ComVest the Company’s obligations to them under the Drew Note and the Fergco Note.

The proceeds of these notes were used to fund acquisitions. Pursuant to the terms of these notes, ClearPoint has made interest only payments until the repayment of the notes, as applicable. During 2007, ClearPoint made interest payments of $15,000 and $45,000 to Alyson Drew and Fergco, respectively.  During the fiscal year ended December 31, 2008, the Company made interest payments of $15,000 and $45,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.

Michael Traina and Christopher Ferguson

CPR issued promissory notes, dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Michael Traina and Christopher Ferguson in consideration for loans of $800,000 made to CPR. The terms of the promissory notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each promissory note is $400,000, it bears interest at the rate of 6% per annum, which will be paid quarterly, and it is due on February 22, 2009. On February 28, 2008, CPW, a wholly owned subsidiary of CPR, advanced $800,000, on behalf of Optos, to the provider of its outsourced employee leasing program. The advanced funds were utilized for Optos’s payroll. In consideration of making the advance on its behalf, Optos assumed the foregoing promissory notes, and the underlying payment obligations.

Bridge Notes

On June 6, 2008, the Company issued the Original Bridge Notes, to each of Michael Traina, Parker Drew and TerraNova Partners in the principal amounts of $104,449, $50,000 and $100,000, respectively.  During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company.  TerraNova Partners, the Company’s principal stockholder, is 100% owned by Mr. Kololian, the Company’s lead director and principal stockholder. Mr. Kololian also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners. The Original Bridge Notes contained identical terms and were unsecured and payable on demand.  No interest accrued on the unpaid principal balance of the Original Bridge Notes until demand.  After demand, the Original Bridge Notes bore interest at an annual rate of 5%.  On June 26, 2008, the Company issued the Amended Bridge Notes. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company will have the right to repay the Amended Bridge Notes in shares of r common stock at a price equal to the closing price of common stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand, as provided in the Original Bridge Note. Mr. Drew’s amended bridge note was repaid in full and Mr. Traina was repaid $5,000 during the quarter ended June 30, 2008. The balance of Mr. Traina’s loan was repaid in July 2008. On August 12, 2008, the Company’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova Partners in 204,082 shares of common stock in accordance with the terms of the Amended Bridge Note. On March 6, 2009, these shares were issued to TerraNova Partners.

Agreements with Related Parties

Separation Agreement and Consulting Agreement with Christopher Ferguson

On February 28, 2008, Mr. Ferguson resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, the Company entered into the Ferguson Separation Agreement. In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the separation agreement and his release of his claims, if any, under the separation agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks..  Pursuant to the Ferguson Separation Agreement, on April 18, 2008, CPR entered into the Ferguson Consulting Agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months.  As of December 31, 2008, the Company paid Mr. Ferguson $57,692 pursuant to the Ferguson Consulting Agreement and recorded a liability of $256,709 as of December 31, 2008 pursuant to the Ferguson Consulting Agreement.

Separation Agreement with Kurt Braun

On July 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation, the Company entered into the Braun Separation Agreement. In consideration of Mr. Braun’s agreement to be legally bound by the terms of the separation agreement, the Company agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; and (iii) pay Mr. Braun the balance of any accrued but unused vacation or PTO hours, minus all payroll deductions required by law or authorized by Mr. Braun. During the fiscal year ended December 31, 2008, the Company paid approximately $75,000 to Mr. Braun pursuant to the foregoing agreement.

Agreements with TerraNova Management

Terra Nova Management Corporation (“TNMC”), an affiliate of Mr. Kololian, was retained to provide certain advisory services to the Company, effective upon the closing of the merger with Terra Nova, pursuant to the Advisory Services Agreement between TNMC and the Company, dated February 12, 2007 (the “Advisory Services Agreement”).  Mr. Kololian controls 100% of the voting interest and 55% of the non-voting equity interest of TNMC.  Pursuant to the Advisory Services Agreement, TNMC provided services to the Company including: advice and assistance to the Company in its analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services. During the fiscal year ended December 31, 2007, TNMC received a fixed advisory fee of $175,000 (prorated for a partial year) for such services.  Pursuant to the terms of the Advisory Services Agreement, it was terminated effective February 11, 2008, however TNMC continued to provide substantially similar services under substantially similar terms to the Company on a monthly basis.

On June 26, 2008, the Company entered into a new Advisory Services Agreement (the “New Advisory Services Agreement”) with TNMC. Pursuant to the New Advisory Services Agreement, the Company agreed to provide compensation to TNMC for its services since the expiration of the former Advisory Services Agreement and to engage TNMC to provide future advisory services. The New Advisory Services Agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.  The Company will compensate TNMC for services rendered since expiration of the former Advisory Services Agreement and for advisory services similar to those performed under the former Advisory Services Agreement. Monthly fees payable to TNMC under the New Advisory Services Agreement are capped at $50,000 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at the Company’s option. Beginning in the month of June, 2008, 75% of the fees payable to TNMC may also be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the New Advisory Services Agreement will be priced at the month-end closing price for each month of services rendered. During the fiscal year ended December 31, 2008, the Company incurred approximately $292,665 in fees owing to TNMC for such services.

The Company’s board of directors approved payment of $266,000 for the services performed by TNMC pursuant to the New Advisory Services Agreement in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock.

Additionally, the Company recorded approximately $ 1,573 and $99,202 for reimbursement of expenses incurred by TNMC in connection with the former Advisory Services Agreement and the New Advisory Services Agreement for the fiscal years ended December 31, 2007 and 2008, respectively.

Prior to the merger, the Company incurred a fee from TNMC of $7,500 per month for providing Terra Nova with office space and certain general and administrative services, which amounted to $7,500 in the 2007 fiscal year.

Agreements with ALS, LLC

On February 23, 2007, the Company acquired certain assets and liabilities of ALS. The purchase price of $24.4 million consisted of cash of $19 million, the ALS Note, shares of common stock with a value of $2.5 million (439,367 shares) and the assumption of approximately $400,000 of current liabilities. ALS’s stockholders may also receive up to two additional $1 million payments in shares of common stock based on the Company’s financial and integration performance metrics in calendar years 2007 and 2008. No such payments have been made to date.

In connection with the financing transaction with ComVest, on June 20, 2008, the Company entered into the ALS Agreement with ALS and its subsidiaries whereby the parties agreed, among other things, to: (i) amend the ALS Note to provide for an outstanding principal amount of approximately $2,156,000 bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the subordination letter and (ii) issue 350,000 shares of common stock to ALS. In addition, the parties agreed that ALS may defend and indemnify the Company in connection with certain litigation involving the parties.

Pursuant to a subordination letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008, ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations owing to ComVest and so long as the Company is permitted to make such payments, the Company will make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of its obligations owing to M&T, the Company will make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  As of December 31, 2008, approximately $2,156,000 was outstanding under the ALS Note.

Transactions with Dennis Cook, The Cameron Company, LLC  and WES Health System

Dennis Cook, a member of the Company’s board of directors, served as an advisor to the board of directors since 2007. In such capacity, Mr. Cook provided ad hoc recommendations regarding general business strategy to the board of directors upon request. In connection with such services, the Company paid Mr. Cook approximately $12,000 and $4,000 during the years ended December 31, 2007 and 2008, respectively. During the fiscal year ended December 31, 2008, the Company leased office space from WES Health System (“WES”) for which it paid a total of $1,875. In addition, on March 29, 2007, Mr. Cook was granted options to purchase 20,000 shares of common stock at an exercise price of $6.10. The options vested immediately.  Mr. Cook serves as the President and Chief Executive Officer of WES and as President and Chief Executive Officer of The Cameron Company, LLC.  The Cameron Company, LLC was issued 30,258 shares of common stock in connection with the merger of Terra Nova in 2007.  During the fiscal years ended December 31, 2007 and 2008, the Company provided certain temporary employees and payroll services to WES for approximately $2,861,000, and $1,156,000, respectively.

Transactions with KOR, TZG and Optos

On August 30, 2007, the Company entered into an agreement (the “KOR Agreement”) with KOR, a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The KOR Agreement replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to the Company , on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company, on a weekly basis, a royalty equal to 50% of the net income from KOR’s operations. Through this relationship KOR operated and managed up to twelve of the Company’s former branches. The KOR Agreement was terminated on March 5, 2008 as described in Note 15 – Franchise Agreements.

On February 28, 2008, CPR and its subsidiary, CPW, entered into the Optos Licensing Agreement with Optos, of which Christopher Ferguson is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007 and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which is part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos Licensing Agreement to its lender under such credit agreements. The foregoing agreement with TZG was terminated on February 28, 2008 in connection with the Optos Licensing Agreement as described in Note 15 – Franchise Agreements.

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500 and has been recorded as an expense. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.  As of December 31, 2008, the following balances concerning the Optos Licensing Agreement have been recorded:

Accounts receivable – related party	$336,670
Accrued termination fee	(500,000)
Vendor managed services payable and other liabilities	(201,799)
Net (due) Optos	$(365,129)

Merger with Terra Nova

On February 12, 2007, CPR merged with a wholly-owned subsidiary of Terra Nova whereby as a result of the merger, stockholders of CPR received an aggregate of 6,051,549 shares of Terra Nova common stock. Of such shares, Michael Traina, Optos, Fergco, Brendan Calder, the Company’s director, Alyson Drew and Richard and Margaret Traina, the parents of Michael Traina, received 3,260,573; 2,361,313; 181,547; 90,000; 60,516 and 60,516 shares of Terra Nova common stock, respectively.

NOTE 20 — LITIGATION:

Westaff, Inc.

In February of 2007, the Company entered into a three party settlement agreement between the Company, Westaff, Inc. (“Westaff”) and 26 employees hired by the Company who formerly worked for Westaff. The settlement arose out of lawsuits filed by Westaff against certain of those employees. The terms of the settlement required the Company to make a one time cash payment of $266,000 to Westaff, plus legal fees of $56,000, and in return for such consideration Westaff agreed to release all 26 former employees of Westaff and now employed by the Company from their non-compete and non-solicitation agreements that the employees had signed while employed by Westaff. As an additional term of the settlement agreement, the Company agreed to cease the solicitation of Westaff employees. The total cost to the Company including legal expenses of $322,000 was expensed in the fiscal year 2007.

The Company also hired a high level transportation sales executive. The former partner of the high level executive, threatened litigation against the Company based on covenants not to compete related to clients that the Company was soliciting. To settle the potential claim, the Company made a one-time cash payment of $80,000 in the first quarter of fiscal 2007 to the former partner of the transportation executive in exchange for the settlement and release of all potential claims against the Company and the executive.

Temporary Services Insurance Ltd.

On September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”) alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of the Company.

The Company is also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including Advantage Services Group II, LLC (“ASG II”), in February 2007, for which it paid a portion of the purchase price at closing to the ALS Defendants, through ALS. It is alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL. TSIL requested in its complaint that its damages be satisfied from the assets transferred to the Company.  Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. the Company intends to pursue all appropriate claims for such indemnification and cannot estimate the potential liability, if any.

On January 11, 2008, the Company filed its Answer denying all claims in the TSIL Litigation and also filed a Crossclaim against ALS making claims for contractual and common law indemnity. ALS filed its Answer to the Company’s Crossclaim, denying all claims, and filed a Counterclaim asking for a declaratory judgment that it does not have to indemnify the Company and asserting a breach of contract claim based on an alleged failure to pay ALS certain amounts due under the ALS Note arising out of the acquisition of certain assets and liabilities of ALS in February 2007. The court in the TSIL Litigation entered an order dated February 22, 2008 (the “TSIL Order”), requiring the Company not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.

On or about June 20, 2008, in connection with ALS’ agreement to subordinate the ALS Note to ComVest and M&T, ALS and its subsidiaries and certain other individuals (the “ALS Parties”) entered into a letter agreement with the Company (the “ALS Agreement”). Pursuant to the ALS Agreement, the ALS Parties and the Company agreed, among other things, as follows:

•	That the ALS Parties acknowledge their obligation to indemnify the Company in connection with the TSIL Litigation, subject to certain sections of the ALS purchase agreement;

•	That the ALS Parties shall be responsible for the Company’s attorney’s fees incurred in the TSIL Litigation from June 20, 2008, not to exceed $300,000;

•
That the ALS Parties and the Company shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL Litigation, and that following such dismissal, the Company shall cooperate as reasonably requested by the ALS Parties in connection with the TSIL Litigation including consenting in connection with a request to lift the TSIL Order, or otherwise permit payment to the ALS Parties in accordance with the terms of the ALS purchase agreement and the ALS Note; and

In addition, the Company agreed not to assert its right to set off from the Note any other amounts in connection with the TSIL Litigation until such time (if at all) as a final judgment is entered against the Company in the TSIL Litigation, or the amount of TSIL’s claims against the Company are liquidated by settlement or otherwise.

ALS did not elect to provide a defense to the Company, and the Company remains represented by its own counsel. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which the Company and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between the Company and ALS with prejudice. The litigation between TSIL and ALS is currently concluding its fact discovery phase and commencing its expert discovery phase.

James W. Brown et al.

On or about October 29, 2007, the Company received a copy of a letter sent by a law firm to the California Labor & Workforce Development Agency, pursuant to which such law firm sought permission under the California Labor Code Private Attorney General Act of 2004 to file a complaint against the Company, a wholly owned subsidiary of the Company and ALS and one of its subsidiaries, on behalf of a class of employees currently and formerly employed by the defendants in California (the employees had not been named). On January 30, 2008, James W. Brown (“Brown”), on behalf of himself and all others similarly situated, on behalf of the general public and as an “aggrieved employee” under the California Labor Code Private Attorneys General Act, filed a complaint in the Superior Court of the State of California (Alameda County) (the “Brown Litigation”) against ClearPoint Advantage, LLC, a wholly owned subsidiary of CPR (“CP Advantage”). Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which the Company may seek indemnification from ALS in connection with the foregoing. the Company intends to pursue all appropriate claims for such indemnification.

The complaint in the Brown Litigation alleges that CP Advantage (i) failed to pay overtime compensation to employees who worked a 4/10 schedule but did not work a 4 day week (Calif. Labor Code Section 1194 and 2699(f)) to him and to all California employees similarly situated, (ii) failed to pay wages at the end of the assignment (Calif. Labor Code Sections 201, 202 and 203 and 2699(f)) to him and to all California employees similarly situated, (iii) failed to pay all wages due on termination (Calif. Labor Code Sections 204 and/or 204b and 2699(f)) to him and to all California employees similarly situated, (iv) failed to provide proper itemized wage statements (Calif. Labor Code Section 226(a)) to him and to all California employees similarly situated, and (v) issued checks with no in-state address for presentation that could not be cashed on demand and without a fee (Calif. Labor Code Section 212 and 2699(f)) to him and to all California employees similarly situated. On March 25, 2008, CP Advantage filed its Answer and denied all claims. In addition, on March 26, 2008, CP Advantage filed a Notice of Removal to remove the Brown Litigation to the United States District Court of the Northern District of California. Brown sought unspecified penalties, damages, interest, attorneys’ fees, costs of suit and, in relation to the claim regarding the alleged issuance of checks drawn on out-of-state banks with no in-state address for presentation, an injunction to preclude such alleged conduct.

On November 17, 2008, a settlement was reached and as part of such settlement the lawsuit was dismissed. With respect to the claim relating to the issuance of paychecks to Brown and other similarly situated California employees with no in-state address listed on the checks, and which could not be cashed without fee and on demand, the parties agreed to toll the statute of limitations until June 30, 2010, so that if any action is later brought based on those same claims, the statute of limitations on those claims will relate back to January 30, 2008.

APX Holdings, LLC

On or about March 4, 2008, Richard K. Diamond, Chapter 7 Trustee (“Trustee”) for In Re APX Holdings, LLC et al., filed a complaint (the “APX Litigation”) in the United States Bankruptcy Court in California against ASG Northern California, Advantage Services Group, the Company and MVI, alleging, among other things, that APX Holdings, LLC and other related parties (collectively, the “Debtors”) made transfers to the defendants within ninety (90) days prior to March 16, 2006 (Debtors’ petition date).  Plaintiff filed a First Amended Complaint on March 14, 2008. Plaintiff alleged that those transfers had been made to or for the benefit of the defendants as creditors of the Debtors and that the transfers had been made for or on account of an antecedent debt owed by one or more of the Debtors before the transfers had been made. Plaintiff also alleged that the transfers had been made while the Debtors were insolvent. Plaintiff made similar claims alleging that the transfers constituted the receipt of an interest of the Debtors in property and that the Debtors had received less than a reasonably equivalent value from the defendants in exchange for the transfers. Plaintiff claimed that the defendants owed plaintiff at least $506,000 plus interest and costs and such other relief deemed proper by the court.

The Company was named as a defendant in the APX Litigation because it had acquired certain assets from ALS and its wholly owned subsidiaries, which referred to themselves collectively as Advantage Services Group, in February 2007. All of the transfers alleged in the APX Litigation took place almost a year prior to the time that the Company consummated the asset acquisition with ALS.

On June 27, 2008, the Trustee filed a Stipulation dismissing the Company and MVI from the APX Litigation.

Alliance Consulting Group Associates, Inc.

On April 25, 2008, Alliance Consulting Group Associates, Inc. (“Alliance”) filed a complaint (the “Alliance Litigation”) in the Court of Common Pleas (Montgomery County, Pennsylvania), against CPR alleging that CPR failed to honor certain of its contractual obligations to pay Alliance for services rendered under a Professional Services Master Agreement, dated June 18, 2007.

Namely, Alliance alleged that CPR failed to pay approximately $600,000. Alliance seeks damages in the amount of approximately $600,000, plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.  CPR filed an answer and counterclaim on June 16, 2008. In its counterclaim, CPR alleged in a breach of contract claim that Alliance had failed to deliver certain computer programming and consulting services according to specifications and that CPR had to expend certain monies to fix the resulting problems.  On or about July 2, 2008, Alliance answered CPR’s counterclaim denying the allegations.  This litigation is currently in the discovery phase.

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ALS”) and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.

Select

On July 29, 2008, Select and Real Time, filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company and, on August 1, 2008, Select filed an amended complaint. In the amended complaint, Select alleged that the Company had entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through the Company to its clients. Select claimed that the Company owed it $1,033,210 for services performed. Select sought, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000,000 as well as court costs and other just and proper relief.

On August 22, 2008, CPR, Real Time and Select entered into the Select Settlement Agreement pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation, the Select License Agreement and the Select Subcontract. Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain $900,000 paid to it under the Select License Agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, the parties agreed not to commence any future action arising from the claims released under the Select Settlement Agreement and to terminate the Select License Agreement effective August 22, 2008. On August 28, 2008, this lawsuit was dismissed with prejudice.

Leon R. Cobaugh

On or about October 20, 2008, Leon R. Cobaugh (“Cobaugh”) filed a complaint in the Circuit Court for Chesterfield County of the Commonwealth of Virginia against the Company and Quantum. The complaint alleges that, pursuant to the Stock Purchase Agreement dated December 30, 1986 (“SPA”), Cobaugh retired from his positions as an officer, director and employee of AIDE Management Resources Corporation, the prior name of Quantum, and sold his stock in such entity to the remaining stockholders in exchange for lump sum payments and monthly payments from Quantum for the rest of Cobaugh’s life. The Company acquired all of the outstanding stock of Quantum on July 29, 2005. Upon its acquisition of Quantum, the Company assumed Quantum’s obligations under the SPA. Cobaugh alleged that the Company had failed to make the required monthly payments due under the SPA beginning June 1, 2008 and sought to recover a minimum of $200,000 as may be adjusted based on the Consumer Price Index under the SPA.  This dispute was settled on January 22, 2009.  Pursuant to the settlement agreement among the parties, past due amounts to Cobaugh were paid, and the Company agreed to continue making future payments as required by the SPA.

XL Specialty Insurance Company

On November 10, 2008, XL Specialty Insurance Company (“XL”) filed a complaint in the Supreme Court of the State of New York (New York County), and, on December 9, 2008, XL filed an amended complaint (the “XL Complaint”) alleging that, among other things, XL issued workers’ compensation insurance policies to CP Advantage during 2007 and CP Advantage failed to make certain payments with regard to claims made against CP Advantage under the policies and maintain collateral required by the insurance policy documents. XL seeks to recover from the Company, as a guarantor of CP Advantage’s obligations under the insurance policies, $745,548, in the aggregate, in connection with certain claims against and pursuant to the collateral obligations of, CP Advantage. XL, in addition to damages, seeks pre-judgment interest, attorneys’ fees, costs and expenses and such other relief deemed proper by the court.  The Company filed its answer in this matter on February 17, 2009 and contends that a third party is liable for the payments under the insurance policies pursuant to an agreement governing the sale of HRO.  This litigation is currently moving into the discovery phase.

AICCO, Inc.

On November 18, 2008, AICCO, Inc. (“AICCO”) filed a complaint the Court of Common Pleas of Bucks County, Pennsylvania against the Company alleging that AICCO agreed to finance premiums of certain insurance policies procured by the Company pursuant to a certain premium finance agreement among AICCO and the Company. AICCO claims that the Company breached the terms of such agreement by failing to make certain installment payments and seeks damages in excess of approximately $600,000, together with interest and attorney’s fees and costs.  On December 23, 2008, the Company filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to the Company’s complaint on March 27, 2009.  The Company contends that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  The Company alleged breach of contract against the joined defendants and seeks contribution and indemnification from such parties in this matter.

The Company has accrued for some, but not all, of these matters. An adverse decision in a matter for which the Company has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that the Company’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of the Company’s business strategy, which may negatively impact the Company’s financial position and results of operations.

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

NOTE 21 — SUBSEQUENT EVENTS:

Agreement with XRoads Solutions

On January 13, 2009, the Company entered into the XRoads Agreement. Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as the Company’s Interim Chief Operating Officer.  The term of the XRoads Agreement commenced on January 13, 2008 and will continue for 4 months.

The Company agreed to pay XRoads $50,000 per month for each of the first four months of Mr. Delle Donne’s services and the parties will mutually agree to a new fee structure in the event Mr. Delle Donne serves beyond that period. The Company also agreed to pay XRoads a monthly fee based upon achievement of certain increases in earnings before interest, taxes, depreciation and amortization, calculated pursuant to the XRoads Agreement (“EBITDA”). Such fee will be equal to 10% of increases in monthly EBITDA during the term of the XRoads Agreement over EBITDA for the month ended January 31, 2009, capped at $50,000 per month. The Company also agreed to pay reasonable expenses incurred by XRoads for services related to its services and remitted a retainer in the amount of $10,000 to XRoads for such purpose.  As of March 23, 2009, pursuant to the XRoads Agreement, the Company paid XRoads a total of $150,000 and the $10,000 retainer for reimbursement of expenses. Any amounts not paid by when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.

In addition, the Company issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share.  Such warrant is held in escrow, to be released within 120 days of the date of the XRoads Agreement, and will be exercisable upon such release through December 31, 2010.  In the event the XRoads Agreement is extended, the Company agreed to issue an additional warrant to purchase 75,000 shares of common stock with an expiration date of April 30, 2011.

In the event the Company elects  to pursue a financing (either in the form of debt or equity) within one year of the date of the XRoads Agreement, XRoads shall serve as its non-exclusive financial advisor for such financing in accordance with the terms of the XRoads Agreement. If such financing is consummated pursuant to the terms set forth in the XRoads Agreement, the Company agreed to pay XRoads a transaction fee based on the type and value of the transaction. The transaction fee will be prorated accordingly in the event the Company retains an additional financial advisor in connection with the transaction, but such fee shall not be less than $75,000 if XRoads’ efforts result in an bona fide financing alternative.

The Company or XRoads may terminate the XRoads Agreement at any time with at least thirty days prior written notice.  In the event of a material breach of the XRoads Agreement by either party, including, but not limited to, the Company’s failure to promptly pay amounts due for services rendered or for reimbursement of expenses, the non-breaching party may terminate the XRoads Agreement at any time thereafter upon 5 days advance notice.

On January 29, 2009, in order to assist the Company in making the payments under the XRoads agreement, the Company and ComVest entered into Amendment No. 1 (“Amendment No. 1”) to the Term Note issued by to ComVest discussed in Note 11 – Debt Obligations.  Pursuant to Amendment No. 1, the Term Note installments due and payable on each of February 1, 2009, March 1, 2009, April 1, 2009 and May 1, 2009, respectively, will be reduced by an amount equal to the positive difference (if any) of (i) the lesser of (a) $50,000 or (b) the amount paid or payable to XRoads during the immediately preceding calendar month pursuant to the XRoads agreement, minus (ii) the amount (if any) by which the aggregate Royalties collected during the immediately preceding calendar month exceeded $450,000. After the effective date of any termination of the XRoads agreement, no reduction in any subsequent Term Note installments will be permitted and, notwithstanding any extension of the services of Mr. Delle Donne beyond the initial four month term of the XRoads agreement, ComVest will not be obligated to reduce any further Term Note installments.  Amendment No. 1 also contains ComVest’s acknowledgment and consent to the Company’s amendment of the payment terms and payment schedule of the StaffBridge Note pursuant to the second Debt Extension Agreement described in Note 11 – Debt Obligations.

On March 16, 2009, the Company and StaffChex entered into Amendment No. 1 to the iLabor Agreement (the “Amendment”) pursuant to which the payment terms of the iLabor Agreement were restated.  The Amendment provides that the Company will pay StaffChex for client-approved billable work hours at the agreed-upon hourly rate with respect to such client.  Royalties payable to the Company shall be calculated based on weekly collections.  For weekly collections of less than $1.4 million, the Royalty is one and one-quarter percent (1.25%) and for weekly collections of more than $1.4 million, the Royalty is two percent (2%).  These weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4,096 followed by 52 weekly payments of $3,105 for past-due Royalties owed through February 28, 2009.  Such additional payments will commence on June 3, 2009.  The failure of StaffChex to make payments due pursuant to the iLabor Agreement constitutes a material breach.  In the event of nonpayment, StaffChex will have a ten (10) day cure period to make any delinquent payments.  If such payments remain outstanding following the cure period, StaffChex agreed to direct its affiliated receivables factoring company to make the required payment to the Company.

In addition, the Amendment provides that StaffChex may not assign, convey, sell, transfer or lease the Customer Account Property or the underlying customer agreements transferred to StaffChex without the prior written consent of the Company.  Such consent will not be required in connection with a transaction occurring after February 28, 2012 and is part of a sale of 100% of the stock of StaffChex or all or substantially all of its assets.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A(T).  Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer have concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii)  accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting.  Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As previously disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-Q for the first, second and third fiscal quarters of 2008, management identified “material weaknesses” in our internal control over financial reporting as of December 31, 2007.  A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.  The weaknesses in our internal controls over financial reporting were cited in: not maintaining an effective control environment due to the lack of documented, formal policies and procedures; not maintaining effective control over accounts payable, accounts receivable and payroll processing; not maintaining effective internal controls over the financial closing and reporting process; and not maintaining effective controls over information technology systems.  These material weaknesses could have resulted in a misstatement of the aforementioned accounts or disclosures that would result in a material misstatement the annual or interim consolidated financial statements that would not be prevented or detected.  These matters did not, in fact, have any impact on our financial statements as these issues were identified and properly accounted for within our unaudited interim consolidated financial statements for the first, second and third quarters of, or the annual consolidated financial statements for, the fiscal year ended December 31, 2008.

In response to the identified material weaknesses, our management, with oversight from our Audit Committee, undertook a remediation plan and dedicated resources to support our efforts to improve internal control over financial reporting in the affected areas. Our remediation efforts included (i) implementing new policies, procedures and documentation, and related controls in the affected areas, (ii) consolidation of personnel and reporting functions within our corporate office as relates to accounts payable and accounts receivable, as well as outsourcing of the payroll function, (iii) implementation of a regular financial closing and reporting process and (iv) enhanced controls and usage of information technology systems. We believe that these remediation efforts have improved our internal control over financial reporting, as well as our disclosure controls and procedures, and that the material weaknesses were remediated as of December 31, 2008.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO).  Based its assessment, management has concluded that, as of December 31, 2008, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2008, other than changes described under “Management’s Report on Internal Control Over Financial Reporting” above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of March 23, 2009:

Name	Age	Position	Class	Director Since	Term as Director Expires

Michael D. Traina	38	Chairman of the Board and Chief Executive Officer	A	2007	2008(4)

John G. Phillips	49	Chief Financial Officer, Secretary and Treasurer	—	—	—

Brian A. Delle Donne	52	Interim Chief Operating Officer	—	—	—

Vahan Kololian	55	Lead Director	A	2004	2008(4)

Brendan Calder (1)	62	Director	C	2004	2010

Dennis Cook	50	Director	A	2008	2008(4)

Parker Drew (2)(3)	40	Director	B	2007	2009

Harry Glasspiegel (1)(2)(3)	58	Director	C	2007	2010

Michael Perrucci (1)(2)(3)	55	Director	B	2007	2009

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating Committee
(4)
The terms expired in 2008 for Messrs. Traina, Kololian and Cook. No stockholder meeting was held in 2008 to reelect directors with expiring terms or elect new directors. Until the next stockholder meeting is held and their respective successors are elected and qualified, Messrs. Traina, Kololian and Cook will continue serving as directors.

The following information about the business experience of our directors and executive officers is based, in part, upon information supplied by such persons. Unless otherwise indicated, each individual has had the same principal occupation for more than five years.

Michael D. Traina has served as our Chairman of the board of directors and the Chief Executive Officer since February 2007 and as the Chairman of the board of directors and the Chief Executive Officer of CPR since its founding in October 2001. Previously, from January 1999 to October 2000, Mr. Traina was Chief Executive Officer for Correctional Healthcare Solutions, Inc., a portfolio company of the Lomax Companies involved in the privatization of health care in correctional facilities. From 1997 to May 2001, Mr. Traina was President and Chief Executive Officer of Foster America, Inc., a portfolio company of the Lomax Companies that provided privately managed foster care services. Mr. Traina was the Director of New Business Development for The Lomax Companies from 1996 to October 2000, where he was responsible for evaluating venture capital investment opportunities, raising capital for transactions, and advising the Lomax portfolio companies in the areas of marketing and finance. Prior to joining the Lomax team, Mr. Traina ran VICEN, Inc., a privately held direct marketing firm, from 1995 to 1996 and worked for Salomon Brothers as a corporate bond trader from 1994 to 1995. Mr. Traina holds a B.A. from Brown University and an M.B.A. from the Darden School at the University of Virginia.

John G. Phillips has served as our Chief Financial Officer since May 2008. From July 2007 to May 2008, Mr. Phillips was the Chief Financial Officer of MSL Sports & Entertainment, LLC, a sports media company. From December 2004 through December 2006, Mr. Phillips was the Chief Financial Officer of Zoologic, Inc., a software company, and was the Chief Financial Officer of Direct Data Corporation, a hardware and software company, from January 2002 through August 2004. From October 2000 until December 2001, Mr. Phillips served as the Chief Financial Officer of eSchoolMall Corporation, a company with a similar business model to our Company, that developed and supplied e-procurement proprietary software specifically targeted toward the K-12 education market. Mr. Phillips holds a B.S. in Accounting from Saint Joseph’s University.

Brian A. Delle Donne has served as our Chief Operating Officer since January 13, 2009. Mr. Donne has served as a Principal at XRoads Solutions Group, LLC, referred to as XRoads, an operational and performance improvement advisory firm, since June of 2008. Mr. Delle Donne also has served as a director of UMS Group, Inc., a global management consulting firm, since 1999. Mr. Delle Donne served as the Executive Vice President and Chief Operating Officer of Computer Horizons Corporation, an information technology staffing and solutions provider, from 2005 through 2007. Mr. Delle Donne worked as a private consultant following his service with Computer Horizons Corporation until joining XRoads. He also served as Executive Vice President and Chief Operating Officer of RCM Technologies, Inc., a staffing services provider for various markets, from 1998 through 2005. He served as Director and Member of the Executive Committee of RCM Technologies, Inc. from 2000 through 2004. Mr. Delle Donne is a graduate of Brown University.

Vahan Kololian has served as our lead director since February 2007. Previously, Mr. Kololian was ClearPoint’s (Terra Nova’s) Chairman of the board of directors and Chief Executive Officer from its inception in July 2004 until February 2007. Mr. Kololian has been the Chairman of the board of directors of Precinda Corporation, a private industrial holding company based in Toronto, since its formation in March 2000. He is founder and Managing Partner of TerraNova Partners, a private investment partnership and an affiliate of Precinda Corporation and TNMC, since September 2004, and President of TNMC since September 2004. TerraNova Partners and TNMC are affiliates of ClearPoint. Mr. Kololian is a director of Manicouagan Minerals Inc., Consolidated Puma Minerals Corp. (Chairman), Western Goldfields Inc. and Midlake Oil & Gas Limited. He is also Co-Founder and Chairman of The Mosaic Institute, a Canadian not for profit entity working in the area of cross-border conflict resolution. Mr. Kololian holds a B.A. from the University of Western Ontario and an LL.B. from the University of Ottawa.

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

Parker Drew has served as a member of our board of directors since February 2007. Mr. Drew was a Managing Director at JP Morgan Chase from April 2005 until December 2006, and was the Global Head of Trading for Natural Gas and Crude Oil. Prior to joining JP Morgan Chase, Mr. Drew was a Managing Partner at Drew Advisors, an energy focused hedge fund, where he was also a founder, from June 2004 to April 2005. From 1996 to June 2004, Mr. Drew was an Executive Director of Commodity Trading at Morgan Stanley, where he managed a large, predominantly proprietary derivatives portfolio. From 1994 to 1996, Mr. Drew was an Assistant Vice President of Natural Gas at Merrill Lynch, where he facilitated customer flow and managed a proprietary portfolio. From 1991 to 1994, Mr. Drew held various positions at Cooper Neff and Associates, Kevis Bender Investment Group, and Mabon Securities. Mr. Drew received a Finance M.B.A. from NYU Stern School of Business and an A.B. Economics and History degree from Brown University.

Harry Glasspiegel has served as a member of our board of directors since February 2007. Mr. Glasspiegel has been Chairman of Glasspiegel Ventures, LLC, which advises and invests in various outsourcing businesses since May 1999. Prior to founding the firm in 1999, Mr. Glasspiegel was Chief Executive Officer of a venture and advisory unit of CNA, a commercial and property and casualty insurer from 1997-1999. He previously served as a partner in the law firm of Pillsbury Winthrop Shaw Pittman, from April 2005 through June 2006, and as an associate and partner in its predecessor firm, Shaw Pittman Potts & Trowbridge, from 1979 to 1997, where he co-founded the firm’s global sourcing advisory practice. Since 2000, Mr. Glasspiegel has also been active in the funding, startup and oversight of CRAIG/is, Ltd., a business processing outsourcing services firm serving the insurance industry, headquartered in Jacksonville, Florida. From 1991-2008, Mr. Glasspiegel served as a Founding Advisor to the Sourcing Interests Group (SIG), an international outsourcing organization. Mr. Glasspiegel holds a B.A. from Wesleyan University and a J.D. from Wisconsin Law School.

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

Dennis Cook has served as a member of our board since December, 2008.  Mr. Cook served as an advisor to the board since 2007. In such capacity, Mr. Cook provided ad hoc recommendations regarding general business strategy to the board upon request. Mr. Cook served as the President and Chief Executive Officer of WES Health System, a managed behavioral health provider, since 1996 and as President and Chief Executive Officer of The Cameron Company, LLC, a professional services firm that provides financial marketing and management consulting services, since 2000.

Independence of Directors

We are not a “listed issuer” within the meaning of the SEC rules and regulations. We use the definition of independence of Nasdaq to determine whether our directors are independent. After review of all relevant transactions or relationships between each director, or any of his family members, and our company, senior management and independent auditors, our board has affirmatively determined that the following four directors are independent directors within the meaning of the applicable Nasdaq listing standards: Messrs. Drew, Calder, Glasspiegel and Perrucci. In making this determination, our board found that none of these directors had a material or other disqualifying relationship with our company.

Committees of the Board of Directors

Our board of directors established an audit committee, a compensation committee and a nominating committee.

Audit Committee.

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

Compensation Committee.

Messrs. Drew, Glasspiegel and Perrucci, each an independent director under Nasdaq listing standards, are members of our compensation committee. Mr. Drew is the chairman of the compensation committee. The purpose of the compensation committee is to review and approve compensation paid to our officers and directors and to administer ClearPoint’s 2006 Long-Term Incentive Plan, referred to as the 2006 plan, including authority to make and modify awards under such plan.

Nominating Committee.

Messrs. Drew, Glasspiegel and Perrucci, each an independent director under Nasdaq listing standards, are members of our nominating committee. Mr. Drew is chairman of the nominating committee. The nominating committee is responsible for overseeing the appropriate size, functioning and needs of our board of directors including, but not limited to, recruitment and retention of high quality board members and committee composition and structure. The nominating committee will identify, evaluate and recommend candidates to become members of the board of directors with the goal of creating a balance of knowledge and experience. Candidates will be reviewed in the context of current composition of the board, our operating requirements and the long-term interests of our stockholders. In conducting its assessment, the nominating committee considers and evaluates each director-candidate based upon its assessment of the criteria contained in its board of director candidate guidelines.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2008, all Section 16(a) filing requirements applicable to the reporting persons were complied with, except that:

•
one report was filed late by Vahan Kololian, a member of our board of directors and a ten percent stockholder, covering an aggregate of eight acquisitions of common stock as payment for certain services performed by TerraNova Partners;

•	one report was filed late by Mr. Kololian covering a purchase of common stock;

•
one report was filed late by each of Mr. Kololian; Brendan Calder; Parker Drew; Harry Glasspiegel and Michael Perrucci, each a member of our board of directors; Michael D. Traina, our Chief Executive Officer, chairman of our board of directors and a ten percent stockholder; and John G. Phillips, our Chief Financial Officer, Treasurer and Secretary, each covering a grant of stock options;

•	two reports were filed late by each of Mr. Drew and Christopher Ferguson, a ten percent stockholder, each covering an acquisition of warrants;

•	one report was filed late by Jack Silver, a ten percent stockholder, covering a purchase of warrants;

•	one report was filed late by Jack Silver covering a purchase of common stock and a purchase of warrants;

•	one report was filed late by Optos Capital, LLC, a ten percent stockholder, relating to the initial statement of beneficial ownership of our securities; and

•	one report was not filed by Terra Nova Partners, a ten percent stockholder, relating to the initial statement of beneficial ownership of our securities.

Code of Ethics

We adopted a code of ethics which applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our Code of Ethics may be obtained free of charge by submitting a request in writing to ClearPoint Business Resources, Inc., 1600 Manor Drive, Suite 110, Chalfont, Pennsylvania, 18914.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and our other most highly compensated executive officers, referred to as named executive officers, for all services rendered in all capacities to us and our subsidiaries during 2007 and 2008:

Name and Principal Position	Year	Salary ($)		Option Awards ($) (1)	All Other Compensation ($) (2)		Total ($)

Michael D. Traina	2008	300,000		9,372	28,079		337,451
Chief Executive Officer
(principal executive officer)	2007	286,152	(3)	41,430	27,609		355,191
John G. Phillips
Chief Financial Officer,
Treasurer and Secretary(4)	2008	101,923		4,729	6,010		112,662
Christopher Ferguson(5)	2008	57,692		(41,430)	328,281		344,543
Former President and Secretary	2007	279,229	(3)	41,430	26,752		347,411
Kurt A. Braun (6)	2008	77,895		(69,050)	90,020		98,865
Former Chief Financial Officer
and Treasurer	2007	158,524	(3)	69,050 (7)	148,760	(7)	376,334

(1)
The amount reflected in this column is the compensation cost recognized by us during the fiscal year ended December 31, 2007 or 2008, as applicable, under Financial Accounting Standards Board Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment, as modified or supplemented, referred to as SFAS 123(R), for grants made in the applicable fiscal year and prior years, if any, and does not reflect cash compensation received by the executive.  In addition, the amounts shown disregard the estimate of forfeitures related to service-based vesting conditions.  A discussion of the assumptions used in calculating these values may be found in Note 12 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K.

On March 29, 2007, we granted an option to each of Messrs. Traina and Ferguson to purchase 30,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10 per share with an expiration date of March 29, 2010. On March 29, 2007, we granted an option to Mr. Braun to purchase 140,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10 per share. Mr. Ferguson’s option to purchase 30,000 shares of our common stock expired in connection with his resignation. A portion of Mr. Braun’s option to purchase 140,000 shares of our common stock expired in connection with his resignation. Mr. Braun’s Nonqualified Stock Option Agreement dated March 30, 2007 was amended to permit Mr. Braun to exercise an option to purchase 90,000 of 140,000 shares of common stock until March 30, 2010. On August 20, 2008, we granted options to Mr. Traina and Mr. Phillips to purchase 100,000 and 50,000 shares of our common stock, respectively, at an exercise price of $0.30.  The options vest in three equal annual installments beginning on August 20, 2009 and expire on August 20, 2018.

(2)
In fiscal years 2007 and 2008, respectively, we paid the following amounts for Mr. Traina: $6,498 and $8,622 (auto allowance); $17,352 and $12,020 (health insurance premiums); $2,641 and $0 (life insurance premiums); and $1,118 and $0 (disability insurance premiums). In the fiscal year ended December 31, 2008, we also paid for certain personal travel and entertainment expenses of Mr. Traina of $7,437.

In fiscal year 2008, we paid the following amounts for Mr. Phillips: $6,010 (health insurance premiums).

In fiscal years 2007 and 2008, respectively, we paid the following amounts for Mr. Ferguson: $8,282 and $1,860 (auto allowance); $17,352 and $12,020 (health insurance premiums); $1,118 and $0 (disability insurance premiums); and $0 and $57,692 (consulting agreement). In the fiscal year ended December 31, 2008, we accrued $256,709 related to consulting fees and benefits pursuant to Mr. Ferguson’s consulting agreement.

In fiscal years 2007 and 2008, respectively, we paid the following amounts for Mr. Braun: $6,000 and $3,000 (auto allowance); $17,352 and $12,020 (health insurance premiums); $1,118 and $0 (disability insurance premiums); and $0 and $75,000 (severance pay).

(3)	This amount represents the named executive officer’s salary prior to and after the merger.

(4)	Mr. Phillips began serving as our Chief Financial Officer and Treasurer on May 28, 2008 and was appointed Secretary on November 17, 2008.

(5)	Mr. Ferguson resigned effective February 28, 2008.

(6)	Mr. Braun resigned effective June 20, 2008.

(7)
Ninety thousand of Mr. Braun’s 140,000 option shares were granted in lieu of the $124,290 payment due to him in connection with the merger. Compensation cost recognized by us during the fiscal year 2007 under SFAS 123(R) in connection with an option to purchase 90,000 shares of our common stock granted to Mr. Braun in lieu of the $124,290 payment was excluded from the “Option Awards” column and the $124,290 payment was included in the “All Other Compensation” column.

Outstanding Equity Awards at Fiscal Year-End for 2008

The following table includes certain information with respect to the unexercised options awarded to our named executive officers under the 2006 plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Michael D. Traina	30,000	(1)	—		6.10	3/29/2010
Michael D. Traina	—		100,000	(2)	0.30	8/20/2018
John G. Phillips	—		50,000	(2)	0.30	8/20/2018
Christopher Ferguson(3)	—		—		N/A	N/A
Kurt A. Braun	90,000	(1)(4)	—		6.10	3/29/2010

(1)	All options were immediately exercisable upon grant on March 29, 2007.

(2)	The options vest in three equal annual installments beginning August 20, 2009.

(3)	Mr. Ferguson’s option to purchase 30,000 shares of common stock expired in connection with his resignation.

(4)
In connection with his resignation, Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, was amended to permit Mr. Braun to exercise an option to purchase 90,000 of 140,000 shares of common stock until March 30, 2010. The balance of such option expired on June 20, 2008 in accordance with the 2006 plan.  See “—Agreements with Executive Officers—Kurt A. Braun.”

Agreements with Executive Officers

Michael D. Traina and Christopher Ferguson. In connection with the merger with Terra Nova, Michael Traina and Christopher Ferguson, each referred to as executive, entered into employment agreements with us on February 12, 2007. Pursuant to the employment agreements, Michael Traina serves as our Chief Executive Officer and Christopher Ferguson served as our President until his resignation on February 28, 2008, as discussed below. The terms of the employment agreements are substantially similar and the following summary of certain material terms of the employment agreement is applicable to both Messrs. Traina and Ferguson.

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

In the event of termination of employment upon the death of an executive, the executive’s heirs, personal representatives or estate are entitled to any unpaid portion of salary and benefits up to the date of termination and any approved but unpaid bonus for the fiscal year in which termination occurs. In the event the executive becomes disabled, the executive is entitled to receive all compensation and benefits due to him reduced dollar-for-dollar by amounts received under a disability insurance policy or plan provided by us. If the executive becomes fully disabled, as defined in the employment agreement, we have the right to terminate the executive’s employment by a vote of at least 60% of our board of directors, excluding the executive. In such event, the executive is entitled to any earned but unpaid portion of salary and benefits up to the date of termination and any approved but unpaid bonus for the then current fiscal year.

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

On February 28, 2008, Christopher Ferguson, the director, President and Secretary of ClearPoint and CPR, resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, we entered into a Separation of Employment Agreement and General Release, referred to as the separation agreement, with Mr. Ferguson. In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the separation agreement and his release of his claims, if any, under the separation agreement, Mr. Ferguson is entitled to be reimbursed for any COBRA payments for Mr. Ferguson for a period equal to 52 weeks.

Pursuant to the separation agreement, except for the parties’ continuing obligations under Mr. Ferguson’s employment agreement with us, the employment agreement is of no further force and effect. Under the separation agreement, Mr. Ferguson agreed not to stand for election as our director, and, for as long as Mr. Ferguson beneficially owns at least 5% of our outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of our board of directors.

Pursuant to the separation agreement, we entered into a consulting agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson agreed to assist us with any matters relating to the performance of his former duties and will work with us to effectively transition his current responsibilities.

Kurt A. Braun. CPR entered into an employment agreement with Kurt A. Braun dated April 18, 2005. Pursuant to the employment agreement, Mr. Braun served as CPR’s Chief Financial Officer until his resignation on June 20, 2008, as discussed below. The employment agreement also provided for an initial annual base salary of $125,000, which was subsequently increased to $150,000. In addition, Mr. Braun could receive an initial discretionary bonus of up to $30,000 per year based on CPR’s achievement of certain EBITDA targets. Mr. Braun was eligible to participate in our health and dental benefits programs, and we contributed 100% of the cost of such coverage for his family. Mr. Braun was entitled to a monthly car allowance of $400, which was increased to $500.

In addition, Mr. Braun was entitled to receive certain payments upon an initial public offering of at least a portion of our stock, a partial sale of ClearPoint or a sale of substantially all of our assets. Upon the occurrence of such events, Mr. Braun was entitled to a payment of up to $100,000 provided he remained employed with us for a period of at least three months. The consummation of the merger entitled Mr. Braun to receive such payments in accordance with his employment agreement.

The employment agreement provided that Mr. Braun was terminable at will. Pursuant to Mr. Braun’s employment agreement, upon termination by us for any reason other than for cause, as defined in the employment agreement, Mr. Braun was entitled to a severance payment in the amount of $65,000, paid over a six month period. If Mr. Braun’s employment were terminated by us for cause, Mr. Braun would not be entitled to any severance payment.

The employment agreement also contained restrictive covenants relating to confidentiality, non-competition and non-solicitation. The confidentiality provisions protect our confidential information and work product. In addition, Mr. Braun may not compete with, solicit employees from or interfere with our business relationships. The non-competition provision prohibits him from engaging in any business competing with our business within twenty-five miles of any ClearPoint office for a period of one year following termination of his employment agreement.

On June 20, 2008, Mr. Braun resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as our Chief Financial Officer, we entered into a Separation of Employment Agreement and General Release with Mr. Braun, referred to as the separation agreement. Pursuant to the separation agreement, we agreed to pay Mr. Braun salary continuation over 26 weeks and continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period. In addition, Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, was amended to permit Mr. Braun to exercise certain stock options granted to him until March 30, 2010. The balance of his stock options expired on June 20, 2008 in accordance with our 2006 plan.

We acknowledged in the separation agreement Mr. Braun’s right to have a temporary staffing company offer Mr. Braun’s services as a temporary financial consultant to other third-party companies within 25 miles of our office, and that such arrangement would not constitute a violation of Mr. Braun’s continuing obligations to us under his employment agreement, so long as such third-party companies do not compete with us and Mr. Braun’s work does not otherwise violate his continuing obligations under his employment agreement.

John G. Phillips. On June 20, 2008, we entered into an employment agreement with Mr. Phillips pursuant to which he became our Chief Financial Officer. Pursuant to the employment agreement, Mr. Phillips’ current base salary is $175,000 per year, which may be increased in accordance with our normal compensation review practices. On November 7, 2008, the Company’s board of directors increased Mr. Phillips’ base salary to $195,000 effective November 10, 2008. Mr. Phillips is also entitled to participate in any benefit plan currently available to our executive officers to the extent he is eligible under the provisions thereof, and is entitled to receive health, dental and life insurance for himself and his immediate family. Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by our Chief Executive Officer or the board of directors.

Under his employment agreement, Mr. Phillips’ employment may be terminated as follows:

(i)
Upon Mr. Phillips’ death, provided that Mr. Phillips’ heirs, personal representatives or estate will be entitled to any unpaid portion of his salary, any approved but unpaid bonus payments, and continued benefits for a period of three months;

(ii)
By us upon Mr. Phillips’ illness, physical or mental disability or other incapacity which renders him unable to perform the duties required of his position or under the employment agreement for a period of 30 consecutive calendar days or 90 calendar days within any 12 month period, provided that Mr. Phillips will be entitled to any unpaid portion of his salary and any approved but unpaid bonus payments;

(iii)
By us for cause, provided that Mr. Phillips will be entitled to all earned but unpaid salary. “Cause” is defined in the employment agreement as: (a) breach of the employment agreement or the non-disclosure and assignment of inventions agreement between Mr. Phillips and us, dated June 20, 2008; (b) conviction of a felony or any crime involving fraud, theft, moral turpitude, larceny or embezzlement; (c) an act of dishonesty, fraud, larceny, embezzlement or theft, whether by commission or omission, in connection with Mr. Phillips’ duties or in the course of Mr. Phillips’ employment with us; (d) unethical or unprofessional acts that are harmful to us or materially and adversely affect Mr. Phillips’ responsibilities to us; (e) controlled substance abuse, alcoholism or drug addiction which interferes with Mr. Phillips’ responsibilities to us or reflects negatively on our integrity or reputation; (f) gross insubordination; or (g) failure to perform duties and responsibilities which has remained uncured for 10 days after written notice of such failure was provided to Mr. Phillips;

(iv)	By us without cause, provided that:

a.
if such termination occurs on or prior to the first anniversary of May 28, 2008, Mr. Phillips will be entitled to any earned but unpaid portion of his salary, one month of salary continuation, and one month of continuation of benefits and

b.
if such termination occurs after the first anniversary of May 28, 2008, Mr. Phillips will be entitled to any earned but unpaid portion of his salary, six months of salary continuation, any approved but unpaid bonus, and six months of continuation of benefits. As a condition precedent to receipt of any severance payments upon termination without cause, Mr. Phillips is required to execute a separation and general release agreement with us.

(v)
By Mr. Phillips upon his resignation, provided that Mr. Phillips will be entitled only to any earned but unpaid salary upon such resignation, and Mr. Phillips must provide us 60 days written notice before resigning, which notice may be waived by us. During the 60 day notice period, we will continue to provide Mr. Phillips his salary and existing benefits.

The employment agreement also contains noncompetition and nonsolicitation covenants pursuant to which Mr. Phillips may not take away any person or entity that has within the past year been a customer, prospective customer, agent or vendor of our company, or interfere with our relationship with any customer, prospective customer, agent or vendor of our company. Mr. Phillips is further restricted from soliciting the employment of any employee, consultant or independent contractor of our company, and may not participate in the ownership, management or control of any business related to temporary staffing and workforce management.

Agreement with XRoads Solutions

On January 13, 2009, we entered into the XRoads Agreement with XRoads. Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as our Interim Chief Operating Officer, referred to as the Engagement. In such capacity, Mr. Delle Donne will have direct responsibility over our day to day operations and will report to Michael D. Traina, our Chief Executive Officer.  XRoads will submit bi-weekly oral or written progress reports to our board of directors. The term of the Engagement commenced on January 13, 2008 and will continue for 4 months.

We agreed to pay XRoads $50,000 per month for each of the first four months of Mr. Delle Donne’s services and the parties will mutually agree to a new fee structure in the event Mr. Delle Donne serves beyond that period.  We also agreed to pay XRoads a monthly fee based upon achievement of certain increases in our earnings before interest, taxes, depreciation and amortization, calculated pursuant to the XRoads Agreement, referred to as EBITDA. Such fee will be equal to 10% of increases in our monthly EBITDA during the term of the Engagement over our EBITDA for the month ended January 31, 2009, capped at $50 per month.  We agreed to pay reasonable expenses incurred by XRoads for services related to the Engagement and remitted a retainer in the amount of $10,000 to XRoads for such purpose.  As of March 23, 2009, we paid approximately $150,000 in fees to XRoads pursuant to the XRoads Agreement.  Any amounts not paid by us when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.

In addition, we issued XRoads a warrant to purchase up to 100,000 shares of our common stock at the exercise price of $0.12 per share.  Such warrant will be held in escrow, to be released within 120 days of the date of the XRoads Agreement, and will be exercisable upon such release through December 31, 2010. In the event the Engagement is extended, we agreed to issue an additional warrant to purchase 75,000 shares of our common stock with an expiration date of April 30, 2011.

In the event we elect to pursue a financing (either in the form of debt or equity) within one year of the date of the XRoads Agreement, XRoads shall serve as our non-exclusive financial advisor for such financing in accordance with the terms of the XRoads Agreement. If such financing is consummated pursuant to the terms set forth in the XRoads Agreement, we agreed to pay XRoads a transaction fee based on the type and value of the transaction. The transaction fee will be prorated accordingly in the event we retain an additional financial advisor in connection with the transaction, but such fee shall not be less than $75,000 if XRoads’ efforts result in an bona fide financing alternative for us.

Either party may terminate the XRoads Agreement at any time with at least thirty days prior written notice. In the event of a material breach of the XRoads Agreement by either party, including, but not limited to, our failure to promptly pay amounts due for services rendered or for reimbursement of expenses, the non-breaching party may terminate the Engagement at any time thereafter upon 5 days advance notice.

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

Types of Awards:

Options. The 2006 plan provides both for “incentive” stock options as defined in Section 422 of the Internal Revenue Code of 1986, as amended, referred to as the Code, and for options not qualifying as incentive options, both of which may be granted with any other stock-based award under the 2006 plan. Our board or committee determines the exercise price per share of common stock purchasable under an incentive or non-qualified stock option, which may not be less than 100% of the fair market value on the day of the grant or, if greater, the par value of a share of common stock. However, the exercise price of an incentive stock option granted to a person possessing more than 10% of the total combined voting power of all classes of our stock may not be less than 110% of the fair market value on the date of grant. The number of shares covered by incentive stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000, measured at the date of grant.

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

Competition; Solicitation of Customers and Employees; Disclosure of Confidential Information.

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

Term and Amendments.

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

Director Compensation for 2008

The following table sets forth certain information with respect to the compensation of our non-employee directors during 2008. For information regarding the compensation of Mr. Traina, our Chief Executive Officer, and Mr. Ferguson, our former President and Secretary, see the “Summary Compensation Table” above.

Name	Fees Earned or Paid in Cash	Option Awards (1)	Total

Brendan Calder	$15,000	$1,424	$16,424

Dennis Cook (2)	$—	$—	$—

Parker Drew	$15,000	$1,424	$16,424

Harry Glasspiegel	$15,000	$1,107	$16,107

Vahan Kololian	$15,000	$1,424	$16,424

Michael Perrucci	$15,000	$1,107	$16,107

(1)
The amount reflected in this column is the compensation cost recognized by us during the fiscal year ended December 31, 2008 under SFAS 123(R) for grants made in the applicable fiscal year and prior years, if any, and does not reflect cash compensation received by the director. A discussion of the assumptions used in calculating these values may be found in Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. However, the amounts shown disregard the estimate of forfeitures related to service-based vesting conditions. As of December 31, 2008, each of Messrs. Glasspiegel and Perrucci held options to purchase 65,000 shares of our common stock; each of Messrs. Calder, Drew and Kololian held options to purchase 75,000 shares of our common stock; and Mr. Cook held an option to purchase 20,000 shares of our common stock.

(2)	No compensation was paid to Mr. Cook as a director during 2008 because he was elected as our director effective December 31, 2008.

Following the consummation of the merger with Terra Nova, each of our directors has been compensated $15,000 per year, payable quarterly.  In the year December 31, 2008, we granted an option to each of Messrs. Glasspiegel and Perrucci to purchase 35,000 shares of our common stock; and to each of Messrs. Calder, Drew and Kololian to purchase 45,000 shares of our common stock.  All of such options vest in three equal annual installments beginning August 20, 2009 with an expiration date of August 20, 2018 and have an exercise price of $0.30 per share.  In the year December 31, 2007, we granted an option to Mr. Cook to purchase 20,000 shares of our common stock; and to each of Messrs. Calder, Drew, Glasspiegel, Perrucci and Kololian to purchase 30,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10 per share. These options expire on March 29, 2010.

See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a description of our transactions involving TNMC, an affiliate of Mr. Kololian, and WES Health System and The Cameron Company, LLC, affiliates of Mr. Cook. Such description is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of March 23, 2009 by:

•	each of our named executive officers and directors;

•	all our current executive officers and directors as a group; and

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The information about the beneficial owners contained in the table below is based on information supplied by such persons or SEC filings. Beneficial ownership of shares of common stock is determined in accordance with the rules of the SEC and includes voting or investment power with respect to common stock. Shares of common stock issuable upon the exercise of securities currently exercisable or exercisable within 60 days of March 23, 2009 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage ownership of any other person.

Except as otherwise indicated, to the knowledge of ClearPoint, the beneficial owners of common stock listed below have sole investment and voting power with respect to such shares.

As of March 23, 2009, 14,251,964 shares of our common stock were outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Michael Traina	3,290,573	(2)	23.0%
Vahan Kololian	3,835,886	(3)	24.2%
Brendan Calder	145,500	(4)	1.0%
Dennis Cook	50,528	(5)	*
Parker Drew	120,516	(6)	*
Harry Glasspiegel	30,000	(7)	*
Michael Perrucci	40,000	(8)	*
John G. Phillips	—	(9)	*
Kurt A. Braun	90,000	(10)	*
Christopher Ferguson	2,361,313	(11)	16.6%
All current directors and executive officers as a group (9 persons)	7,512,733	(12)	46.5%
TerraNova Partners L.P.	3,735,886	(13)	23.7%
Jack Silver
Sherleigh Assocs Inc. Profit Sharing Plan	2,733,771	(14)	17.1%
ComVest Capital, LLC
ComVest Capital Management LLC
ComVest Group Holdings, LLC
Michael S. Falk	2,210,825	(15)	13.4%
Roynat Merchant Capital Inc.	840,000	(16)	5.7%
ALS, LLC	789,637	(17)	5.5%

*           Denotes less than 1%.

(1)	Unless otherwise noted, the business address of each of the following beneficial owners is c/o ClearPoint Business Resources, Inc., 1600 Manor Drive, Suite 110, Chalfont, PA 18914.

(2)	Represents: (i) 3,260,573 shares of common stock held by Mr. Traina and (ii) 30,000 shares of common stock issuable upon exercise of an option.

(3)
Represents: (i) 2,235,886 shares of common stock held by TerraNova Partners and 20,000 shares of common stock held by The Kololian Foundation (Mr. Kololian beneficially owns 100% of the limited partnership interest of TerraNova Partners; he also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners. Mr. Kololian is President and Director of The Kololian Foundation.); (ii) 30,000 shares of common stock issuable upon exercise of an option; (iii) 1,500,000 shares of common stock issuable upon exercise of warrants held by TerraNova Partners; and (iv) 50,000 shares of common stock issuable upon exercise of warrants held by Cartesian Investments Inc., of which Mr. Kololian beneficially owns 50% of the outstanding common stock.

(4)
Represents (i) 90,000 shares of common stock held by Mr. Calder; (ii) 8,500 shares of common stock held by the Calbren Trust, a trust established for the benefit of Mr. Calder; (iii) 17,000 shares of common stock issuable upon exercise of warrants held by the Calbren Trust; and (iv) 30,000 shares of common stock issuable upon exercise of an option.

(5)
Represents 30,528 shares of common stock held by The Cameron Company, LLC and 20,000 shares of common stock issuable upon the exercise of an option.  Mr. Cook owns 100% of the limited liability company interest of The Cameron Company, LLC.

(6)
Represents (i) 60,516 shares of common stock held by Mr. Drew’s spouse; (ii) 30,000 shares of common stock issuable upon the exercise of warrants held by Mr. Drew’s spouse; and (iii) 30,000 shares of common stock issuable upon exercise of an option.

(7)	Represents 30,000 shares of common stock issuable upon exercise of an option.

(8)	Represents 10,000 shares of common stock held by Mr. Perrucci and 30,000 shares of common stock issuable upon exercise of an option.

(9)	No securities beneficially owned.

(10)
Represents 90,000 shares of common stock issuable upon exercise of an option. Mr. Braun resigned as ClearPoint’s Chief Financial Officer on June 20, 2008. Options to purchase 50,000 shares expired in connection with his resignation.

(11)
Represents 2,361,313 shares of common stock held by Optos, an entity controlled by Mr. Ferguson. Excludes securities held by Fergco Bros. LLC, of which Mr. Ferguson holds a 25% ownership interest, because Mr. Ferguson does not have voting or investment power over such securities.

(12)
Includes 200,000 shares of common stock issuable upon exercise of options and 1,597,000 shares of common stock issuable upon exercise of warrants.  Excludes securities held by XRoads because Mr. Delle Donne does not have voting or dispositive power over such securities.

(13)
Represents (i) 2,235,886 shares of common stock held by TerraNova Partners and (ii) 1,500,000 shares of common stock issuable upon exercise of warrants held by TerraNova Partners. Mr. Kololian beneficially owns 100% of the limited partnership interest of TerraNova Partners; he also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners.

(14)
Based on a Schedule 13G/A filed with the SEC on December 16, 2008 for Jack Silver, Sherleigh Associates Inc. Profit Sharing Plan and Sherleigh Associates Inc. Defined Benefit Pension Plan and a Form 4 filed with the SEC on December 15, 2008 for Jack Silver. Represents (i) 986,310 shares of common stock held by Sherleigh Associates Inc. Profit Sharing Plan, a trust of which Mr. Silver is the trustee and (ii) 1,747,461 shares of common stock issuable upon exercise of warrants held by Sherleigh Associates Inc. Profit Sharing Plan. The filings indicate that Mr. Silver has the sole voting and dispositive power with respect to all 2,733,771 shares of common stock beneficially owned by him. The address of the principal business office of Jack Silver is SIAR Capital LLC, 660 Madison Avenue, New York, NY 10021.

(15)
Based on a Schedule 13G filed with the SEC on June 30, 2008 for ComVest, ComVest Capital Management LLC, ComVest Group Holdings, LLC and Michael S. Falk. Represents 2,210,825 shares of common stock issuable upon the exercise of warrants held by ComVest. The Schedule 13G indicates (i) that each reporting person has shared power to vote or direct the vote and to dispose or direct the disposition of all 2,210,825 shares of common stock beneficially owned as a group; (ii) ComVest is a private investment company and (iii) the managing member of ComVest is ComVest Capital Management LLC, the managing member of which is ComVest Group Holdings, LLC, referred to as CGH. Michael Falk is the Chairman and principal member of CGH. The address of the principal business office of the reporting persons is One North Clematis, Suite 300, West Palm Beach, Florida 33401.

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

(17)
Represents (i) 439,637 shares of common stock issued in connection with ClearPoint’s purchase of certain assets and liabilities from ALS and (ii) 350,000 shares of common stock issued in connection with an amendment to a note issued by ClearPoint to ALS.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information regarding the 2006 Plan as of December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,002,008	$2.99	1,747,992
Equity compensation plans not approved by security holders	0	—	0
Total	1,002,008	$2.99	1,747,992

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Notes Issued to Related Parties

Optos and Richard and Margaret Traina

On March 1, 2005, we issued a 12% Amended and Restated Subordinated Note in the original principal amount of $300,000 due 2008 and a 9% Amended and Restated Subordinated Note in the original principal amount of $250,000 due 2008 to Optos, a Pennsylvania limited liability company wholly-owned by Christopher Ferguson, our principal stockholder and the former President, Secretary and director of ClearPoint and CPR. On July 20, 2007, we repaid the $300,000 note and $250,000 note due to Optos.

On March 1, 2005, we issued a 12% Subordinated Note in the original principal amount of $100,000 due 2008 to Richard Traina and Margaret Traina, the parents of Michael Traina, our Chairman of the board of directors, Chief Executive Officer and principal stockholder. On September 18, 2007, we repaid the $100,000 note due to Richard Traina and Margaret Traina.

Alyson Drew and Fergco

On March 1, 2005, we issued a 12% Amended and Restated Subordinated Note in the original principal amount of $100,000 due 2008 to Alyson Drew, the spouse of our director Parker Drew.

On March 1, 2005, we issued a 12% Amended and Restated Note in the original principal amount of $300,000 due March 31, 2008 to Fergco Bros LLC, a New Jersey limited liability company of which Christopher Ferguson owns a 25% ownership interest and his brothers own the remaining 75% interest.

On March 31, 2008, we amended the Drew Note and the Fergco Note by extending the maturity date from March 31, 2008 until March 31, 2009. In consideration of agreeing to amend the Drew Note and the Fergco Note, we issued a warrant to each of Alyson Drew and Fergco giving them the right to purchase 15,000 shares and 45,000 shares of our common stock, respectively, at an exercise price per share equal to $1.55. The warrants are immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. On June 20, 2008, we exercised our right to extend the maturity date of the Drew Note and the Fergco Note to March 31, 2010. In connection with such extension, each of Alyson Drew and Fergco received an additional warrant to purchase 15,000 shares and 45,000 shares of our common stock, respectively, at an exercise price of $1.55 per share. The additional warrants are immediately exercisable during the period commending on June 20, 2008 and ending on March 31, 2011.

The proceeds of these notes issued to Optos, Alyson Drew, Fergco and Richard Traina and Margaret Traina were used to fund acquisitions. Pursuant to the terms of these notes, ClearPoint has made interest only payments until the repayment of the notes, as applicable. During 2007, ClearPoint made interest payments of $32,250, $15,000, $45,000 and $14,000 to Optos, Alyson Drew, Fergco and Richard Traina and Margaret Traina, respectively.  During 2008, ClearPoint made interest payments of $15,000, and $45,000 to Alyson Drew and Fergco, respectively.  Between January 1, 2009 and March 31, 2009, ClearPoint made interest payments to Alyson Drew and Fergco in the amounts of $3,000 and $9,000, respectively.  As of March 23, 2008, $100,000 and $300,000 were outstanding under the notes issued to Alyson Drew and Fergco, respectively.

Michael Traina and Christopher Ferguson

CPR issued promissory notes, dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Michael Traina and Christopher Ferguson in consideration for loans of $800,000 made to CPR. The terms of the promissory notes issued to Messrs. Traina and Ferguson were identical. The principal amount of each promissory note was $400,000, it bore interest at the rate of 6% per annum, which was to be paid quarterly, and it was due on February 22, 2009. On February 28, 2008, CPW, a wholly owned subsidiary of CPR, advanced $800,000, on behalf of Optos, to the provider of its outsourced employee leasing program. The advanced funds were utilized for Optos’s payroll. In consideration of making the advance on its behalf, Optos assumed the foregoing promissory notes, and the underlying payment obligations.

Bridge Notes

On June 6, 2008, we issued notes referred to as the original bridge notes, to each of Michael Traina, Parker Drew and TerraNova Partners in the principal amount of $104,449, $50,000 and $100,000, respectively. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to us. TerraNova Partners, our principal stockholder, is 100% owned by Mr. Kololian, our lead director and principal stockholder. Mr. Kololian also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners. The original bridge notes contained identical terms and were unsecured and payable on demand. No interest accrued on the unpaid principal balance of the original bridge notes until demand. After demand, the original bridge notes bore interest at an annual rate of 5%. On June 26, 2008, we issued amended and restated notes, referred to as the amended bridge notes, to each holder of the original bridge notes. The amended bridge notes contained identical terms and provided that (i) the principal amount of the amended bridge notes bore interest at a rate of 8% per annum, payable quarterly and (ii) we had the right to repay the amended bridge notes in shares of our common stock at a price equal to the closing price of our common stock on June 26, 2008. The amended bridge notes did not contain the provision stating that the principal balance will bear interest only upon demand, as provided in the original bridge note. Mr. Drew’s amended bridge note was repaid in full and Mr. Traina was repaid $5,000 during the quarter ended June 30, 2008. The balance of Mr. Traina’s loan was repaid in July 2008. On August 12, 2008, our board of directors approved the payment of the amended bridge note issued to TerraNova Partners in 204,082 shares of common stock in accordance with the terms of the amended bridge note.  On March 6, 2009, such shares were issued to TerraNova Partners.

Agreements with Related Parties

Separation Agreement and Consulting Agreement with Christopher Ferguson

On February 28, 2008, Christopher Ferguson, our former director, President and Secretary resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, we entered into a Separation of Employment Agreement and General Release with Mr. Ferguson referred to as the separation agreement. In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the separation agreement and his release of his claims, if any, under the separation agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the separation agreement, on April 18, 2008, CPR entered into a consulting agreement, referred to as the consulting agreement, with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. During 2008, we paid $57,692 to Mr. Ferguson pursuant to the consulting agreement.  The balance of $256,709 due to Mr. Ferguson pursuant to the consulting agreement was accrued.

Separation Agreement with Kurt Braun

On July 20, 2008, Kurt Braun, our former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation, we entered into a Separation of Employment Agreement and General Release with Mr. Braun, referred to as the separation agreement. In consideration of Mr. Braun’s agreement to be legally bound by the terms of the separation agreement, we have agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; and (iii) pay Mr. Braun the balance of any accrued but unused vacation or PTO hours, minus all payroll deductions required by law or authorized by Mr. Braun. During 2008, we paid approximately $75,000 to Mr. Braun pursuant to the foregoing agreement.  In 2009, we are not obligated to make any payments to Mr. Braun pursuant to the foregoing agreement.

Agreements with TerraNova Management

TNMC, an affiliate of Mr. Kololian was retained to provide certain advisory services to us, effective upon the closing of the merger with Terra Nova, pursuant to the Advisory Services Agreement between TNMC and us, dated February 12, 2007, referred to as the advisory agreement. Mr. Kololian controls 100% of the voting interest and 55% of the non-voting equity interest of TNMC. Pursuant to the advisory agreement, TNMC provided services to us including: advice and assistance to us in our analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services. During the fiscal year ended December 31, 2007, TNMC received a fixed advisory fee of $175,000 (prorated for a partial year) for such services. Pursuant to the terms of the advisory agreement, it was terminated effective February 11, 2008, however TNMC continued to provide substantially similar services under substantially similar terms to us on a monthly basis.

On June 26, 2008, we entered into a new Advisory Services Agreement, referred to as the new advisory agreement, with TNMC. Pursuant to the new advisory agreement, we agreed to provide compensation to TNMC for its services since the expiration of the former advisory agreement and to engage TNMC to provide future advisory services. The new advisory agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term. We will compensate TNMC for services rendered since expiration of the former advisory agreement and for advisory services similar to those performed under the former advisory agreement. Monthly fees payable to TNMC under the new advisory agreement are capped at $50,000 per month. Fees payable to TNMC may be paid 100% in shares of our common stock, at our option. Beginning in the month of June, 2008, 75% of the fees payable to TNMC may also be paid in shares of our common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of our common stock made as payments under the new advisory agreement will be priced at the month-end closing price for each month of services rendered. During the fiscal year ended December 31, 2008 and between January 1, 2009 and March 23, 2009, we incurred approximately $292,665 and $0, respectively in fees owing to TNMC for such services.

Our board of directors approved payment of $266,000 for the services performed by TNMC pursuant to the new advisory agreement in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock.

Additionally, we recorded approximately $99,202 and $1,573 for reimbursement of expenses incurred by TNMC in connection with the advisory services agreement during the years ended December 31, 2008 and 2007, respectively.

Prior to the merger, we incurred a fee from TNMC of $7,500 per month for providing Terra Nova with office space and certain general and administrative services, which amounted to $7,500 in the 2007 fiscal year.

Agreements with ALS, LLC

On February 23, 2007, we acquired certain assets and liabilities of ALS. The purchase price of $24.4 million consisted of cash of $19 million, the ALS Note, shares of our common stock with a value of $2.5 million (439,367 shares) and the assumption of approximately $400,000 of current liabilities. ALS’s stockholders may also receive up to two additional $1 million payments in shares of our common stock based on our financial and integration performance metrics in calendar years 2007 and 2008. No such payments have been made to date.

In connection with the financing transaction with ComVest, on June 20, 2008, we entered into the ALS Agreement with ALS and its subsidiaries whereby the parties agreed, among other things, to: (i) amend the ALS Note to provide for an outstanding principal amount of $2,156,000 bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the subordination letter and (ii) issue 350,000 shares of our common stock to ALS. In addition, the parties agreed that ALS may defend and indemnify us in connection with certain litigation involving the parties.

Pursuant to a subordination letter sent by ALS to ComVest, M&T and us dated June 20, 2008, ALS agreed that we may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations owing to ComVest and so long as we are permitted to make such payments, we will make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of our obligations owing to M&T, we will make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  As of March 23, 2009, approximately $2,156,000 was outstanding under the ALS Note.  During the years ended December 31, 2008 and 2007, we paid $0 and $57,534, respectively, in interest to ALS pursuant to the ALS Note. We have accrued $58,098 in interest payable to ALS pursuant to the ALS Note since the ALS Note was amended on June 20, 2008.

Transactions with Dennis Cook, The Cameron Company, LLC  and WES Health System

Dennis Cook, a member of our board of directors, served as an advisor to the board of directors since 2007. In such capacity, Mr. Cook provided ad hoc recommendations regarding general business strategy to our board of directors upon request. In connection with such services, we paid Mr. Cook approximately $12,000 and $4,000 during the fiscal years ended December 31, 2007 and 2008, respectively. During the fiscal year ended December 31, 2008, we leased office space from WES for which we paid a total of $1,875. In addition, on March 29, 2007, Mr. Cook was granted an option to purchase 20,000 shares of our common stock at an exercise price of $6.10. The option vested immediately.  Mr. Cook serves as the President and Chief Executive Officer of WES Health System, referred to as WES.  During the fiscal years ended December 31, 2007 and 2008 and between January 1, 2009 and March 23, 2009, we provided certain temporary employees and payroll services to WES for approximately $2,861,000, $1,156,000 and $0, respectively.

Merger with Terra Nova

On February 12, 2007, CPR merged with a wholly-owned subsidiary of Terra Nova whereby as a result of the merger, stockholders of CPR received an aggregate of 6,051,549 shares of Terra Nova common stock. Of such shares, Michael Traina, Optos, Fergco, Brendan Calder, our director, Alyson Drew, Richard and Margaret Traina and The Cameron Company, LLC, which is controlled by Mr. Cook, our director, received 3,260,573; 2,361,313; 181,547; 90,000; 60,516; 60,516 and 30,528 shares of Terra Nova common stock, respectively.

Independence of Directors

See Part III, Item 10 “Directors, Executive Officers and Corporate Governance—Independence of Directors,” which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Principal Accounting Fees

The following table presents fees for professional audit and other services rendered by Parente Randolph, LLC and Lazar Levine & Felix LLP for fiscal 2008 and 2007, respectively:

	2008	2007
Audit Fees	$405,755	$400,291
Audit-Related Fees	—	137,399
Tax Fees	45,000	98,938
All Other Fees	—	—
Total	$450,755	$636,628

Audit fees.  Audit fees include fees for the audit of our consolidated financials statements for the years ended December 31, 2008 and 2007, reviews of our quarterly financial statements for each of the quarters in the years ended December 31, 2008 and 2007 and in 2008, fees in connection with the filing of registration statements and consultation on accounting standards and transactions and in 2007, fees for SEC registration statements in connection with the merger, the acquisition of ALS and other transactions, consents and consultation on accounting standards or transactions.

Audit-related fees.  Audit related fees for 2007 primarily relate to services rendered in connection with the issuance of agreed-upon procedures reports and comfort letters in connection with the merger.

Tax fees.  Tax fees consist of tax compliance, preparation, filing and consultation services.

All other fees.  No other fees were incurred.

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

(a)(1) Financial Statements

The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2008 and 2007.

Consolidated Statements of Operations for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008 and 2007.

(a)(2) Financial Statement Schedule

CLEARPOINT BUSINESS RESOURCES, INC.

SCHEDULE II – VALUATION AND QUALIFYING ACCOUNTS

Description	Balance at Beginning of Period	Additions	Deductions	Balance at End of Period
Year ended December 31, 2007
Allowance for doubtful accounts	$405	$2,774	$0	$3,179

(a)(3) Listing of Exhibits

The Exhibits are listed in the Exhibit Index beginning on page E-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 15, 2009

CLEARPOINT BUSINESS RESOURCES, INC.

By:	/s/ Michael D. Traina
Name:	Michael D. Traina
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 15, 2009.

Signature	Title

/s/ Michael D. Traina	Chief Executive Officer and Chairman of the Board of
Michael D. Traina	Directors (principal executive officer)

/s/ John G. Phillips	Chief Financial Officer and Treasurer (principal financial
John G. Phillips	and accounting officer)

/s/ Vahan Kololian	Lead Director
Vahan Kololian

/s/ Brendan Calder	Director
Brendan Calder

/s/ Dennis Cook	Director
Dennis Cook

/s/ Michael Perrucci	Director
Michael Perrucci

/s/ Parker Drew	Director
Parker Drew

/s/ Harry Glasspiegel	Director
Harry Glasspiegel

EXHIBIT INDEX

Exhibit No.	Description
2.1
Agreement and Plan of Merger dated August 9, 2006, by and among Terra Nova Acquisition Corporation, CPBR Acquisition, Inc., ClearPoint Business Resources, Inc. and the stockholders of ClearPoint Business Resources, Inc. (incorporated by reference from Annex A to the Definitive Proxy Statement filed January 22, 2007).

2.2.1
Asset Sale and Purchase Agreement dated as of February 23, 2007, by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint Business Resources, Inc. (incorporated by reference from Exhibit 2.1 to Form 8-K filed February 28, 2007).

2.2.2
Agreement to Reform Asset Purchase Agreement effective as of February 23, 2007 by and among ALS, LLC, Advantage Services Group II, LLC, ALSC, LLC, ALSC II, LLC, ALSC III, LLC, ALSC IV, LLC, ASG, LLC, Joseph Raymond, Michael J. O’Donnell, Kevin O’Donnell, Michael W. O’Donnell and ClearPoint Business Resources, Inc. (incorporated by reference from Exhibit 2.1 to Form 10-Q filed November 14, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference from Annex B of the Definitive Proxy Statement filed January 22, 2007).

3.2	Amended and Restated Bylaws (incorporated by reference from Exhibit 3.2 to Form 8-K filed January 7, 2008).

4.1	Specimen Common Stock Certificate (incorporated by reference from Exhibit 4.2 to Form 8-K filed February 12, 2007).

4.2.1	Form of Warrant Agreement (incorporated by reference from Exhibit 4.5 to the Registration Statement on Form S-1 (File No. 333-122439) filed January 31, 2005).

4.2.2
Warrant Clarification Agreement between Continental Stock Transfer and Trust Company and Terra Nova Acquisition Corporation (incorporated by reference from Exhibit 4.1 to Form 8-K filed on September 12, 2006).

4.2.3	Specimen Warrant Certificate (incorporated by reference from Exhibit 4.3 to Form 8-K filed February 12, 2007).

4.3.1	Form of Unit Purchase Option (incorporated by reference from Exhibit 4.4 to Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-122439) filed April 4, 2005).

4.3.2	Amendment to Unit Purchase Options between Terra Nova Acquisition Corporation and the holders thereof (incorporated by reference from Exhibit 4.2 to Form 8-K filed on September 12, 2006).

4.3.3	Specimen Unit Certificate (incorporated by reference from Exhibit 4.1 to Form 8-K filed February 12, 2007).

4.4
Form of Registration Rights Agreement among Terra Nova Acquisition Corporation and the undersigned parties listed under the signature page (incorporated by reference from Exhibit 10.17 to the Registration Statement on Form S-1 (File No. 333-122439) filed January 31, 2005).

4.5
ClearPoint Business Resources, Inc. 9% Subordinated Note Due 2008, dated March 1, 2005, in the original principal amount of $250,000 to Optos Capital, LLC, a Pennsylvania limited liability company that is wholly-owned by Christopher B. Ferguson (incorporated by reference from Exhibit 10.12 to Form 8-K filed February 12, 2007).

4.6	Form of ClearPoint Business Resources, Inc. 12% Subordinated Note Due 2008, dated March 1, 2005 (incorporated by reference from Exhibit 10.11 to Form 8-K filed February 12, 2007).

4.7.1	6% Note due 2007 issued to shareholders of StaffBridge, Inc. dated August 14, 2006 (incorporated by reference from Exhibit 4.1 to Form 8-K filed January 7, 2008).

4.7.2	Amendment to Note payable to the shareholders of StaffBridge, Inc. dated December 31, 2007 (incorporated by reference from Exhibit 4.1 to Form 8-K filed January 7, 2008).

4.8	Form of 7% Subordinated Promissory Note due 2008 issued to ALS, LLC. (incorporated by reference from Exhibit 4.9 to Form 10-Q filed May 21, 2007).

4.9
Registration Rights Agreement dated as of February 23, 2007 by and between ClearPoint Business Resources, Inc. and ALS, LLC (incorporated by reference from Exhibit 4.1 to Form 8-K filed February 28, 2007).

4.10.1	6% Subordinated Note due 2008 issued to Blue Lake Rancheria (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed May 14, 2007).

4.10.2	10% Amended and Restated Promissory Note issued to Blue Lake Rancheria, dated April 14, 2008 (incorporated by reference from Exhibit 10.19 to Form 10-Q filed May 20, 2008).

4.11.1	12% Second Amended and Restated Promissory Note due 2009 issued to Alyson P. Drew, dated March 31, 2008 (incorporated by reference from Exhibit 10.11 to Form 10-Q filed May 20, 2008).

4.11.2	Warrant issued to Alyson P. Drew, dated March 31, 2008 (incorporated by reference from Exhibit 4.1 to Form 10-Q filed May 20, 2008).

4.11.3	Form of Warrant issued to Alyson P. Drew dated June 20, 2008 (incorporated by reference from Exhibit 4.7 to Form 8-K/A filed July 7, 2008).

4.12.1	12% Second Amended and Restated Promissory Note due 2009 issued to B&N Associates, LLC, dated March 31, 2008 (incorporated by reference from Exhibit 10.12 to Form 10-Q filed May 20, 2008).

4.12.2	Warrant issued to B&N Associates, LLC, dated March 31, 2008 (incorporated by reference from Exhibit 4.2 to Form 10-Q filed May 20, 2008).

4.12.3	Form of Warrant issued to B&N Associates, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.8 to Form 8-K/A filed July 7, 2008).

4.13.1	12% Second Amended and Restated Promissory Note due 2009 issued to Fergco Bros Partnership, dated March 31, 2008 (incorporated by reference from Exhibit 10.13 to Form 10-Q filed May 20, 2008).

4.13.2	Warrant issued to Fergco Bros Partnership, dated March 31, 2008 (incorporated by reference from Exhibit 4.3 to Form 10-Q filed May 20, 2008).

4.13.3	Form of Warrant issued to Fergco Bros Partnership dated June 20, 2008 (incorporated by reference from Exhibit 4.9 to Form 8-K/A filed July 7, 2008).

4.14.1	12% Second Amended and Restated Promissory Note due 2009 issued to Matthew Kingfield, dated March 31, 2008 (incorporated by reference from Exhibit 10.14 to Form 10-Q filed May 20, 2008).

4.14.2	Warrant issued to Matthew Kingfield, dated March 31, 2008 (incorporated by reference from Exhibit 4.4 to Form 10-Q filed May 20, 2008).

4.14.3	Form of Warrant issued to Matthew Kingfield dated June 20, 2008 (incorporated by reference from Exhibit 4.10 to Form 8-K/A filed July 7, 2008).

4.15.1	Form of Demand Promissory Note issued to Michael Traina dated June 6, 2008 (incorporated by reference from Exhibit 4.1 to Form 8-K/A filed July 7, 2008).

4.15.2	Form of 8% Amended and Restated Demand Promissory Note issued to Michael Traina dated June 26, 2008 (incorporated by reference from Exhibit 4.13 to Form 8-K/A filed July 7, 2008).

4.16.1	Form of Demand Promissory Note issued to Parker Drew dated June 6, 2008 (incorporated by reference from Exhibit 4.2 to Form 8-K/A filed July 7, 2008).

4.16.2	Form of 8% Amended and Restated Demand Promissory Note issued to Parker Drew dated June 26, 2008 (incorporated by reference from Exhibit 4.14 to Form 8-K/A filed July 7, 2008).

4.17.1	Form of Demand Promissory Note issued to Terra Nova Partners, L.P. dated June 6, 2008 (incorporated by reference from Exhibit 4.3 to Form 8-K/A filed July 7, 2008).

4.17.2	Form of 8% Amended and Restated Demand Promissory Note issued to Terra Nova Partners, L.P. dated June 26, 2008 (incorporated by reference from Exhibit 4.15 to Form 8-K/A filed July 7, 2008).

4.18	Form of Warrant issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.4 to Form 8-K/A filed July 7, 2008).

4.19
Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 1,200,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.5 to Form 8-K/A filed July 7, 2008).

4.20
Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 300,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.6 to Form 8-K/A filed July 7, 2008).

4.21	Registration Rights Agreement by ClearPoint Business Resources for the benefit of ComVest and M&T dated June 20, 2008 (incorporated by reference from Exhibit 4.16 to Form 8-K/A filed July 7, 2008).

10.1	New Staff, Inc. Asset Sale and Purchase Agreement with Allied Contract Services, LLC dated June 18, 2004 (incorporated by reference from Exhibit 10.13 to Form 8-K filed February 12, 2007).

10.2
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

10.6
Purchase Agreement by and among ClearPoint Resources, Inc., ClearPoint HRO, LLC and AMS Outsourcing, Inc., effective as of February 7, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 13, 2008).

10.7.1	Asset Purchase Agreement by and between ClearPoint Resources, Inc. and StaffChex, Inc., dated as of February 28, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 5, 2008).

10.7.2
iLabor Network Supplier Agreement among ClearPoint Resources, Inc., StaffChex, Inc. and StaffChex Servicing, LLC dated February 28, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K filed March 20, 2009).

10.7.3
Amendment No. 1 to iLabor Network Supplier Agreement among ClearPoint Resources, Inc., StaffChex, Inc. and StaffChex Servicing, LLC dated March 16, 2009 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 20, 2009).

10.8*	Form of Michael D. Traina Employment Agreement (incorporated by reference from Annex H of the Definitive Proxy Statement filed January 22, 2007).

10.9.1*	Form of Christopher Ferguson Employment Agreement (incorporated by reference from Annex I of the Definitive Proxy Statement filed January 22, 2007).

10.9.2*
Separation of Employment Agreement and General Release between Christopher Ferguson and ClearPoint Business Resources, Inc., dated February 28, 2008 (incorporated by reference from Exhibit 10.8 to Form 10-Q filed May 20, 2008).

10.9.3	Consulting Agreement by and between ClearPoint Resources, Inc. and Chris Ferguson, dated April 18, 2008 (incorporated by reference from Exhibit 10.22 to Form 10-Q filed May 20, 2008).

10.10.1*	Kurt Braun Employment Agreement dated April 4, 2005 (incorporated by reference from Exhibit 10.8 to Form 8-K filed February 12, 2007).

10.10.2*
Separation of Employment Agreement and General Release among ClearPoint Business Resources, Inc. and Kurt Braun dated June 20, 2008 (incorporated by reference from Exhibit 10.13 to Form 8-K/A filed July 7, 2008).

10.11*	Todd Warner Employment Agreement dated February 16, 2005 (incorporated by reference from Exhibit 10.9 to Form 8-K filed February 12, 2007).

10.12*	Employment Agreement among ClearPoint Business Resources, Inc. and John G. Phillips dated June 20, 2008 (incorporated by reference from Exhibit 10.12 to Form 8-K/A filed July 7, 2008).

10.13*	Director Compensation (incorporated by reference from Exhibit 10.8 to Form 10-Q filed May 21, 2007).

10.14.1*	2006 Long-Term Incentive Plan (incorporated by reference from Annex C of the Definitive Proxy Statement filed January 22, 2007).

10.14.2*
Form of Non-qualified Stock Option Agreement under ClearPoint Business Resources, Inc. 2006 Long-Term Incentive Plan (incorporated by reference from Exhibit 10.1 to the Registration Statement on Form S-8 (File No. 333-144209) filed on June 29, 2007).

10.15.1
Credit Agreement dated as of February 23, 2007 among ClearPoint Business Resources, Inc., the several banks and other financial institutions from time to time parties thereto and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 28, 2007).

10.15.2
First Amendment to Credit Agreement dated July 13, 2007, by and between ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company (incorporated by reference from Exhibit 10.3 to Form 10-Q filed November 13, 2007).

10.15.3
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

10.15.4
Second Amendment to Credit Agreement among ClearPoint Business Resources, Inc., several banks and other financial institutions parties to the Credit Agreement and Manufacturers and Traders Trust Company, dated as of March 21, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 28, 2008).

10.15.5
Amended and Restated Term Note, dated July 13, 2007, payable to Manufacturers and Traders Trust Company in the original principal amount of $5,000,000 (incorporated by reference from Exhibit 4.1 to Form 10-Q filed November 13, 2007).

10.15.6
Waiver among ClearPoint Business Resources, Inc., the several banks and other financial institutions parties to the Credit Agreement dated as of February 23, 2007 (collectively, the “Lenders”) and Manufacturers and Traders Trust Company, as Administrative Agent for the Lenders, dated April 14, 2008 (incorporated by reference from Exhibit 10.21 to Form 10-Q filed May 20, 2008).

10.15.7
Loan Modification and Restructure Agreement among ClearPoint Business Resources, Inc., its subsidiaries listed on the signature page thereto, and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.8 to Form 8-K/A filed July 7, 2008).

10.15.8
Subordination and Intercreditor Agreement by and between ComVest Capital, LLC and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.7 to Form 8-K/A filed July 7, 2008).

10.16.1
Waiver and Consent by and among ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated November 12, 2008 (incorporated by reference from Exhibit 10.4 to Form 10-Q filed November 14, 2008).

10.16.2
Waiver and Consent by and among ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated December 19, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K/A filed December 22, 2008).

10.17	6% Promissory Note due 2009 issued to Chris Ferguson, dated February 22, 2008 (incorporated by reference from Exhibit 10.2 to Form 10-Q filed May 20, 2008).

10.18	6% Promissory Note due 2009 issued to Michael Traina, dated February 22, 2008 (incorporated by reference from Exhibit 10.3 to Form 10-Q filed May 20, 2008).

10.19	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Alyson P. Drew, dated June 25, 2008 (incorporated by reference from Exhibit 10.14 to Form 8-K/A filed July 7, 2008).

10.20
Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Fergco Bros Partnership, dated June 25, 2008 (incorporated by reference from Exhibit 10.15 to Form 8-K/A filed July 7, 2008).

10.21
Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to B&N Associates, LLC, dated June 25, 2008 (incorporated by reference from Exhibit 10.16 to Form 8-K/A filed July 7, 2008).

10.22	Notice of Extension of Maturity Date of 12% Amended and Restated Note issued to Matthew Kingfield, dated June 25, 2008 (incorporated by reference from Exhibit 10.17 to Form 8-K/A filed July 7, 2008).

10.23
Subordination Agreement by and among ComVest Capital, LLC; B&N Associates, LLC; Alyson P. Drew; Fergco Bros Partnership; Matthew Kingfield; and ClearPoint Business Resources, Inc. dated June 20, 2008 (incorporated by reference from Exhibit 10.6 to Form 8-K/A filed July 7, 2008).

10.24.1
Revolving Credit and Term Loan Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc. dated as of June 20, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed July 7, 2008).

10.24.2	Form of Term Note issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.12 to Form 8-K/A filed July 7, 2008).

10.24.3
Amendment No. 1 dated January 29, 2009 to Term Note dated June 20, 2008 issued by ClearPoint Business Resources, Inc. to ComVest Capital, LLC (incorporated by reference from Exhibit 10.3 to Form 8-K filed February 4, 2009).

10.24.4	Form of Revolving Credit Note issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.11 to Form 8-K/A filed July 7, 2008).

10.25
Collateral Agreement by and among ClearPoint Business Resources, Inc., those subsidiaries set forth on the signature page and ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 10.3 to Form 8-K/A filed July 7, 2008).

10.26
Guaranty Agreement in favor of ComVest Capital, LLC made by each of the entities set forth on the signature page, dated June 20, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K/A filed July 7, 2008).

10.27
Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Michael D. Traina dated June 20, 2008 (incorporated by reference from Exhibit 10.4 to Form 8-K/A filed July 7, 2008).

10.28
Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and John Phillips dated June 20, 2008 (incorporated by reference from Exhibit 10.5 to Form 8-K/A filed July 7, 2008).

10.29	Voting Agreement and Irrevocable Proxy among Michael Traina, Christopher Ferguson and Vahan Kololian dated June 20, 2008 (incorporated by reference from Exhibit 10.9 to Form 8-K/A filed July 7, 2008).

10.30.1	Waiver and Consent by and among ClearPoint Business Resources, Inc. and ComVest Capital, LLC dated November 7, 2008. (incorporated by reference from Exhibit 10.3 to Form 10-Q filed November 14, 2008).

10.30.2
Waiver and Consent by and among ClearPoint Business Resources, Inc. and ComVest Capital, LLC dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed December 22, 2008).

10.31	Letter Agreement among ClearPoint Business Resources, Inc., ALS, LLC and its subsidiaries dated June 20, 2008 (incorporated by reference from Exhibit 10.10 to Form 8-K/A filed July 7, 2008).

10.32
Subordination Agreement issued by ALS to ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.11 to Form 8-K/A filed July 7, 2008).

10.33.1	Form of Debt Extension Agreement issued by the former shareholders of StaffBridge, Inc. dated June 30, 2008 (incorporated by reference from Exhibit 10.26 to Form 10-Q filed August 14, 2008).

10.33.2	Debt Extension Agreement issued by the former shareholders of StaffBridge, Inc. dated December 31, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2009).

10.34
Form of Subordination Agreement issued by the former shareholders of StaffBridge, Inc. to ComVest Capital, LLC and ClearPoint Resources, Inc. dated June 30, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-Q filed August 14, 2008).

10.35
Office Space Lease for New Britain Corporate Center by and between New Britain Land Limited Partnership (as Landlord) and Mercer Staffing, Inc. (as Tenant) dated April 14, 2005 (incorporated by reference from Exhibit 10.35 to the Registration Statement on Form S-1 (File No. 333-156450) filed December 24, 2008).

10.36.1	Form of Advisory Services Agreement with TerraNova Management Corp. (incorporated by reference from Exhibit 10.7 to Form 8-K filed on August 15, 2006).

10.36.2
Advisory Services Agreement by and between ClearPoint Business Resources, Inc. and TerraNova Management Corp. dated June 26, 2008 (incorporated by reference from Exhibit 10.18 to Form 8-K/A filed July 7, 2008).

10.37.1
Franchise Agreement, dated August 13, 2007, by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 13, 2007).

10.37.2
Termination Agreement by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.3 to Form 8-K filed March 5, 2008).

10.38.1	Franchise Agreement, dated August 30, 2007, by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 13, 2007).

10.38.2	Termination Agreement by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC, dated March 5, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 11, 2008).

10.39.1
Licensing Agreement by and between ClearPoint Resources, Inc., ClearPoint Workforce, LLC and Optos Capital, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K filed March 5, 2008).

10.39.2
Assignment and Assumption Agreement and Bill of Sale by and between Optos Capital, LLC and ClearPoint Resources, Inc., dated February 28, 2008 (incorporated by reference from Exhibit 10.7 to Form 10-Q filed May 20, 2008).

10.39.3	Termination Agreement by and between ClearPoint Resources, Inc. and Optos Capital, LLC, dated April 8, 2008 (incorporated by reference from Exhibit 10.16 to Form 10-Q filed May 20, 2008).

10.40.1	Agreement by and between ClearPoint Resources, Inc. and Blue Lake Rancheria dated March 31, 2008 (incorporated by reference from Exhibit 10.15 to Form 10-Q filed May 20, 2008).

10.40.2
Escrow Agreement by and among ClearPoint Business Resources, Inc., ClearPoint Resources, Inc., Blue Lake Rancheria and Archer & Archer, P.C., dated April 14, 2008 (incorporated by reference from Exhibit 10.20 to Form 10-Q filed May 20, 2008).

10.41.1**
License Agreement by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc., dated April 8, 2008 (incorporated by reference from Exhibit 10.17 to Form 10-Q filed May 20, 2008).

10.41.2
Temporary Help Services Subcontract by and between ClearPoint Resources, Inc. and Koosharem Corp., d/b/a Select Staffing, dated April 8, 2008 (incorporated by reference from Exhibit 10.18 to Form 10-Q filed May 20, 2008).

10.41.3
Settlement Agreement and Release dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing; Real Time Staffing Services, Inc. d/b/a Select Staffing; and ClearPoint Resources, Inc.  (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 2008).

10.41.4
First Amendment to Temporary Help Services Subcontract dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc.  (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2008).

10.42	Letter Agreement dated January 13, 2009 among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed February 4, 2009).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference Note 17 to the Notes to the Consolidated Financial Statements).

21.1	List of Subsidiaries.

23.1	Consent of Parente Randolph LLP.

23.2	Consent of Lazar Levine & Felix LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of ClearPoint’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of ClearPoint’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.