Form 10-Q
period 2009-03-31
Clearpoint Business Resources, Inc
filed 2009-05-20
CIK 1298663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of May 11, 2009
Common Stock	14,251,964

CLEARPOINT BUSINESS RESOURCES, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1.                      FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

- ASSETS -

	March 31, 2009	December 31, 2008 2008
	(Unaudited)	(Audited)
CURRENT ASSETS
Cash and cash equivalents	$319,232	$960,145
Accounts receivable, net of allowance for doubtful accounts of $5,574,921 and $5,774,921 at March 31, 2009 and December 31, 2008, respectively	78,093	736,750
Accounts receivable – related party	502,339	336,670
Unbilled revenue	61,530	127,685
Prepaid expenses and other current assets	62,386	217,882
Refundable federal income tax	26,128	26,128
TOTAL CURRENT ASSETS	1,049,708	2,405,260
EQUIPMENT, FURNITURE AND FIXTURES, net	1,193,930	1,296,689
INTANGIBLE ASSETS, net	120,833	133,333
DEFERRED FINANCING COSTS, net of current	469,389	536,444
OTHER ASSETS	968,277	709,404
TOTAL ASSETS	$3,802,137	$5,081,130

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED BALANCE SHEETS

  - LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) -

	March 31, 2009	December 31, 2008 2008
	(Unaudited)	(Audited)
CURRENT LIABILITIES
Current portion of long-term debt	$5,498,192	$5,950,209
Accounts payable	2,495,959	2,725,659
Accrued expenses and other current liabilities	3,040,573	3,336,117
Accrued payroll and related taxes	573,775	744,758
Current portion of retirement benefit payable	84,420	146,900
Current portion of deferred revenue	996,104	996,104
Current portion of accrued restructuring costs – related party	64,177	256,709
Current portion of accrued restructuring costs	155,950	186,055
TOTAL CURRENT LIABILITIES	12,909,150	14,342,511
ACCRUED RESTRUCTURING COSTS, net of current	192,532	—
LONG-TERM DEBT, net of current	11,068,273	10,306,054
LIABILITY FOR WARRANTS ISSUED	1,266,016	1,213,433
DEFERRED REVENUE, net of current	747,079	996,104
RETIREMENT BENEFIT PAYABLE, net of current	135,646	135,646
TOTAL LIABILITIES	26,318,696	26,993,748

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized March 31, 2009 and December 31, 2008; 14,251,964 shares issued and outstanding March 31, 2009 and December 31, 2008)	1,425	1,425
Additional paid in capital	32,610,676	32,576,500
Accumulated deficit	(55,128,660)	(54,490,543)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,516,559)	(21,912,618)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,802,137	$5,081,130

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

- CONDENSED INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS -

(UNAUDITED)

	For the three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
REVENUE	$1,237,307	$24,219,428
COST OF SERVICES	—	22,743,721
GROSS PROFIT	1,237,307	1,475,707
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,190,515	5,557,999
RESTRUCTURING EXPENSE	—	2,100,422
DEPRECIATION AND AMORTIZATION	222,575	1,143,828
IMPAIRMENT OF GOODWILL	—	16,821,586
LOSS ON DISPOSAL OF FIXED ASSETS	4,708	—
(LOSS) FROM OPERATIONS	(180,491)	(24,148,128)
OTHER INCOME (EXPENSE)
Other income	30,390	39,077
Interest expense and factoring fees	(287,253)	(548,219)
Interest expense of amortization of original issue discount and warrant liabilities	(148,180)	—
Mark to market loss on derivative instruments	(52,583)	—
Other expense	—	(138,923)
Loss on sale of subsidiary	—	(1,894,220)
TOTAL OTHER INCOME (EXPENSE)	(457,626)	(2,542,285)
LOSS BEFORE INCOME TAXES	(638,117)	(26,690,413)
INCOME TAX EXPENSE	—	5,007,180
NET LOSS	$(638,117)	$(31,697,593)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.04)	$(2.40)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	14,251,964	13,208,916

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED

- STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) -

(UNAUDITED)

	Common Stock				Total
	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Stockholders’ Equity (Deficit)
Balance as of December 31, 2008	14,251,964	$1,425	$32,576,500	$(54,490,543)	$(21,912,618)
Issuance of stock	—	—	—	—
Issuance of warrants		—	10,818	—	10,818
Stock based compensation		—	23,358	—	23,358
Net loss	—	—	—	(638,117)	(638,117)
Balance as of March 31, 2009	14,251,964	$1,425	$32,610,676	$(55,128,660)	$(22,516,559)

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(638,117)	$(31,697,593)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	—	5,007,180
Depreciation and amortization	222,575	1,143,828
Loss on disposal of fixed assets	4,708	—
Impairment of goodwill	—	16,821,586
Provision for (reduction in) doubtful accounts	(200,000)	222,247
Provision for franchise receivables	—	1,638,879
Loss on sale of subsidiary	—	1,894,220
Issuance of warrants	10,818	50,000
Stock-based compensation	23,358	14,792
Interest expense – original issue discount and warrant liabilities	148,181	—
Mark to market (gain) on derivative instruments	52,583	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	319,925	11,142,294
Decrease in unbilled revenue	66,155	1,876,612
(Increase) decrease in prepaid expenses and other current assets	269,686	(555,454)
(Increase) in other assets	—	(8,961)
Increase (decrease) in accounts payable	(229,702)	95,281
(Decrease) in accrued expense and other current liabilities	(295,544)	(1,604,431)
(Decrease) in accrued payroll and related taxes	(170,982)	(1,791,541)
(Decrease) in deferred revenue	(249,027)	—
Increase (decrease) in accrued restructuring costs	(30,106)	1,498,395
(Decrease) in retirement benefits payable	(62,480)	—
Total adjustments to net loss	(119,852)	37,444,927
Net cash provided by (used in) operating activities	(757,969)	5,747,334
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(44,968)	(643,231)
Net cash (used in) investing activities	(44,968)	(643,231)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) of ComVest term loan	(535,961)	—
Gross borrowings on revolving credit facility – ComVest	1,150,000	—
Net (repayments) on long-term debt – M & T	(192,843)	(250,000)
Net (repayments) on revolving credit facility – M & T	—	(6,847,744)
(Repayment) of notes payable	(259,172)	—
Proceeds from shareholder notes	—	800,000
Assumption of shareholder notes liability by related party	—	(800,000)
Net cash provided by (used in) financing activities	162,024	(7,097,744)
Net increase (decrease) in cash and cash equivalents	(640,913)	(1,993,641)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	960,145	1,993,641
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$319,232	$—

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the three months ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$250,324	$345,165
Income taxes	$—	$15,430
Cash received during the period for:
Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

On February 7, 2008, ClearPoint Business Resources, Inc. (the “Company”) sold its wholly-owned subsidiary, ClearPoint HRO, LLC (“HRO”) for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008 (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

See notes to condensed interim consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing.  At March 31, 2009, the Company had an accumulated deficit of $55,128,660 and working capital deficiency of $11,859,442. For the three months ended March 31, 2009, the Company incurred a net loss of $638,117. Although the Company restructured its debt and obtained new financing in the second quarter of 2008, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months. In order to meet its future cash and liquidity needs, the Company may be required to raise additional financing or restructure existing debt. There is no assurance that the Company will be successful in obtaining additional financing or restructuring its existing debt. If the Company does not generate sufficient cash from operations, raise additional financing or restructure existing debt, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The unaudited condensed interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying unaudited condensed interim consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

ClearPoint provides comprehensive workforce management technology solutions throughout the United States, including its iLabor technology platform (“iLabor” or the “iLabor Network”), vendor management services (“VMS”) and staff augmentation programs.  Since its inception, ClearPoint has enhanced its platform through organic growth and the integration of acquisitions.  Prior to fiscal year 2008, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor.  During the year ended December 31, 2008, ClearPoint transitioned its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network. Under the new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers using iLabor. The Company now derives its revenues from fees related to iLabor Network, royalty fees related to contracts entered into under the previous business model and VMS fees. All operations are centralized at its offices in Chalfont, Pennsylvania.

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

Upon consummation of the Merger, $30.6 million was released from the Terra Nova Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”), of $12.45 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay for the redemption of warrants related to its credit facility with Bridge in the amount of $3.29 million and (iv) to partially fund the acquisition of ALS, LLC (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements), and certain other related transaction costs.

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

(a) Basis of Presentation:

The condensed interim consolidated financial information as of March 31, 2009 and for the three-month periods ended March 31, 2009 and 2008 have been prepared without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to provide for fair presentation.  The condensed interim consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of March 31, 2009, and consolidated results of operations, and cash flows for the three month-periods ended March 31, 2009 and 2008, as applicable, have been made.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

(c) Revenue Recognition:

The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. In 2008, the Company transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open Internet portal based iLabor network, as well as its closed client embedded VMS system.

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

Prior to 2008 and for the three months ended March 31, 2008, the Company’s primary major source of revenue was the temporary placement of workers. This revenue was recognized when earned and realizable and therefore when the following criteria had been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectability is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. As a result of changes in the Company’s business model, in 2008, the Company recognized revenue from four major sources:

•
For the three months ended March 31, 2008, the Company recorded revenue from its temporary staffing operations, permanent placement fees, and temp-to-hire fees by formerly Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes were recorded in the period in which the services were performed. Temp-to-hire fees were generally recorded when the temporary employee was hired directly by the customer. ClearPoint reserved for billing adjustments, principally related to overbillings and client disputes, made after year end that related to services performed during the fiscal year. The reserve was estimated based on historical adjustment data as percent of sales. Permanent placement fees were recorded when the candidate commenced full-time employment and, if necessary, sales allowances were established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which was typically 30-60 days;

•
During the quarter ended June 30, 2008, the Company started transitioning from the temporary staffing provider model to its iLabor technology platform. Under this new model, the Company records revenue on a net fee basis after deducting costs paid to suppliers for sourcing labor for the Company’s clients. The Company acts as a broker for its clients and the Company’s network of temporary staffing suppliers. Revenue from the Company’s iLabor Network where it electronically procures and consolidates buying of temporary staffing for clients is recognized on a net basis;

•
The Company records royalty revenues when earned based upon the terms of the agreements with Select, StaffChex and Townsend Careers, as defined below (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements); and

•	VMS revenue, which consists of management fees recognized on a net basis and recorded as the temporary staffing service is rendered to the client.

The Company also recorded deferred revenue on the balance sheet as of March 31, 2009 and December 31, 2008.  This amount of deferred revenue is being recognized ratably over the term of the agreement reached with Select (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

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

(e) Vendor Managed Services Receivables and Payables:

The Company manages networks of temporary staffing suppliers or vendors on behalf of clients and receives a fee for this service. The Company’s obligation to pay the vendor is conditioned upon receiving payment from the client for services rendered by the vendor’s personnel. As the right of offset between client and vendor does not exist, the receivable from the client which is included in accounts receivable, and payable to the vendor, which is included as a liability, are not offset and are recorded on a gross basis.  Included in the Company’s gross accounts receivable at March 31, 2009 and December 31, 2008 were VMS gross receivables of $731,394 and $1,264,168, respectively. Included in the Company’s accounts payable at March 31, 2009 and December 31, 2008 was VMS payables of $1,200,878 and $1,320,602, respectively.

(f) Workers’ Compensation:

Prior to February 29, 2008, the Company was responsible for the workers’ compensation costs for its temporary and regular employees and was related to domestic workers’ compensation claims ($250,000 or $500,000 per claim, depending on the policy). The Company accrued the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company and the estimated costs of claims reported but not settled, and claims incurred but not reported.  As a result of the estimated costs, the Company estimated that the insurance carriers will issue rebates based on its findings. During 2008, the Company sold all of its ownership interest of HRO (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

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

(h) Intangible Assets:

In accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), definite lived intangible assets are amortized over their expected lives of two (2) to five (5) years.  The Company’s identifiable intangible asset with a definitive life is comprised of a covenant not to compete.

(i) Goodwill:

In accordance with SFAS No. 142, goodwill was not amortized and was assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicated that the reporting unit’s carrying amount of goodwill was greater than its fair value. As a result of the change in the Company’s business model in 2008 and the loss of cash flows related to the prior business model, the Company determined that an impairment of goodwill existed during 2008 and recognized an impairment charge of $16,821,586.

The following table shows the change to goodwill during the fiscal year ended December 31, 2008:

Total
Balance at December 31, 2007	$16,821,586
Impairment of goodwill	(16,821,586)
Balance at December 31, 2008	$—

(j) Advertising Expense:

The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for the three months ended March 31, 2009 and 2008 were $7,607 and $21,200, respectively.

(k) Deferred Financing Costs:

Deferred financing costs consist of legal, banking, and other related fees that were capitalized in connection with obtaining various loans and are being amortized over the life of the related loan. Deferred financing costs of $469,389 at March 31, 2009 and $90,406 at March 31, 2008 were net of accumulated amortization of $264,058 and $51,099, respectively.

Amortization of financing costs for the three months ended March 31, 2009 and 2008 was $67,056 and $11,792, respectively.

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

(m) Stock-based Employee Compensation

The Company accounts for stock-based employee compensation in accordance with the recognition and measurement provisions of SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”), related to share-based payment transactions, including employee stock options, to be recognized in the financial statements.  In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

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

Diluted loss per share for the three months ended March 31, 2009 and 2008 was the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented.  The following securities, presented on a common share equivalent basis, were excluded from the per share computations:

	Three Months Ended March 31,
	2009	2008
Stock Options	945,600	1,002,008
Warrants	15,015,825	11,505,000
	15,961,425	12,705,008

 (o) Impairment of Long Lived Assets:

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets”, long-lived assets such as equipment, furniture and fixtures, and amortizable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset many not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount of the asset exceeds the fair value of the asset.

(p) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk as defined by SFAS No. 105, “Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk”, consist principally of cash and cash equivalents, and accounts receivable and unbilled revenues.

(i) Cash and Cash Equivalents:

The Company places its cash and cash equivalents with financial institutions. It is the Company’s policy to monitor the financial strength of these institutions on a regular basis and perform periodic reviews of the relative credit rating of these institutions to lower its risk. At times, during the three months ended March 31, 2009 and 2008, respectively, the Company’s cash and cash equivalent balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $100,000 which was increased to $250,000 during 2008 on interest bearing accounts of/in financial institution.  The FDIC also removed its $100,000 limit on non-interest bearing accounts all together.  The Company has not experienced any losses in such accounts, and it believes it is not exposed to any significant credit risk on cash and cash equivalents.  The balance in interest bearing accounts at December 31, 2008 was more than the FDIC limit of $250,000.  The balance in interest bearing accounts at March 31, 2009 was less than the FDIC limit of $250,000 and there were no uninsured cash and cash equivalents at March 31, 2009.

(ii) Accounts Receivable and Unbilled Revenues:

The Company does not require collateral or other security to support customer receivables or unbilled revenues.  One (1) customer account accounted for 10% of the accounts receivable balance as of March 31, 2009.  The Company believes that credit risk is dispersed and low due to the large number of customers in different regions and different industries.

(q) Reclassifications:

Certain reclassifications have been made to the 2008 amounts to conform with the 2009 presentation.

(r) Recent Accounting Pronouncements:

Recently Adopted Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (“FSP”) FSP FAS 157-2 – Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, and FSP FAS 157-2, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The implementation of SFAS No. 159 for financial assets and liabilities, effective January 1, 2008, did not have an impact on the Company’s consolidated financial position and results of operations, as management has not elected to measure at fair value any of the Company’s eligible financial instruments or other items not previously required to be measured at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141.”  This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends SFAS No. 141(R) to require that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  Both pronouncements were effective for the Company as of January 1, 2009 and will be applied prospectively to business combinations entered into on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement requires that a noncontrolling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest should be separately identified in the consolidated financial statements. The Company has applied the provisions of SFAS No. 160 prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

Standards Issued But Not Yet Adopted

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends FAS 132(R) to provide guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the position only requires enhanced disclosures, management believes its adoption will not have an impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which supersedes FSP FAS 157-3 This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management believes that the adoption of FSP FAS 157-4 will not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Management believes that the adoption of this position will not have a material impact on the Company’s consolidated financial statements.

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

(b)           Sale of MVI

On December 31, 2007, CPR entered into a purchase agreement (the “MVI Purchase Agreement”) effective as of December 31, 2007 with CPR’s wholly owned subsidiary, Mercer Ventures, Inc. (“MVI”), and TradeShow Products Inc. (“TradeShow”). Pursuant to the MVI Purchase Agreement, CPR sold all of the issued and outstanding securities of MVI to TradeShow for the aggregate purchase price equal to the liabilities assumed of $1,205,983. In addition, CPR will earn a perpetual commission equal to 1.75% of the weekly revenue generated by a specified list of MVI clients. TradeShow is obligated to pay such fee in arrears on the first business day of every month. Unpaid fees will be subject to interest at a rate of 1.5% per month.  The Company recorded $44,193 during the three months ended March 31, 2008 for such fees, which were not paid by TradeShow.

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

ClearPoint is using the cost accounting method to record earnings from this investment in StaffChex. In addition, ClearPoint entered into an iLabor agreement with StaffChex whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to ClearPoint 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings under the acquired customer accounts for temporary staffing services (the “Royalty”).

On March 16, 2009, the Company and StaffChex entered into Amendment No. 1 to the iLabor agreement (the “Amendment”) pursuant to which the payment terms of the iLabor agreement were restated.  The Amendment provides that the Company will pay StaffChex for client-approved billable work hours at the agreed-upon hourly rate with respect to such client.  Royalties payable to the Company shall be calculated based on weekly collections.  For weekly collections of less than $1.4 million, the Royalty is one and one-quarter percent (1.25%) and for weekly collections of more than $1.4 million, the Royalty is two percent (2%).  These weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4,096 followed by 52 weekly payments of $3,105 for past-due Royalties owed through February 28, 2009.  Such additional payments will commence on June 3, 2009.  The failure of StaffChex to make payments due pursuant to the iLabor agreement constitutes a material breach of the iLabor agreement.  In the event of nonpayment, StaffChex will have a ten (10) day cure period to make any delinquent payments.  If such payments remain outstanding following the cure period, StaffChex agreed to direct its affiliated receivables factoring company to make the required payment to the Company.  In addition, the Amendment provides that StaffChex may not assign, convey, sell, transfer or lease the customer account property or the underlying customer agreements transferred to StaffChex without the prior written consent of the Company.  Such consent will not be required in connection with a transaction occurring after February 28, 2012 and that is part of a sale of 100% of the stock of StaffChex or all or substantially all of its assets.

 (d)           Sale of ClearPoint HRO

On March 5, 2008, ClearPoint completed the disposition and transfer of the balances of customer accounts related to its temporary staffing business. On February 7, 2008, CPR and HRO, a wholly owned subsidiary of CPR, entered into a Purchase Agreement (the “HRO Purchase Agreement”) with AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of its ownership interest of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. To date, no such earnout has been earned or received.

Subsequent to the original estimated loss of $1,894,220 recorded on the sale of HRO, CPR recorded a $600,000 reversal of the originally estimated loss in the second quarter of 2008 in conjunction with the refinancing of debt owed to Manufacturers and Traders Trust Company (“M&T”) reducing the certificate of deposit sold.

The Company recorded a net loss in 2008 of $1,294,220 on the transaction as follows:

Assets sold:
Prepaid expenses	$153,861
Certificate of deposit	900,000
Other current assets	1,128,271
Expected Workers’ Compensation Collateral Refunds	5,091,858
7,273,990
Liabilities assumed:
Accrued payroll and related taxes	(3,838,611)
Letter of credit – Workers compensation insurance policy	(1,500,000)
Accrued expenses and other liabilities	(641,159)
(5,979,770)
Loss on sale	$(1,294,220)

 (e)           License Agreement

On February 28, 2008, CPR and ClearPoint Workforce, LLC (“CPW”), a wholly owned subsidiary of CPR, entered into a Licensing Agreement (the “Optos Licensing Agreement”) with Optos Capital, LLC (“Optos”), of which Christopher Ferguson, a principal stockholder of the Company, is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which included certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to an Agreement dated August 13, 2007 (the “TZG Agreement”) and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which was part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. On April 8, 2008, the Optos Licensing Agreement was terminated.  In consideration for terminating the Optos Licensing Agreement, CPR and Optos agreed that there would be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. The estimated net termination fee of $500,000 was recognized in selling, general and administrative expenses in 2008 and was included in accrued expenses at March 31, 2009 and December 31, 2008.  The payment of the net termination fee is expected to be in the form of cash and shares of common stock of the Company.  See Note 19 – Related Party Transactions for a description of the fees payable under the Optos Licensing Agreement recorded by the Company.

On April 8, 2008, CPR entered into a License Agreement dated April 8, 2008 (the “Select License Agreement”) with Koosharem Corp., doing business as Select Staffing (“Select”) and a Temporary Help Services Subcontract dated April 8, 2008 (the “Select Subcontract”) with Select.  Pursuant to the Select License Agreement and the Select Subcontract, CPR was entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of the iLabor network in exchange for a $1.2 million payment ($900,000 paid on April 8, 2008 and $300,000 was payable on July 1, 2008, but was not paid).  On July 29, 2008, Select and Real Time Staffing Services, Inc. (“Real Time”), filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company alleging that the Company owed it $1,033,210 for services performed for the Company’s clients.  On August 22, 2008, CPR, Select and Real Time entered into a Settlement Agreement and Release (the “Select Settlement Agreement”) pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation the Select License Agreement and the Select Subcontract.  Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain the $900,000 paid to it under the Select License Agreement; (ii) to allocate between Select and CPR amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract (the “Subcontract Amendment”), as described below; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, Select and CPR agreed not to commence any future action arising from the claims released under the Select Settlement Agreement, and, on August 28, 2008, this lawsuit was dismissed.  The monthly revenue fees are split between the parties as provided in the Select License Agreement. Effective September 21, 2008, licensing fees related to the Select License Agreement consisted of amortizing deferred revenue of $83,000 plus an additional $250,000 of cash paid by Select over the life of the contract, which was 28 months.

The deferred revenue of $1,743,173 as of March 31, 2009, which has a remaining life of 21 months, was comprised of the remaining balance of the original $900,000 payment, cash received on behalf of Select and relief of certain accounts payable owed to Select as of the settlement date (see Note 20 – Litigation for further detail).

Pursuant to the Subcontract Amendment dated August 22, 2008, the Subcontract fee was amended to provide that Select would pay CPR, for twenty-eight consecutive months, 25% of each month’s gross sales generated by the customers and contracts described in the Select Subcontract as well as, without duplication, sales generated by certain locations in accordance with the Select Subcontract, subject to a maximum fee of $250,000 per month.  The payments are subject to acceleration upon occurrence of certain breaches of the Select Subcontract or bankruptcy filings by Select.  In addition, the term of the Select Subcontract was amended to provide that the term will expire upon the payment of all fees owed under the Select Subcontract, as amended.

On May 22, 2008, ClearPoint entered into an amendment to a Managed Services Agreement with Townsend Careers, LLC (“Townsend Careers”) to take over certain contracts that were being serviced out of ClearPoint’s former Baltimore, MD office. Under the terms of the agreement, Townsend Careers agreed to pay ClearPoint a royalty fee of 6% of billings.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Prepaid insurance	$31,353	$125,410
Other current assets	31,033	92,472
	$62,386	$217,882

NOTE 6 — EQUIPMENT, FURNITURE AND FIXTURES:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Furniture and fixtures	$40,078	$29,150
Computer software and equipment	1,768,570	1,740,180
Leasehold improvements	9,201	9,201
	1,817,849	1,778,531
Less, accumulated depreciation	(623,919)	(481,842)
Equipment, furniture and fixtures, net	$1,193,930	$1,296,689

Depreciation expense for the three months ended March 31, 2009 and 2008 was $143,019 and $97,326, respectively.  In March 2008, the Company recorded a loss of $1,022,210 as a result of the abandonment of leasehold improvements, furniture and fixtures and computer equipment resulting from termination of franchise agreements described in Note 15 – Franchise Agreements.  During the three months ended March 31, 2008, the Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7 — INTANGIBLE ASSETS:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(129,167)	(116,667)
Intangibles, net	$120,833	$133,333

The covenant not to compete is being amortized over its five (5) year life. Amortization expense of intangible assets for the three months ended March 31, 2009 and 2008 was $12,500 for each period respectively. Amortization expense expected to be incurred for the fiscal years ending December 31, 2009, 2010 and 2011 is $50,000, $50,000 and $33,333, respectively.

NOTE 8 — OTHER ASSETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Due from ALS	$567,877	$500,667
Long term portion of related party receivable	373,063	181,400
Security deposits and other assets	27,337	27,337
	$968,277	$709,404

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Other accrued expenses	$1,612,035	$1,873,437
Insurance premiums payable	928,538	962,680
Accrued termination fee - Optos	500,000	500,000
	$3,040,573	$3,336,117

NOTE 10 — ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program to consolidate operations and reduce costs of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company initially recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. The Company subsequently reduced the initial expense recorded in 2007 by $650,884 due to decreases in anticipated severance costs resulting in a net charge of $2,210,116.  During the year ended December 31, 2007, the Company paid out $1,176,514.  These expenses were present valued and accrued and were scheduled to be paid out over a one year period.  During the year ended December 31, 2008, the Company paid out $678,865 related to the 2007 restructuring reserve and recognized a reduction of initially estimated restructuring costs of $196,994 due to severance and related benefits for which the Company believed it was no longer liable as a result of a breach of contract as well as $95,913 related to early termination settlements of office spaces.  During the three months ended March 31, 2009, the Company paid out $4,352 related to the 2007 reserve.

As a result of the sale of certain entities and the transition to the Company’s new business model, effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. During the three months ended March 31, 2008, the Company initially recorded $314,709 of restructuring charges for costs of severance and related benefits to a related party (see Note 18 – Management and Employment Agreements and Note 19 – Related Party Transactions), $182,075 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422. These expenses were present valued and accrued on a one time basis and were scheduled to be paid out over a three year period. During the year ended December 31, 2008, the Company paid out $1,252,917 and recognized a reduction of the initial recorded restructuring costs of $457,571 related to early termination settlements of office spaces related to the 2008 restructuring reserve.  During the three months ended March 31, 2009, the Company paid out $25,753 related to early termination of office space leases related to the 2008 restructuring reserve.

2007 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$1,902,000	$950,000	$2,852,000
Payments	(548,253)	(628,261)	(1,176,514)
Reductions in costs previously accrued	(650,884)	—	(650,884)
Accrued restructuring costs at December 31, 2007	702,863	321,739	1,024,602
Payments	(505,869)	(172,996)	(678,865)
Reductions in costs previously accrued	(196,994)	(95,913)	(292,907)
Total accrued restructuring costs at December 31, 2008	—	52,830	52,830
Payments	—	(4,352)	(4,352)
Total accrued restructuring costs at March 31, 2009	—	48,478	48,478
Less: current portion	—	(48,478)	(48,478)
Total accrued restructuring costs – long-term	$—	$—	$—

2008 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$182,075	$1,603,638	$1,785,713
Accrued restructuring costs at inception – related party	314,709		314,709
Payments	(182,075)	(1,012,842)	(1,194,917)
Payments – related party	(58,000)	—	(58,000)
Reductions in costs previously accrued	—	(457,571)	(457,571)
Total accrued restructuring costs at December 31, 2008	—	133,225	133,225
Total accrued restructuring costs at December 31, 2008 – related party	256,709	—	256,709
Payments	—	(25,753)	(25,753)
Total accrued restructuring costs at March 31, 2009	—	107,472	107,472
Total accrued restructuring costs at March 31, 2009 – related party	256,709	—	256,709
Less: current portion	(64,177)	(107,472)	(171,649)
Total accrued restructuring costs – long-term	$192,532	$—	$192,532

NOTE 11 — DEBT OBLIGATIONS:

A summary of all debt is as follows:

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Term Loan with ComVest due December 31, 2010. Principal and interest payments payable monthly bearing interest of 10% per annum (net of $976,289 and $1,124,468 OID at March 31, 2009 and December 31, 2008, respectively )	$6,141,760	$6,529,542

Revolver with ComVest due December 31, 2010. Interest payments payable monthly bearing interest of 7.250% per annum	2,150,000	1,000,000

M&T Loan modification and restructure agreement dated June 20, 2008. Principal payments begin January 1, 2011 in equal amounts over 36 months plus interest at 5% per annum	4,801,536	4,994,379

Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company	590,000	690,000

Subordinated notes payable due March 31, 2010. The notes have an interest rate of 12%	550,000	550,000

Note payable to ALS, LLC. This note has an interest rate of 5%	2,155,652	2,155,652

Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. due and payable December 31, 2009. Interest is calculated at 8% per annum	177,517	336,690
	16,566,465	16,256,263

Add Original Issue Discount (OID)	976,289	1,124,468

Total principal payments of long term debt	17,542,754	17,380,731

Less: Current portion	5,498,192	5,950,209

	12,044,562	11,430,522

Less OID	(976,289)	(1,124,468)

Long term debt, net of current and OID	$11,068,273	$10,306,054

Principal payments of long-term debt for each of the next five years and thereafter are as follows:

2009	$5,498,192
2010	6,670,159
2011	804,687
2012	1,072,916
2013	1,072,916
Thereafter	2,423,883
$17,542,754

Revolving Credit and Term Loan Agreement with ComVest

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”). Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million was treated as an original issue discount, and the Company received $8 million in respect of the Term Loan. The Company also issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share, immediately exercisable during the period commencing June 20, 2008 and ending on June 30, 2014. This warrant was valued at $634,000 and treated as a discount to the long term portion of the debt and will be amortized over the life of the long term debt.  Amortization related to the warrants amounted to $57,494 and $0 for the three months ended March 31, 2009 and March 31, 2008, respectively. Amortization related to the original issue discount of $1,000,000 amounted to $90,685 and $0 for the three months ended March 31, 2009 and March 31, 2008, respectively.  The maximum amount that may be outstanding under the Revolver was initially $3 million (the “Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the Revolver Maximum will be reduced by an amount equal to 5.5% of the Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the Revolver exceed the Revolver Maximum, the Company must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the Revolver Maximum. The Company may borrow under the Revolver from time to time, up to the then applicable Revolver Maximum. The amounts due under the Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At March 31, 2009, the interest rate on the Revolver was 7.25% and during the year ended December 31, 2008, averaged 7.25%.  The Term Loan bears interest at a rate of 10% per annum.  The Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the Loan Agreement. Amounts due under the Loans are payable monthly, beginning July 1, 2008.

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

As of March 31, 2009, the Company was in default on principal installment payments due for February and March, 2009 under the Term Loan in the amount of $419,285, in the aggregate.  The Company was also in default on principal installment payments for April, 2009 of $255,250 under the Term Loan.  The failure to make such payments constitutes an event of default under the Loan Agreement.  The Company is obligated to pay a default interest rate of 500 basis points over the prevailing rate on the foregoing amounts, which difference between the default rate and the prevailing rate was not paid as of the date of filing this Quarterly Report on Form 10-Q.  On May 19, 2009, ComVest executed a waiver letter (the “Term Loan Waiver”) related to the Loan Agreement.  Pursuant to the Term Loan Waiver, ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but not later than the maturity date of the Term Loan under the Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.

On January 29, 2009, in order to assist the Company in making the payments under the XRoads Agreement, as defined in Note 18 – Management and Employment Agreements, the Company and ComVest entered into Amendment No. 1 (“Amendment No. 1”) to the Term Loan.  Pursuant to Amendment No. 1, the Term Loan installments due and payable on each of February 1, 2009, March 1, 2009, April 1, 2009 and May 1, 2009, respectively, will be reduced by an amount equal to the positive difference (if any) of (i) the lesser of (a) $50,000 or (b) the amount paid or payable to XRoads during the immediately preceding calendar month pursuant to the XRoads Agreement, minus (ii) the amount (if any) by which the aggregate Royalties collected during the immediately preceding calendar month exceeded $450,000. After the effective date of any termination of the XRoads Agreement, no reduction in any subsequent Term Loan installments will be permitted and, notwithstanding any extension beyond the initial four month term of the XRoads Agreement, ComVest will not be obligated to reduce any further Term Loan installments.  Amendment No. 1 also contains ComVest’s acknowledgment and consent to the Company’s amendment of the payment terms and payment schedule of the StaffBridge Note pursuant to the second Debt Extension Agreement described below.

The Loans mature on December 31, 2010 subject to certain prepayment requirements related to the Term Loan. The Loan Agreement provides that, subject to certain exceptions, the Company must prepay the Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of the Company, change of control of the Company or the sale of all or a material portion of the Company’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of the Company.  Royalty payments received primarily from StaffChex and Select are segregated and solely used for the repayment of the Term Loan. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200,000 per month, the Company must make up the difference from its operating cash.  In the event that royalty receipts from these sources exceed $450,000 in a given month, the Company may utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion. The outstanding borrowings under the Loan Agreement are secured by all the assets of the Company.

Beginning with the fiscal quarter ending December 31, 2009, the Company must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009. Until all obligations owing to ComVest have been paid in full and the Revolver has been terminated, the Company must comply with various notice and other reporting covenants including, but not limited to, providing notice to ComVest upon the occurrence of certain events, periodically furnishing certain financial statements and other information to ComVest, maintaining its books and records and permitting inspection of such materials by ComVest upon reasonable request. At March 31, 2009, the Company was in compliance with the applicable notice and reporting requirements required under the ComVest Loan Agreement.

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

As of March 31, 2009, the outstanding balance on the Revolver and the Term Loan  was $2,150,000 and $7,118,049, respectively.

The Company utilized the proceeds of the Loans to repay approximately $1,050,000 pursuant to the M&T Restructure Agreement, as defined below, owed to M&T, a creditor of the Company and approximately $530,000 in closing costs and expenses.

On May 7, 2009, the Company entered into a non-binding term sheet (the “Term Sheet”) with ComVest outlining certain terms of restructuring the Revolver and Term Loan, subject to entering into final binding agreements between ComVest and the Company.  The Term Sheet contemplates converting the existing credit facility into a senior secured revolving credit facility (the “New Revolver”) in the principal amount of $10,500,000.

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

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008.  In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of either amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.  The Company remitted all applicable federal and state income tax refunds to M&T required under the M&T Restructure Agreement.  At March 31, 2009, income tax refunds of $1,024,000 resulting from net operating loss carry-backs and $88,000 refunds of overpayments were received by the Company and remitted to M&T.  At March 31, 2009, the Company remitted to M&T a total of approximately $2,417,000, which was comprised of approximately $1,305,000 applied to the $3 million accounts receivable target and $1,112,000 applied to the $1 million federal and state income tax refund target.  The excess of $112,000 over the $1 million tax refund target will be credited to the M&T Deferred Obligations.  At March 31, 2009, the outstanding balance related to the $3 million accounts receivable target was $1,582,786.

The Company issued to M&T warrants to purchase, in the aggregate, 1,500,000 shares of its common stock, of which warrants to purchase 1,200,000 shares have an exercise price of $0.01 and warrants to purchase 300,000 shares have an exercise price of $1.00. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the fair value of all of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. The Company valued the warrants at $1,247,246 using the Black-Scholes valuation model and the value was offset against the gain on restructuring of debt.  At March 31, 2009, the Company’s consolidated balance sheet included a warrant liability of $1,266,016 related to the fair value of warrants issued to M&T in connection with the M&T Restructure Agreement.

The Company accounted for the M&T Restructure Agreement pursuant to SFAS No. 15, “Accounting by Debtors and Creditors for Troubled Debt Restructurings” (“SFAS No. 15”), which required the Company to reduce the carrying amount of the old debt (M&T Obligations of $10,932,476) by the minimum cash value of the put option of the warrants issued ($1,200,000) and the warrant liability of $47,246, and determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T Loan Modification of $8,600,000 and future interest payment of $218,750.  SFAS No. 15 also requires that the new debt be recorded as the total of future cash payments.   The excess of the carrying amount of the remaining debt over the future cash payments of the new debt was $866,480, which was reduced by the unamortized deferred financed cost and current refinancing cost of $179,683. As a result of the application of SFAS No. 15, the Company recorded a gain of $686,797 ($0.05 per share), which is reflected in the consolidated statement of operations for the year ended December 31, 2008.

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

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness. At March 31, 2009, the Company was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note as defined below. For each $50,000 paid on account of the Blue Lake Note, Michael D. Traina, the Company’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, a principal stockholder of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

Deferred Financing Costs

Amortization of deferred financing costs related to M&T, for the three months ended March 31, 2009 and 2008 was $0 and $11,792 respectively. The balance of the deferred financing costs related to the M&T financing of $78,614 was offset against the gain on the restructuring of debt during 2008.  Amortization of deferred financing costs related to ComVest for the three months ended March 31, 2009 and 2008 was $67,056 and $0, respectively.

Note Payable to Blue Lake Rancheria

On March 1, 2005, CPR issued a Promissory Note (“Blue Lake Note”) to Blue Lake Rancheria, a fully recognized Indian tribe (“Blue Lake”), for $1,290,000 in principal amount guaranteed by Messrs. Traina and Ferguson. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under the Agreement, dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (“Amended Blue Lake Note”) with a principal amount of $1,290,000, which was due and payable as follows: (i) $200,000 was paid on April 8, 2008; (ii) $50,000 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600,000 in the aggregate), the first payment to occur on May 1, 2008, and the last to occur on April 1, 2009; and (iii) on April 30, 2009, CPR was obligated to pay to Blue Lake the balance of the principal amount, equal to $490,000, plus accrued interest. The interest rate on the Amended Blue Lake Note was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of ClearPoint’s common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note.

CPR did not make the required payments of: (i) $50,000 in January, 2009 and (ii) $490,000, plus accrued interest of $32,744, in April, 2009 under the Amended Blue Lake Note.  On May 1, 2009, the Company received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that the Company immediately pay a total of approximately $572,744.  Pursuant to the terms of the Amended Blue Lake Note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake.  The Company did not cure such default on or prior to May 8, 2009.  On May 7, 2009, Blue Lake requested disbursement of the Escrow Shares and, pursuant to the Escrow Agreement, the escrow agent is obligated to deliver the Escrow Shares to Blue Lake 10 calendar days after receipt of the request for disbursement.

An event of default under the Amended Blue Lake Note triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On May 13, 2009, ComVest executed a waiver letter (the “Blue Lake Waiver”) to the Loan Agreement.  Pursuant to the Blue Lake Waiver, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the payments due under the Amended Blue Lake Note and all remedies available to ComVest as a result of the failure to make such payments provided that such payments due under the Amended Blue Lake Note are paid solely in Escrow Shares.  Blue Lake and the Company are discussing whether the issuance of the Escrow Shares will constitute the full satisfaction of CPR’s obligations under the Amended Blue Lake Note.

Sub Notes

On March 1, 2005, CPR issued Amended and Restated Notes (collectively, the “Sub Notes”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. LLC (collectively, the “Sub Noteholders”) for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. LLC (“Fergco”) is twenty-five percent (25%) owned by Mr. Ferguson, a principal stockholder of the Company.

Effective March 31, 2008, CPR amended and restated the Sub Notes and extended their maturity dates to March 31, 2009 (collectively, the “Amended Sub Notes”).  All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note, payable quarterly, with all principal payable on the maturity date. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder.  Upon an event of default and at the election of the Sub Noteholder, the Sub Note, both as to principal and accrued but unpaid interest, will become immediately due and payable.  As of March 31, 2009, ClearPoint made all required interest payments on the Amended Sub Notes.

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

On June 20, 2008, CPR exercised its right to extend the maturity date of the Amended Sub Notes to March 31, 2010 and, in connection with such extension, the Sub Noteholders received Additional Sub Note Warrants to purchase 82,500 Sub Note Warrant Shares at an exercise price of $1.55 per share. The Additional Sub Note Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011.  At June 30, 2008, the Company valued the warrants at $7,619 using the Black-Scholes valuation model and they were expensed under selling, general and administrative expenses.  The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

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

Note Payable to ALS, LLC

In connection with the transaction with ComVest described above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS, LLC and its subsidiaries whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008, as defined below; (ii) to amend the ALS Note (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements for a description of the ALS Note) to provide for an outstanding principal amount of $2,155,652 (remaining principal balance of $2,022,991 plus accrued interest of $132,661) bearing interest at a rate of 5% per annum (a reduction from 7%) payable in 24 equal monthly installments, commencing January 2014, payable as permitted pursuant to the ALS Subordination Letter; (iii) that the Company would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition; (iv) that ALS may defend and indemnify the Company in connection with the TSIL Litigation, as defined in Note 20 – Litigation, and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation.

The transaction was not classified as a restructuring of debt. The Company valued the ALS Shares at their fair market value as of the date of issuance of $101,500 and recorded that amount as an expense during the year ended December 31, 2008.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  For the three months ended March 31, 2009 and 2008, the Company accrued $27,405 and $9,799, respectively, in interest expense associated with the ALS Note.  As of March 31, 2009, the Company had $85,503 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note.

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

Effective December 31, 2008, the StaffBridge Note was further amended pursuant to a second Debt Extension Agreement dated December 31, 2008 to provide for the following payment schedule of the outstanding amount due under the StaffBridge Note: $100,000 was paid on January 12, 2009 and the remaining balance shall be paid in four equal quarterly payments of $59,172, beginning on March 31, 2009, which was made, and ending on December 31, 2009.  Amendment No. 1 to the ComVest Loan Agreement contains ComVest’s acknowledgment and consent to the Company’s amendment of the payment terms and payment schedule of the StaffBridge Note pursuant to the second Debt Extension Agreement.

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

Bridge Notes

On June 6, 2008, the Company issued notes (the “Original Bridge Notes”) to each of Messrs. Traina, Drew and TerraNova Partners, L.P. (“TerraNova Partners” and, together with Messrs. Traina and Drew, the “Bridge Lenders”) in the principal amounts of $104,449, $50,000 and $100,000, respectively. Mr. Traina is the Company’s Chairman of the board of directors, Chief Executive Officer and principal stockholder.  Mr. Drew is a member of the Company’s board of directors and TerraNova Partners, a principal stockholder of the Company, is 100% beneficially owned by Mr. Kololian, the Company’s lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova Partners. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company. On June 26, 2008, the Company issued amended and restated Original Bridge Notes (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contained identical terms and provided that (i) the principal amount of the Amended Bridge Notes would bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company had the right to repay the Amended Bridge Notes in shares of the Company’s common stock at a price equal to the closing price of the Company’s common stock on June 26, 2008. The Amended Bridge Notes did not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Original Bridge Note.

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

Notes Payable to Messrs. Traina and Ferguson

CPR issued promissory notes (the “Promissory Notes”), dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Messrs. Traina and Ferguson, in consideration for loans of $800,000, in the aggregate, made to CPR.

The terms of the Promissory Notes were identical. The principal amount of each Promissory Note was $400,000, and each bore interest at the rate of 6% per annum, which was to be paid quarterly, and each was due on February 22, 2009. The Promissory Notes were subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement, as amended.  On February 28, 2008, CPW advanced $800,000, on behalf of Optos, to the provider of Optos’s outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008.

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

For grants to non-employee directors after March 31, 2007, the vesting period is 3 years from the grant date, subject to their continuing service on the board.  Options authorized for issuance under the Plan total 2,750,000.  The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000 measured at the date of the grant.  The exercise price for options cannot be less that the fair market value of the Company’s common stock on the date of the grant.  At March 31, 2009, 1,804,400 options were available for issuance.

Accounting for Employee Awards

The Company’s consolidated results of operations for the three months ended March 31, 2009 and 2008 include share-based employee compensation expense totaling $18,573 and $14,792, respectively.  Such amounts have been included in the Consolidated Statements of Operations in selling, general and administrative expense.  No income tax benefit has been recognized in the Consolidated Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Accounting for Non-Employee Awards

Stock compensation expense related to non-employee options was $4,785 and $0 for the three months ended March 31, 2009 and 2008, respectively.  Such amounts have been included in the Consolidated Statements of Operations in selling, general and administrative expense.

Total stock-based compensation recognized by the Company for the three months ended March 31, 2009 and 2008, all of which relates to stock options, was as follows:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(Unaudited)
Statement of Operations line item:
SG&A	$23,358	$14,792
Total	$23,358	$14,792

During the three months ended March 31, 2009 and 2008, no stock options were granted.  The following information relates to the stock option activity under the Plan for the three months ended March 31, 2009 and 2008, respectively:

	Shares subject to Options	Weighted Average Option Prices
	(Unaudited)
Outstanding at January 1, 2009	1,002,008	$1.01
Granted	—	—
Exercised	—	—
Cancelled	(56,408)	3.69
Outstanding at March 31, 2009	945,600	2.86
Exercisable at March 31, 2009	427,733	5.91
Weighted Average Remaining Contractual Terms (Years)
Outstanding	5.9
Exercisable	1.3

The aggregate intrinsic value for the options in the table above was zero at March 31, 2009 based on the closing common share price of $0.23 as at March 31, 2009. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the first quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the fair market value of the Company’s common stock.

At March 31, 2009 and 2008, there was $109,736 and $108,820 respectively of unrecognized compensation cost related to all unvested stock options.

Warrants

At March 31, 2009, warrants to purchase 15,015,825 shares were outstanding, having a weighted average exercise price of $3.72 per share with an average remaining contractual life of 2.35 years.

	Number of Warrants	Weighted Average Exercise Price
	(Unaudited)
Balance, January 1, 2009	14,915,825	$3.80
Issued during the period	100,000	0.12
Exercised during the period	—	—
Balance, March 31, 2009	15,015,825	3.72

At March 31, 2009 the range of exercise prices of the outstanding warrants was as follows:

Range of exercise prices	Number of warrants	Average remaining contractual life	Weighed average exercise price
$0.01 - 5.00	15,015,825	2.35	$3.72

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 106 to 236%, a risk-free interest rate of 0.76 to 3.03%, a term equivalent to the life of the warrant and reinvestment of all dividends in the Company of zero percent.

NOTE 13— FAIR VALUE MEASUREMENTS:

The Company follows the provisions of SFAS No. 157, which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.

The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value as follows:

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

		Fair Value Measurements Reporting Date (Unaudited)
Description	March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability	$1,266,016	$—	$—	$1,266,016

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance	$1,213,433
Total gains or (losses) (realized/unrealized)
Included in earnings	52,583
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance	$1,266,016
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases offices and equipment under operating leases that expire over one to four years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of March 31, 2009 were as follows (unaudited):

Remainder of fiscal 2009	$157,970
Fiscal 2010	84,076
Fiscal 2011	25,631
Fiscal 2012	3,424
Thereafter	—
Total	$271,101

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).  Rent expense for the three months ended March 31, 2009 and 2008 was $39,866 and $51,023, respectively.

Employee Benefit Plan:

In 1991, Quantum Resources Corporation (“Quantum”) established a savings and profit sharing (IRC Section 401(k)) plan (“Plan”). The Company acquired all of the outstanding stock of Quantum on July 29, 2005 and, as a result, assumed the Plan.  As of January 1, 2006, the Plan was amended to include additional employees of Quantum and to meet Internal Revenue Service (“IRS”) safe harbor provisions. Employees are eligible to participate upon their date of hire. Participants may elect to defer a percentage of their compensation subject to the IRS limit on elective deferrals. The Plan also allows for a discretionary Company match of elective deferrals that will vest on a three-year cliff vesting schedule. There was no Company match for the Plan year ended September 30, 2005. Effective October 1, 2005, the Company elected to change the Plan’s fiscal year ending date to December 31. There was no Company match for the three months ended March 31, 2009 and 2008.

Retirement Benefit Liability:

Upon its acquisition of Quantum, the Company assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death.

The Company recorded an estimated liability of $220,066 based upon the expected remaining life of the former owner, and made payments of $62,480 and $78,126 in the three months ended March 31, 2009 and 2008, respectively. Estimated future payments to the former owner are as follows:

At March 31, 2009 (Unaudited)
Remainder of fiscal 2009	$70,506
2010	83,484
2011	84,420
2012	84,420
Total minimum payments	322,830
Present value (at 12.25% discount rate) net minimum retirement payments	$220,066
Less, current portion	(84,420)
$135,646

NOTE 15 — FRANCHISE AGREEMENTS:

On August 30, 2007, the Company entered into the agreement with KOR, a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of Northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The Agreement with KOR replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to the Company, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company, on a weekly basis, a royalty equal to 50% of its net income from its operations.  On August 13, 2007, the Company entered into the TZG Agreement with TZG pursuant to which the Company granted to TZG an exclusive right and license (i) to set up and operate a franchise of the Company’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to the Company, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation.

Through these relationships, KOR and TZG operated and managed up to twelve and up to twenty-five, respectively, of the Company’s former branches.  Under these agreements, the Company processed the weekly payroll for all temporary and contract staff placed on assignment by the franchisee and their weekly invoices. Each of these agreements had a term of 99 years, subject to earlier termination upon certain material breaches or defaults.  The KOR agreement was terminated on March 5, 2008, and the TZG agreement was terminated on February 28, 2008.

NOTE 16 — INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. In the first quarter of fiscal 2008, the deferred tax asset balance as of December 31, 2007 of $5,007,180 was offset by a 100% valuation allowance.  For the three months ended March 31, 2009 and 2008, the Company recorded an additional income tax benefit of $111,685 and $7,540,023, respectively, which were offset by a 100% valuation allowance of $111,685 and $7,540,023, respectively.

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

The Company filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement and remit the funds directly to M&T in satisfaction of that portion of the Company’s obligation (see Note 11 – Long-Term Debt). During the year ended December 31, 2008, the Company received and remitted approximately $1,058,000 in federal and state tax refunds to M&T.  During the three months ended March 31, 2009, the Company received and remitted approximately $55,760 in federal and state tax refunds to M&T.

An analysis of the Company’s deferred tax asset is as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Deferred tax (liabilities) assets:
Current:
Allowance for doubtful accounts	$2,820,090	$2,898,090
Accrued termination fee	195,000	195,000
Stock options	419,710	410,600
	3,434,800	3,503,690
Valuation allowance	(3,434,800)	(3,503,690)
Current	—	—

Non-current:
Book to tax depreciation difference	(11,319)	(11,319)
Financing cost, principally due to difference in amortization	8,012,973	8,174,032
Accrued restructuring costs	75,087	172,678
Accrued retirement benefits	85,826	131,840
Charitable contribution carryover	9,514	9,514
Net operating loss carryforward	5,905,308	5,420,069
	14,077,389	13,896,814
Valuation allowance	(14,077,389)	(13,896,814)
Non-current	—	—
Deferred income tax asset	$—	$—

The net deferred tax asset was presented in the Company’s consolidated balance sheets as follows:

	March 31,	December 31,
	2009	2008
	(Unaudited)	(Audited)
Current deferred tax asset	$3,434,800	$3,503,690
Non-current deferred tax asset	14,077,389	13,896,814
Deferred tax asset before valuation allowance	17,512,189	17,400,504
Valuation allowance	(17,512,189)	(17,400,504)
Deferred tax asset	$—	$—

Current federal and state income taxes payable of $0 are included in other current liabilities as of March 31, 2009.  The Company has net operating loss carryforwards for federal purposes of $15,169,000 and for state purposes of $20,892,000 which expire in various years through 2028.

The components of the income tax expense (benefit) are summarized as follows:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Current:
Federal income tax expense (benefit)	$—	$—
State tax expense	—	—
Total current tax expense (benefit)	—	—
Deferred:
Federal tax expense (benefit)	(97,685)	(6,573,353)
State tax expense (benefit)	(14,000)	(966,670)
Total deferred tax (benefit)	(111,685)	(7,540,023)
Valuation allowance	111,685	12,547,203
Total income tax expense (benefit)	$—	$5,007,180

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). At the adoption date of January 1, 2007 and at December 31, 2008 and March 31, 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of March 31, 2009, the Company had no accrued interest or penalties. The Company currently has no federal or state tax audits in progress although years 2005 through 2008 are open and subject to a federal or state audit.

The differences between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statements of operations are:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Statutory federal income tax (benefit)	$(217,000)	$(9,074,740)
State income tax (benefit)	(32,000)	(1,334,521)
Non-deductible intangible asset amortization and other permanent differences	137,315	2,869,238
Valuation allowance	111,685	12,547,203
	$—	$5,007,180

For the three months ended March 31, 2009 and 2008, respectively, non-deductible intangible asset amortization included non-deductible contracts rights of $50,000 and $50,000, respectively, and non-deductible interest expense related to warrant liability of $148,180 and $0, respectively.

NOTE 17 — LOSS PER SHARE CALCULATION:

The following table sets forth the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
	(Unaudited)	(Unaudited)
Numerator
Net (loss)	$(638,117)	$(31,697,593)
Denominator
Basic and diluted weighted average shares	14,251,964	13,208,916
Basic and diluted earnings per share	$(0.04)	$(2.40)

In accordance with SFAS No. 128, “Earnings Per Share,” stock options and warrants outstanding at March 31, 2009 and 2008 to purchase 15,961,425 shares and 12,705,000 shares, respectively, of common stock were not included in the computation of diluted earnings per share as they were anti-dilutive.

NOTE 18 — MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with Mr. Traina, Chief Executive Officer (“CEO”) of the Company, whereby the Company agreed to pay the CEO $25,000 per month, plus benefits, with the term of the agreement being 3 years.

On February 28, 2008, Mr. Ferguson resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007, such employment agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement (the “Ferguson Consulting Agreement”) with Mr. Ferguson pursuant to which he was entitled to be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson was obligated to assist the Company with matters relating to the performance of his former duties and worked with the Company to effectively transition his responsibilities. As of December 31, 2008, the Company paid Mr. Ferguson $58,000 pursuant to the Ferguson Consulting Agreement and recorded a related party liability of $256,709 as of December 31, 2008 pursuant to the Ferguson Consulting Agreement.  As of March 31, 2009, no further payments were made.  The Company agreed to resume making payments to Mr. Ferguson in the first quarter of 2010 and recorded the short and long term portions of such obligation of $64,177 and $192,532, respectively, at March 31, 2009.  The long term portion of $192,532 of such obligation was included in accrued restructuring costs (see Note 10 – Accrued Restructuring Costs).

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with the Company’s 2006 Plan. As of March 31, 2009, the Company paid Mr. Braun approximately $75,000 as severance under the Braun Separation Agreement.

On June 20, 2008, John Phillips and the Company entered into an Employment Agreement (the “Phillips Employment Agreement”). Pursuant to the Phillips Employment Agreement, Mr. Phillips’ current base salary is $175,000 per year, which may be increased in accordance with the Company’s normal compensation review practices. On November 7, 2008, the Company’s board of directors increased Mr. Phillips’ base salary to $195,000 effective November 10, 2008. Mr. Phillips is also entitled to participate in any benefit plan of the Company currently available to executive officers to the extent he is eligible under the provisions thereof, and the Company will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family. Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by the Company’s CEO, the board of the directors and the Compensation Committee. On August 20, 2008, Mr. Phillips was granted a stock option to purchase 50,000 shares of the Company’s common stock. The option vests in three equal annual installments beginning August 20, 2009 and expire August 20, 2018. The exercise price of the option is $0.30 per share.

On January 13, 2009, the Company entered into an agreement (the “XRoads Agreement”) with XRoads Solutions Group, LLC (“XRoads”). Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as the Company’s Interim Chief Operating Officer.  The term of the XRoads Agreement commenced on January 13, 2009 and continued until May 13, 2009.  Effective May 14, 2009, the XRoads Agreement was amended pursuant to Amendment No. 1 dated May 18, 2009 (the “XRoads Amendment”).  Pursuant to the XRoads Amendment, the term of the XRoads Agreement was extended to run from May 14, 2009 through August 13, 2009 (the “XRoads Extension”).

The Company paid XRoads $50,000 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, XRoads is entitled to a monthly fee based upon achievement of certain increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated pursuant to the XRoads Agreement. Such fee is equal to 10% of increases in monthly EBITDA during the term of the XRoads Agreement over EBITDA for the month ended January 31, 2009, capped at $50,000 per month (the “EBITDA Fee”).  During the three months ended March 31, 2009, the Company paid no EBITDA Fees to XRoads.  The Company also agreed to pay reasonable expenses incurred by XRoads for services related to its services and remitted a retainer in the amount of $10,000 to XRoads for such purpose.  During the three months ended March 31, 2009, pursuant to the XRoads Agreement, the Company paid XRoads a total of $150,000 and the $10,000 retainer for reimbursement of expenses. Any amounts not paid when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.

The terms and conditions of the original XRoads Agreement which were not affected by the XRoads Amendment will remain in full force and effect during the XRoads Extension.  The Company agreed to pay XRoads $45,000 per 30 day period of the XRoads Extension and the EBITDA Fee will remain at 10%, calculated in accordance with the XRoads Amendment, and subject to the cap of $50,000 per month.  In addition, pursuant to the XRoads Amendment, in the event Mr. Delle Donne is hired by the Company, the Company agreed to pay XRoads an aggregate of $250,000 as liquidated damages.  This amount is payable in the form of (i) $100,000 of cash due on Mr. Delle Donne’s hire date, (ii) a warrant to purchase the Company’s common stock with a value of $100,000 based on the closing price on the day Mr. Delle Donne begins employment and (iii) a $50,000 promissory note bearing interest at 8% payable in four quarterly installments at the end of each calendar quarter following the start of Mr. Delle Donne’s employment.

In addition, the Company issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share, exercisable through December 31, 2010 in connection with the expiration of the XRoads Agreement on May 13, 2009.  In connection with the XRoads Extension, the Company is obligated to issue an additional warrant to purchase 75,000 shares of common stock with an expiration date of April 30, 2011.

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

In the event of a material breach of the XRoads Agreement by either party, including, but not limited to, the Company’s failure to promptly pay amounts due for services rendered or for reimbursement of expenses, the non-breaching party may terminate the XRoads Agreement at any time thereafter upon 5 days advance notice.  For a description of Amendment No. 1 to the Term Loan issued by ComVest in connection with the XRoads Agreement, as amended, see Note 11 – Debt Obligations.

NOTE 19 — RELATED PARTY TRANSACTIONS

Notes Issued to Related Parties

Alyson Drew and Fergco

On March 1, 2005, the Company issued a 12% Amended and Restated Subordinated Note in the original principal amount of $100,000 due 2008 to Alyson Drew (the “Drew Note”), the spouse of the Company’s director Parker Drew.

On March 1, 2005, the Company issued a 12% Amended and Restated Note in the original principal amount of $300,000 due March 31, 2008 (the “Fergco Note”) to Fergco, a New Jersey limited liability company of which Mr. Ferguson, the Company’s principal stockholder, owns a 25% ownership interest and his brothers own the remaining 75% interest.

On March 31, 2008, the Company amended the Drew Note and the Fergco Note by issuing Second Amended and Restated Notes in the original principal amounts of $100,000 and $300,000 to Alyson Drew and Fergco, respectively.  For additional information regarding the Drew Note and the Fergco Note, see Note 11 – Debt Obligations.

The proceeds of these notes were used to fund acquisitions. Pursuant to the terms of these notes, ClearPoint has been making interest only payments until the maturity of the notes. During the three months ended March 31, 2008, ClearPoint made interest payments of $15,000 and $45,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.  During the three months ended March 31, 2009, the Company made interest payments of $3,000 and $9,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.

Michael Traina and Christopher Ferguson

CPR issued promissory notes, dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Michael Traina and Christopher Ferguson in consideration for loans of $800,000 made to CPR.  For additional information regarding these promissory notes, see Note 11 – Debt Obligations.

Bridge Notes

On June 6, 2008, the Company issued the Original Bridge Notes, to each of Michael Traina, Parker Drew and TerraNova Partners in the principal amounts of $104,449, $50,000 and $100,000, respectively.  During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company.  For additional information regarding the Original Bridge Notes, as amended, see Note 11 – Debt Obligations.

Agreements with Related Parties

Agreements with Christopher Ferguson and Kurt Braun

On February 28, 2008, Mr. Ferguson, the Company’s former director, President and Secretary, resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, the Company entered into the Ferguson Separation Agreement and the Ferguson Consulting Agreement.  On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation, the Company entered into the Braun Separation Agreement.  For additional information regarding these agreements, see Note 18 – Management and Employment Agreements.

Agreements with TerraNova Management

TerraNova Management Corporation (“TNMC”), an affiliate of Mr. Kololian, was retained to provide certain advisory services to the Company, effective upon the closing of the merger with Terra Nova, pursuant to the Advisory Services Agreement between TNMC and the Company, dated February 12, 2007 (the “Advisory Services Agreement”).  Mr. Kololian controls 100% of the voting interest and 55% of the non-voting equity interest of TNMC.  Pursuant to the Advisory Services Agreement, TNMC provided services to the Company including: advice and assistance to the Company in its analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services. During the fiscal year ended December 31, 2007, TNMC received a fixed advisory fee of $175,000 (prorated for a partial year) for such services.  Pursuant to the terms of the Advisory Services Agreement, it was terminated effective February 11, 2008, however TNMC continued to provide substantially similar services under substantially similar terms to the Company on a monthly basis.

On June 26, 2008, the Company entered into a new Advisory Services Agreement (the “New Advisory Services Agreement”) with TNMC. Pursuant to the New Advisory Services Agreement, the Company agreed to provide compensation to TNMC for its services since the expiration of the former Advisory Services Agreement and to engage TNMC to provide future advisory services. The New Advisory Services Agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.  The Company agreed to compensate TNMC for services rendered since expiration of the former Advisory Services Agreement and for advisory services similar to those performed under the former Advisory Services Agreement. Monthly fees payable to TNMC under the New Advisory Services Agreement are capped at $50,000 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at the Company’s option. Beginning in the month of June, 2008, 75% of the fees payable to TNMC may also be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the New Advisory Services Agreement are priced at the month-end closing price for each month of services rendered.  During the fiscal year ended December 31, 2008, the Company incurred approximately $292,665 in fees owing to TNMC for such services.  Fees or reimbursement of expenses recorded pursuant to the New Advisory Services Agreement during the three months ended March 31, 2009 and 2008 were $0 and $33,332, respectively.

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

Additionally, the Company incurred approximately $99,202 for reimbursement of expenses incurred by TNMC in connection with the New Advisory Services Agreement for the fiscal year ended December 31, 2008.

Agreements with ALS, LLC

On February 23, 2007, the Company acquired certain assets and liabilities of ALS. The purchase price of $24.4 million consisted of cash of $19 million, the ALS Note, shares of common stock with a value of $2.5 million (439,367 shares) and the assumption of approximately $400,000 of current liabilities. ALS is a holder of more than 5% of the Company’s common stock.  For additional information regarding the ALS Note, see Note 11 – Debt Obligations.

Transactions with Dennis Cook, The Cameron Company, LLC  and WES Health System

Dennis Cook, a member of the Company’s board of directors, serves as the President and Chief Executive Officer of WES Health System (“WES”).  During the three months ended March 31, 2008, the Company leased office space from WES for which it paid a total of $1,875. In addition, on March 29, 2007, Mr. Cook was granted options to purchase 20,000 shares of common stock at an exercise price of $6.10. The options vested immediately.  During the three months ended March 31, 2008, the Company provided certain temporary employees and payroll services to WES for approximately $657,000.  The Company did not lease office space from, and did not provide services to, WES during the three months ended March 31, 2009.

Transactions with Optos

On February 28, 2008, CPR and its subsidiary, CPW, entered into the Optos Licensing Agreement with Optos, of which Christopher Ferguson is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which included certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007 and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which was part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services.  The foregoing agreement with TZG was terminated on February 28, 2008 in connection with the Optos Licensing Agreement.  During the three months ended March 31, 2009 and 2008, the Company recorded $0 and $336,670, respectively, in fees payable by Optos under the Optos Licensing Agreement.

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos agreed that there would be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500,000 and was recorded as an expense. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.  As of March 31, 2009, the following balances concerning the Optos Licensing Agreement were recorded:

Accounts receivable – related party	$336,670
Accrued termination fee	(500,000)
Vendor managed services payable and other liabilities	(201,799)
Net (due) Optos	$(365,129)

Agreement with StaffChex

On March 16, 2009, the Company and StaffChex entered into the Amendment to the iLabor agreement pursuant to which the payment terms of the iLabor agreement were restated.  For additional information regarding the Amendment with StaffChex, see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements.

Agreement with XRoads Solutions

On January 13, 2009, the Company entered into the XRoads Agreement. Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as the Company’s Interim Chief Operating Officer.  For additional information regarding the XRoads Agreement, as amended, see Note 18 – Management and Employment Agreements.

NOTE 20 — LITIGATION:

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

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ALS”) and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.  On April 29, 2009, this dispute was settled in mediation, and the Company agreed to make a cash payment of approximately $49,000 to Sunz and to issue an irrevocable letter of credit to cover future claims, if any.  The letter of credit will expire on February 23, 2013.

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

AICCO, Inc.

On November 18, 2008, AICCO, Inc. (“AICCO”) filed a complaint in the Court of Common Pleas of Bucks County, Pennsylvania against the Company alleging that AICCO agreed to finance premiums of certain insurance policies procured by the Company pursuant to a certain premium finance agreement among AICCO and the Company. AICCO claims that the Company breached the terms of such agreement by failing to make certain installment payments and seeks damages in excess of approximately $600,000, together with interest and attorney’s fees and costs.  On December 23, 2008, the Company filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to the Company’s complaint on March 27, 2009.  The additional defendants’ answer included a counter-claim for indemnification from the Company.  The Company replied to the additional defendants’ counterclaim on April 27, 2009 denying any liability.  The Company contends that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  The Company alleged breach of contract against the joined defendants and seeks contribution and indemnification from such parties in this matter.  This litigation is currently in the discovery phase.

The Company has accrued for some, but not all, of these matters where payment is deemed probable and an estimate or range of outcomes can be made. An adverse decision in a matter for which the Company has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that the Company’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of the Company’s business strategy, which may negatively impact the Company’s financial position and results of operations.

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

NOTE 22 — SUBSEQUENT EVENTS:

On May 7, 2009, the Company entered into the non-binding Term Sheet with ComVest outlining certain terms of restructuring the Revolver and Term Loan, subject to entering into final binding agreements between ComVest and the Company.  For additional information regarding the Term Sheet, see Note 11 – Debt Obligations.

On May 13, 2009, ComVest executed the Blue Lake Waiver to the Loan Agreement with ComVest.  For additional information regarding the Blue Lake Waiver, see Note 11 – Debt Obligations.

On May 18, 2009, the Company and XRoads entered into the XRoads Amendment.  For additional information regarding the XRoads Amendment, see Note 18 – Management and Employment Agreements.

On May 19, 2009, ComVest executed the Term Loan Waiver.  For additional information regarding the Term Loan Waiver, see Note 11 – Debt Obligations.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion is intended to assist in the understanding and assessment of significant changes and trends related to the results of operations and financial condition of ClearPoint Business Resources, Inc. together with its consolidated subsidiaries (“ClearPoint” or the “Company”).  The information contained in Item 2 has been derived from, and should be read in conjunction with, the consolidated financial statements and notes thereto included in this Quarterly Report on Form 10-Q and ClearPoint’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”).

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  ClearPoint’s forward-looking statements include, but are not limited to, statements regarding ClearPoint’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and are based on ClearPoint’s current assumptions, estimates, forecasts, expectations and beliefs concerning ClearPoint’s business and their potential effects on ClearPoint and speak only as of the date of such statement.  ClearPoint has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof.  There can be no assurance that future developments affecting ClearPoint will be those that it has anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond ClearPoint’s control) that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

•	ClearPoint’s ability to continue as a going concern and obtain adequate financing;

•	ClearPoint’s ability to service and repay outstanding debt obligations;

•	limitations that ClearPoint’s outstanding debt obligations impose on cash flow available for operations;

•	ClearPoint’s ability to facilitate the market acceptance of the iLabor Network and increase revenues; and

•	the effect of the current economic downturn.

The foregoing risks are not exhaustive.  The “Risk Factors” set forth in Part I, Item 1A. of ClearPoint’s Annual Report on Form 10-K filed for the year ended December 31, 2008 and this Quarterly Report on Form 10-Q include additional risk factors which could impact ClearPoint’s business and financial performance.  Should one or more of these risks or uncertainties materialize, or should any of ClearPoint’s assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  You should not place undue reliance on forward-looking statements.

Information contained in this section and in Part II of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted.  Percentages contained in this section were calculated, where possible, using the information from ClearPoint’s consolidated financial statements, and not the rounded information provided in this section. As a result, these percentages may differ slightly from calculations obtained based upon the rounded figures provided in this section and totals contained in this section may be affected by rounding.

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

Historically, ClearPoint has funded its cash and liquidity needs through cash generated from operations and debt financing.  ClearPoint incurred net losses of approximately $638 and $31,697 for the three months ended March 31, 2009 and 2008, respectively. ClearPoint is highly leveraged and has very limited financial resources.  At March 31, 2009, ClearPoint had cash and cash equivalents of $319, $26,319 of total liabilities and accumulated deficit of approximately $55,129.

In 2008, ClearPoint defaulted on its debt obligations to M&T and had to restructure its outstanding debt obligations. Effective June 20, 2008, ClearPoint replaced M&T with ComVest as its senior lender and entered into subordination agreements with its other lenders.  As a result of its liquidity problems as well as the absence of firm commitments for any additional financing, ClearPoint’s independent registered public accounting firm included an explanatory paragraph in its report on ClearPoint’s consolidated financial statements for the fiscal year ended December 31, 2008 regarding ClearPoint’s ability to continue as a going concern.

During the three months ended March 31, 2009, CPR did not make certain required payments under the Blue Lake Note and Loan Agreement with ComVest.  See “—Liquidity and Capital Resources—Debt Restructuring – M&T and ComVest” and “—Notes Issued to Blue Lake and Sub Noteholders” for additional information regarding such defaults and waivers from ComVest relating to the defaults.

ClearPoint included a “going concern” note in its condensed interim consolidated financial statements for the fiscal quarter ended March 31, 2009 (see Note 1 of the Notes to the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).  As of March 31, 2009, cash projected to be generated from operations will not be sufficient to fund operations and meet debt repayment obligations during the next twelve months.  In order to meet its cash and liquidity needs, ClearPoint will be required to raise additional financing or restructure existing debt, and there is no assurance that ClearPoint will be successful in obtaining additional financing or restructuring existing debt obligations. If ClearPoint cannot generate sufficient cash from operations, raise additional financing or restructure existing debt, there is substantial doubt about the ability of ClearPoint to continue as a going concern for the next twelve months.

Demand for ClearPoint’s staffing services has been adversely affected by the general level of economic activity and rising unemployment in the United States.  During the current economic downturn, some of ClearPoint’s clients have been reducing their temporary labor spending as part of a general cost reduction strategy.  In addition, some of ClearPoint’s clients have limited their utilization of temporary employees before laying off regular full-time employees.  Generally, ClearPoint has experienced less demand for its services and more competitive pricing pressure during this period of economic downturn, which has adversely affected its business, financial condition and results of operations.  ClearPoint is dependent on its approved staffing supplier base to fill open positions posted by its clients.  If due to the economic downturn, some of ClearPoint’s suppliers curtail their operations or are otherwise unable to fill sufficient open positions posted by its clients, ClearPoint may be unable to compete effectively and which could materially adversely affect its business, financial condition and results of operations.

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

Application of Critical Accounting Policies and Estimates

ClearPoint’s discussion and analysis of its financial condition and results of operations are based on ClearPoint’s condensed interim consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements in conformity with these principles in the United States of America requires ClearPoint to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period. Actual results could differ from those which result from using the estimates.

The SEC defines “critical accounting policies” as those that require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

ClearPoint’s significant accounting policies are described in Note 2 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2008, as set forth in the Annual Report on Form 10-K filed with the SEC on April 15, 2009 and additional policies are described in Note 3 to the Notes to the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations (Unaudited)

Three Months Ended March 31, 2009 Compared to
Three Months Ended March 31, 2008 (000’s)

The following summarizes select items of ClearPoint’s condensed interim consolidated statements of operations for the three months ended March 31, 2009 and March 31, 2008:

$ (000’s)	2009	% of Revenue	2008	% of Revenue	% Change
Revenues	$1,237	100.0%	$24,220	100.0%	(94.9)%
Cost of services	—	—	22,744	93.9%	NA
Gross profit	1,237	100.0%	1,476	6.1%	(16.1)%
SG&A expenses	1,190	96.2%	5,558	23.0%	(81.1)%

Restructuring expense	—	—	2,100	8.7%	NA
Loss on disposal of fixed assets	5	0.4%	—	—	NA
Impairment of goodwill	—	—	16,822	69.5%	NA
Depreciation and amortization expense	222	17.9%	1,144	4.7%	(80.6)%
(Loss) from operations	(180)	(14.5)%	(24,148)	(99.7)%	(99.3)%
Other income (expense)	(23)	1.9%	(1,995)	(8.2)%	NA
Interest (expense)	(435)	(35.2)%	(548)	(2.3)%	(20.6)%
Loss before income taxes	(638)	(51.6)%	(26,961)	(110.2)%	(97.63)%
Income tax expense	—	—	5,007	20.7%	NA
Net (loss)	$(638)	(51.6)%	$(31,698)	(130.9)%	(97.99)%

Net Revenues

ClearPoint’s revenues for the three months ended March 31, 2009 and 2008 were $1,237 and $24,220, respectively, which represented a decrease of $22,983 or 94.9%. This decrease was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in all revenues being recognized on a net fee basis such as franchise, royalty and license fees.  ClearPoint recorded $1,142 of royalties in net revenue during the three months ended March 31, 3009 and $1,302 in franchise fees for the three months ended March 31, 2008.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended March 31, 2009 and 2008 was $0 and $22,744, respectively, which represented a decrease of $22,744.  Under the new business model, there are no cost of services rendered.  ClearPoint’s gross profit for the three months ended March 31, 2009, and 2008 was $1,237 and $1,476, respectively, which represented a decrease of $239 or 16.1%. This decrease was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as royalty and license fees with no cost of services. As a percentage of revenue for the three months ended March 31, 2009 and 2008, ClearPoint’s gross profit was 100% and 6.1% respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general, administrative (“SG&A”) and restructuring expenses for the three months ended March 31, 2009 and 2008 were $1,190 and $5,558, respectively, which represented a decrease of $4,368 or 78.6%. The decrease was a direct result of ClearPoint’s 2008 restructuring and franchising of many of its branches, as ClearPoint had substantially less SG&A expenses associated with ClearPoint’s branch based operations during the three months ended March 31, 2009, which include expenses related to salaries, employee benefits and rents.  The Company also recognized $200 in recovery of bad debt for the three months ended March 31, 2009.  During the three months ended March 31, 2008, ClearPoint recorded  a provision for amounts due from the former franchisees that are no longer in operation and allowances for doubtful accounts totaling $1,639. As a percentage of revenue for the three months ended March 31, 2009 and 2008, SG&A expenses were 96.2% and 23% respectively, largely as a result of reduced revenue due to the recording of franchise royalties on a net basis.

Effective March 12, 2008, ClearPoint initiated an additional restructuring program of its field and administrative operations in order to further reduce its ongoing SG&A expenses. As part of the restructuring program, ClearPoint closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions.  Restructuring expenses related to these closures and position eliminations during the three months ended March 31, 2009 and 2008, were $0 and $2,100, respectively, which represented a decrease of $2,100.  The decrease was related to the fact that ClearPoint did not initiate an additional reserve in 2009 to further reduce its ongoing SG&A expenses.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expense for the three months ended March 31, 2009 and 2008 were $222 and $1,144, respectively, which represented a decrease of $922 or 80.6%. For the three months ended March 31, 2008, ClearPoint recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements described in Note 15 and Note 4 of the Notes to the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. The Company removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment. The Company also recorded an impairment of goodwill for the three months ended March 31, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value.

Interest Expense

ClearPoint’s interest expense for the three months ended March 31, 2009 and 2008 was $435 and $548, respectively, which represented a decrease of $113, or 20.6%, primarily due to the reduced interest cost from the reduction in the company’s overall debt.

Other Income or Expense

For the three months ended March 31, 2009 and 2008, total Other Expense was $23 and $1,995, respectively. For the three months ended March 31, 2009, the expense was primarily due to the loss on derivative instruments of $53 partially offset by other income of $30. During the three months ended March 31, 2008, the expense was primarily attributable to the recording of a loss on the sale of HRO for $1,894 and other expense of $139 primarily related to an early termination fee, which was partially offset by other income of $38.

Net Loss

ClearPoint’s net loss for the three months ended March 31, 2009 and 2008 was $638 and $31,968, respectively, which represented a decrease in the loss of $31,330 or 98.0%. The net loss was due primarily to the reduced gross profit offset by reduced ongoing SG&A, which included a $200 reduction in the allowance for doubtful accounts, and interest expenses as a result of the factors discussed above. The net loss for the three months ended March 31, 2008 was also a result of a number of non-cash items relating to the 2008 restructuring program of $2,100, the impairment charge of goodwill of $16,822, the impairment charge of fixed assets of $1,022, and the recording of a deferred tax assets valuation allowance of $5,007 in the provision for income taxes for deferred tax benefits recognized primarily in prior periods.

Liquidity and Capital Resources

General

Historically, ClearPoint has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt and equity financing. As of March 31, 2009, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations.  Based on ClearPoint’s cash position and working capital deficiency, it may need to raise additional financing or restructure existing debt in order to support its business operations. The amount of financing required will be determined by many factors, some of which are beyond ClearPoint’s control, and may require financing sooner than currently anticipated. ClearPoint has no commitment for any additional financing or debt restructuring and can provide no assurance that such additional financing or debt restructuring will be negotiated on terms acceptable to ClearPoint, if at all. If ClearPoint is unable to generate sufficient cash from operations, obtain additional financing or restructure existing debt or if such funds cannot be negotiated on terms favorable to ClearPoint, there is substantial doubt about the ability of ClearPoint to continue as a going concern (see also Note 1 of the Notes to the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

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

Cash and Cash Equivalents and Cash Flows

The table below sets forth, for the periods indicated, ClearPoint’s beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and ClearPoint’s ending balance of cash and cash equivalents:

	Three Months Ended March 31,
$ (000’s)	2009	2008
	(Unaudited)	(Unaudited)
Cash and cash equivalents at beginning of period	$960	$1,994
Cash provided by (used in) operating activities	(758)	5,747
Cash (used in) investing activities	(45)	(643)
Cash provided by (used in) financing activities	162	(7,098)
Cash and cash equivalents at end of period	$319	$—

Three Months Ended March 31, 2009 and 2008

Net cash provided by (used in) operating activities was ($758) and $5,747 for the three months ended March 31, 2009 and 2008, respectively.  The primary effect in the three months ended March 31, 2009 of cash used in operating activities was due to: a book loss of $638; non-cash items of: depreciation and amortization expense of $223; partially offset by a reduction in the provision for doubtful accounts of $200; interest expense related to the original issue discount and warrant liability of $148; issuance of warrants relating to a consulting agreement of $11; a loss on derivatives of $53; stock based compensation of $23; and loss on disposal of fixed assets of $5; and cash items of: a decrease in accounts receivable of $320 related to collections and a decrease in new revenues related to the adoption of new iLabor business; a decrease in unbilled revenue of $66; a decrease in prepaid expenses and other current assets of $270; a decrease in accounts payable of $230; a decrease in accrued expenses of $296; a decrease in accrued payroll taxes of $171; a decrease in deferred revenue of $249; a decrease in accrued restructuring costs of $30; and a decrease in retirement benefits of $62.

During the three months ended March 31, 2008, net cash provided by operating activities was due to the following major components: a book loss of ($31,698); an increase in deferred income tax of $5,007; depreciation and amortization expense of $1,143, largely due to the write-off of fixed assets of $1,022 associated the discontinuance of branch operations; the impairment of goodwill of $16,822; a provision for doubtful accounts of $222; a provision for franchise receivables of $1,638; loss on the sale of ClearPoint HRO, LLC of $1,894; issuance of warrants to sub-debt holders of $50; and stock based compensation of $15; and cash items of: a decrease in accounts receivable of $11,142 due to the franchising of ClearPoint’s branches  and related decrease associated with the adoption of ClearPoint’s new technology based iLabor business model; a decrease in unbilled revenue of $1,876; an increase in prepaid expenses of $555; increase in other assets of $9; a decrease in accrued expenses of $1,604; a decrease in accrued payroll taxes of $1,792; an increase of accrued restructuring costs of $1,498.

Net cash (used in) investing activities was ($45) and ($643) for the three months ended March 31, 2009 and 2008, respectively.  The primary use of cash for investing activities for the three months ended March 31, 2009 was for the purchase of fixtures and software.  The primary use of cash for investing activities for the three months ended March 31, 2008 was for capitalized software development of $643.

Net cash provided by (used in) financing activities was $162 and ($7,098) for the three month periods ended March 31, 2009 and 2008, respectively.  The following primary financing activities in the three months ended March 31, 2009 resulted in the net cash provided of $162: repayments of ComVest debt of $536; borrowings against ClearPoint’s credit facility of $1,150; repayments of long term M&T debt of $193; repayments of Blue Lake debt of $100; repayments on notes payable of $159.

The primary financing activities for the three months ended March 31, 2008 were: repayments of long-term debt to M&T of $250; repayments on the M&T credit facility of $6,848; proceeds from the stockholders note of $800; and assumption of the stockholders note of $800.

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

ClearPoint and M&T entered into a Loan Modification and Restructure Agreement dated June 20, 2008 (the “M&T Restructure Agreement”) pursuant to which the parties agreed to: (i) consolidate the certain obligations owing to M&T (the “M&T Obligations”), (ii) reduce the carrying amount of the consolidated obligations from $10,900, which consisted of the M&T Revolver and Term Loan of approximately $7,000 and $3,900, respectively (net of additional cash payments made during negotiations), to $8,600, (iii) subordinate the M&T Obligations to ClearPoint’s obligations to ComVest (the “ComVest Obligations”) and (iv) permit ClearPoint to repay the M&T Obligations on a deferred term basis. The M&T Restructure Agreement provides that on the earlier of the first day of the calendar month following ClearPoint’s full satisfaction of the ComVest Obligations or January 1, 2011 (the “Obligations Amortization Date”), ClearPoint shall repay a total of $3,000 in principal amount (the “M&T Deferred Obligations”) to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and Spring Back Events, as defined below. In the event of a sale of substantially all of ClearPoint’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, ClearPoint must prepay the M&T Deferred Obligations by an amount equal to 25% of such proceeds as are payable to ComVest under such circumstances.

The $8,600 being paid to M&T is comprised of the following components: $3,000 note payable; guarantee of $3,000 of accounts receivable; pledging a minimum of a $1,000 tax refund; $1,000 cash payment made at the time of closing of the ComVest transactions described below; and $600 of the $1,500 certificate of deposit held by M&T.

ClearPoint issued to M&T warrants to purchase its common stock of which warrants to purchase 1,200,000 shares of common stock have an exercise price of $0.01 per share and warrants to purchase 300,000 shares of common stock have an exercise price of $1.00 per share (collectively, the “M&T Warrants”).  In accordance with SFAS No. 150, the fair value of the warrants has been classified as a liability since M&T has the right to put the M&T Warrants back to ClearPoint in exchange for a cash settlement of $1.00 per share. At March 31, 2009, the balance sheet included a warrant liability of $1,266 related to the fair value of M&T Warrants (see Note 11 of the Notes to the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The gain on restructuring of debt of $687 recorded in the year ended December 31, 2008 reflected the reduction in principal carrying balance offset by the fair value of the M&T Warrants and other direct costs. ClearPoint entered into a registration rights agreement dated June 20, 2008 to register the shares of common stock underlying the M&T Warrants.

In addition, prior to the Obligations Amortization Date, ClearPoint must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3,000 and (ii) existing and future federal and state income tax refunds of not less than $1,000 due or which become due to ClearPoint for any period prior to January 1, 2008.  In the event such payments by ClearPoint are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of either amounts paid by ClearPoint will be remitted to ClearPoint and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.  ClearPoint remitted all applicable federal and state income tax refunds to M&T required under the M&T Restructure Agreement.  At March 31, 2009, income tax refunds of $1,024 resulting from net operating loss carry-backs and $88 refunds of overpayments were received by ClearPoint and remitted to M&T.  At March 31, 2009, ClearPoint remitted to M&T a total of approximately $2,417, which was comprised of approximately $1,305 applied to the $3,000 accounts receivable target and $1,112 applied to the $1,000 federal and state income tax refund target.  The excess of $112 over the $1,000 tax refund target will be credited to the M&T Deferred Obligations.  At March 31, 2009, the outstanding balance related to the $3,000 accounts receivable target was $1,583.

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

Pursuant to the M&T Restructure Agreement, ClearPoint must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) ClearPoint and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of ClearPoint; limitations on dividends and distributions of cash or property to equity security holders of ClearPoint and/or redemptions or purchases of capital stock or equity securities of other entities; and restrictions on collateralizing subordinated indebtedness. At March 31, 2009, ClearPoint was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that ClearPoint may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the amended and restated note issued to Blue Lake dated April 14, 2008. For each $50 paid on account of the note issued to Blue Lake, Michael Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, a principal stockholder of ClearPoint, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10, subject to an aggregate amount of each surety’s liability of $150.

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

The maximum amount that may be outstanding under the ComVest Revolver is initially $3,000 (the “ComVest Revolver maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the ComVest Revolver maximum will be reduced by an amount equal to 5.5% of the ComVest Revolver maximum in effect for the previous month. To the extent the amounts outstanding under the ComVest Revolver exceed the ComVest Revolver maximum, ClearPoint must make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the ComVest Revolver maximum. ClearPoint may borrow under the ComVest Revolver from time to time, up to the then applicable ComVest Revolver maximum. The amounts due under the ComVest Revolver bear interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At March 31, 2009, the interest rate on the $2,150 outstanding under the ComVest Revolver was 7.25% and the interest rate on $7,118 outstanding under the ComVest Term Loan was 10% per annum. The ComVest Loans provide that the stated interest rates are subject to increase by 500 basis points during the continuance of an event of default under the ComVest Loan Agreement.

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

As of March 31, 2009, ClearPoint was in default on principal installment payments due for February and March, 2009 under the ComVest Term Loan in the amount of $420, in the aggregate.  ClearPoint was also in default on principal installment payments for April, 2009 of $255 under the ComVest Term Loan.  The failure to make such payments constitutes an event of default under the ComVest Loan Agreement.  ClearPoint is obligated to pay a default interest rate of 500 basis points over the prevailing rate on the foregoing amounts, which difference between the default rate and the prevailing rate was not paid as of the date of filing this Quarterly Report on Form 10-Q.  On May 19, 2009, ComVest executed a waiver letter (the “Term Loan Waiver”) related to the ComVest Loan Agreement.  Pursuant to the Term Loan Waiver, ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but not later than the maturity date of the ComVest Term Loan under the ComVest Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.

On January 29, 2009, in order to assist ClearPoint in making the payments under the XRoads Agreement, as defined below, ComVest and ClearPoint entered into Amendment No. 1 to the ComVest Term Loan, pursuant to which the installments due and payable under the ComVest Term Loan on each of February 1, 2009, March 1, 2009, April 1, 2009 and May 1, 2009, respectively, shall be reduced by an amount equal to the positive difference (if any) of (i) the lesser of (a) $50 or (b) the amount paid or payable by ClearPoint to XRoads during the immediately preceding calendar month pursuant to the XRoads Agreement, minus (ii) the amount (if any) by which the aggregate Royalties collected during the immediately preceding calendar month exceeded $450. After the effective date of any termination of the XRoads Agreement, no reduction in any subsequent installments shall be permitted and, notwithstanding any extension beyond the initial four month term of the XRoads Agreement, ComVest shall not be obligated to reduce any further installments.  For additional information regarding the XRoads Agreement, as amended, see “—Agreement with XRoads Solutions.”  The Amendment No. 1 to the ComVest Term Loan also contains ComVest’s acknowledgement and consent to ClearPoint’s amendment of the payment terms and payment schedule of the note payable to the former shareholders of StaffBridge, Inc. as set forth in the Debt Extension Agreement dated December 31, 2008.  For additional information regarding such note, see “—StaffBridge.”

On May 7, 2009, ClearPoint entered into a non-binding term sheet (the “Term Sheet”) with ComVest outlining certain terms of restructuring the ComVest Revolver and ComVest Term Loan, subject to entering into final binding agreements between ComVest and ClearPoint.  The Term Sheet contemplates converting the existing credit facility into a senior secured revolving credit facility (the “New Revolver”) in the principal amount of $10,500.

On May 13, 2009, ComVest executed a waiver letter (the “Blue Lake Waiver”) to the ComVest Loan Agreement.  Pursuant to the Blue Lake Waiver, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make certain payments due under a note issued to Blue Lake and all remedies available to ComVest as a result of the failure to make such payments provided that such payments due under the Blue Lake Note are paid solely in Escrow Shares.  Blue Lake and ClearPoint are discussing whether the issuance of the Escrow Shares will constitute the full satisfaction of CPR’s obligations under the Blue Lake Note.  For additional information regarding the Blue Lake Note, see “—Notes Issued to Blue Lake and Sub Noteholders.”

As provided by the ComVest Loan Agreement and the ComVest Loans, ComVest may collect amounts due under the ComVest Loans from a “lockbox” account of ClearPoint and/or charge the ComVest Revolver for such amounts. Royalty payments received primarily from StaffChex and Select are segregated and solely used for the repayment of the ComVest Term Loan. To the extent that royalty receipts from these sources do not meet the minimum threshold of $200 per month, ClearPoint must make up the difference from its operating cash. In the event that royalty receipts from these sources exceed $450 in a given month, ClearPoint may utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion.  For the three months ended March 31, 2009, ClearPoint remitted approximately $1,882 of principal and interest payments, in the aggregate, to ComVest, all of which was derived from its royalty receipts.  As of March 31, 2009 ClearPoint has remitted, since inception of the loan, $3,612 of principal and interest payments, in the aggregate, to ComVest, of which $3,489 was derived from its royalty receipts and $123 was derived from its other operations.

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

Beginning with the fiscal quarter ending December 31, 2009, ClearPoint must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009. Until the ComVest Obligations have been paid in full and the ComVest Revolver has been terminated, ClearPoint must comply with various notice and other reporting covenants including, but not limited to, providing notice to ComVest upon the occurrence of certain events, periodically furnishing certain financial statements and other information to ComVest, maintaining its books and records and permitting inspection of such materials by ComVest upon reasonable request. The ComVest Loan Agreement also provides that until the ComVest Obligations have been satisfied in full, ClearPoint must provide written notice to ComVest of all meetings of the board of directors and actions proposed to be taken by written consent and must permit a representative of ComVest to attend or participate in any such meeting as a non-voting observer. At March 31, 2009, ClearPoint was in compliance with the applicable notice and reporting requirements required under the ComVest Loan Agreement.

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

ALS

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS (see Note 4 of the Notes to the Condensed Interim Consolidated Financial Statements included in this Quarterly Report on Form 10-Q). The purchase price of $24,400 consisted of cash of $19,000, the ALS Note of $2,500 at an interest rate of 7%, shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ALS’ stockholders may also receive up to two additional $1,000 payments in shares of common stock based on financial and integration performance metrics of ClearPoint in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at March 31, 2009 was not repaid due to the pending litigation with TSIL (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q). In connection with the transaction with ComVest described above, on June 20, 2008, ClearPoint entered into the ALS Agreement with ALS and certain other parties whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008 (defined below); (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,156 (remaining principal balance of $2,023 plus accrued interest of $133), which balance was $2,156 at March 31, 2009, bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS Subordination Letter; (iii) that ClearPoint would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the acquisition of ALS; (iv) that ALS may defend and indemnify ClearPoint in connection with the TSIL Litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice. ClearPoint valued the shares issued at their fair market value as of the date of issuance of $102 and recorded that amount as expense.  ClearPoint has no future obligation to issue any additional shares of common stock to ALS.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and ClearPoint dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that ClearPoint may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the ComVest Term Loan so long as ClearPoint is otherwise permitted to make such payments, ClearPoint shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, ClearPoint shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  The transaction did not classify as a restructuring of debt.  For the three months ended March 31, 2009 and 2008, ClearPoint accrued $27 and $10, respectively, in interest expense associated with the ALS Note.  As of March 31, 2009, ClearPoint had $86 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note.

StaffBridge

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge for $233 in cash and the StaffBridge Note payable of $450 due December 31, 2007. The StaffBridge Note, due to the StaffBridge Shareholders, bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the StaffBridge Note was amended to extend the maturity date to June 30, 2008. In addition, the amount of StaffBridge Note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. ClearPoint incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock. As of June 30, 2008, ClearPoint did not pay any monthly interest installments pursuant to the amended StaffBridge Note. The failure to pay such interest installments would permit noteholders to declare all amounts owing under the StaffBridge Note due and payable. On August 13, 2008, the outstanding accrued interest of $24 was paid and ComVest waived any default related thereto effective June 30, 2008. The balance of the StaffBridge Note payable at March 31, 2009 was $177 and, as of March 31, 2009, ClearPoint paid all monthly interest installments pursuant to the amended StaffBridge Note, amounting to $38.

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

Effective December 31, 2008, the StaffBridge Note was further amended pursuant to a second Debt Extension Agreement dated December 31, 2008 to provide for the following payment schedule of the outstanding amount due under the StaffBridge Note: $100 was paid on or about December 31, 2008 and the remaining balance shall be paid in four equal quarterly payments of $59, beginning on March 31, 2009 and ending on December 31, 2009.

Notes Issued to Blue Lake and Sub Noteholders

Blue Lake

On March 1, 2005, CPR issued a promissory note to Blue Lake in the amount of $1,290 which was due March 31, 2008 (the “Blue Lake Note”). Interest of 6% per annum was payable quarterly. This note has been guaranteed by Michael Traina and Christopher Ferguson and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under an agreement dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (the “Amended Blue Lake Note”), with a principal amount of $1,290, which was due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR was obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note.

CPR did not make the required payments of: (i) $50 in January, 2009 and (ii) $490, plus accrued interest of $33, in April, 2009 under the Blue Lake Note.  On May 1, 2009, ClearPoint received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that ClearPoint immediately pay a total of approximately $573.  Pursuant to the terms of the Blue Lake Note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake.  ClearPoint did not cure such default on or prior to May 8, 2009.  On May 7, 2009, Blue Lake requested disbursement of the Escrow Shares and, pursuant to the Escrow Agreement, the escrow agent is obligated to deliver the Escrow Shares to Blue Lake 10 calendar days after receipt of the request for disbursement.

An event of default under the Blue Lake Note triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement, unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  On May 13, 2009, ComVest executed the Blue Lake Waiver to the Loan Agreement, pursuant to which, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the payments due under the Blue Lake Note and all remedies available to ComVest as a result of the failure to make such payments, provided that such payments due under the Blue Lake Note are paid solely in Escrow Shares.  Blue Lake and ClearPoint are discussing whether the issuance of the Escrow Shares will constitute the full satisfaction of CPR’s obligations under the Blue Lake Note.

Sub Noteholders

On March 1, 2005, CPR issued a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. LLC (“Fergco”), a New Jersey limited liability company of which Christopher Ferguson owns a twenty-five percent (25%) ownership interest. The balance of this note payable at March 31, 2009 was $300 (“$300 Note”).

On March 1, 2005, CPR issued 12% Amended and Restated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to Alyson Drew, the spouse of Parker Drew, a director of ClearPoint. The balance of these notes payable at March 31, 2009 was $250 (“$250 Notes”).  The holders of the $300 Note and the $250 Notes are collectively referred to as the Sub Noteholders.

Effective March 31, 2008, CPR amended and restated the $300 Note and the $250 Notes (collectively “Sub Notes”), and extended their maturity dates to March 31, 2009 under the amended sub notes, dated March 31, 2008 and issued by CPR to each Sub Noteholder (collectively, the “Amended Sub Notes”). All sums outstanding from time to time under each Amended Sub Note bear the same interest of 12% per annum as under the Sub Note, payable quarterly, with all principal payable on the maturity date. CPR’s failure to make any payment of principal or interest under the Amended Sub Note when such payment is due constitutes an event of default, if such default remains uncured for 5 business days after written notice of such failure is given to CPR by the Sub Noteholder. Upon an event of default and at the election of the Sub Noteholder, the Sub Note, both as to principal and accrued but unpaid interest, will become immediately due and payable. As of March 31, 2009, ClearPoint made all required interest payments on the Amended Sub Notes.

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

On June 20, 2008, CPR exercised its right to extend the maturity date of the Amended Sub Notes to March 31, 2010 and, in connection with such extension, the Sub Noteholders received Additional Sub Note Warrants to purchase 82,500 Sub Note Warrant Shares at an exercise price of $1.55 per share. The Additional Sub Note Warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011. The exercise price and the number of Sub Note Warrant Shares are subject to adjustment in certain events, including a stock split and reverse stock split.

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

On February 28, 2008, ClearPoint Workforce, LLC (“CPW”) advanced $800, on behalf of Optos, to the provider of Optos’ outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008.

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

On June 26, 2008, ClearPoint issued amended and restated Bridge Loans (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contained identical terms and provided that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) ClearPoint had the right to repay the Amended Bridge Notes in shares of common stock at a price equal to the closing price of the common stock on June 26, 2008. The Amended Bridge Notes did not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Bridge Note. Mr. Drew’s Amended Bridge Note was repaid in full and Mr. Traina was repaid $5 during the quarter ended June 30, 2008. The balance of Mr. Traina’s loan was repaid in July 2008. On August 12, 2008, ClearPoint’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova in 204,082 shares of common stock.

Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model

HRO

On February 7, 2008, CPR entered into a Purchase Agreement effective as of February 7, 2008 (the “HRO Purchase Agreement”) with HRO, CPR’s wholly owned subsidiary, and AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS was obligated to pay such fee in arrears on the first business day of every month. Unpaid fees were subject to interest at a rate of 1.5% per month. As of March 31, 2009, AMS did not pay to CPR the earnout payments required under the HRO Purchase Agreement.

ClearPoint ceased recording revenues related to the HRO Purchase Agreement during the year ended December 31, 2008.

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

On February 28, 2008, CPR entered into a Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex subject to certain conditions for the completion of the transaction. Under the StaffChex Purchase Agreement, StaffChex assumed certain liabilities of CPR and acquired from CPR all of the Customer Account Property, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR, pursuant to the KOR Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”) pursuant to an Exclusive Supplier Agreement, dated September 2, 2007. In consideration for the Customer Account Property acquired from CPR, StaffChex issued to CPR 15,444 shares of common stock and CPR is entitled to receive an additional 15,568 shares of StaffChex common stock, pursuant to the earnout provisions set forth in the StaffChex Purchase Agreement, which have been met.  As a result, CPR is entitled to 31,012 shares (16.4%) of StaffChex’s outstanding stock, of which 15,568 shares have not yet been issued.

In addition, CPR entered into an iLabor agreement with StaffChex (the “StaffChex iLabor Agreement”) whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR a percentage (the “Royalty”) (as of March 31, 2009, the percentage was 1.25%) of StaffChex’s total collections from its total billings for temporary staffing services provided to ClearPoint’s clients through the iLabor Network or otherwise. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively. ClearPoint did not incur any early termination penalties in connection with such terminations.

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

TZG, Optos and Select

On August 13, 2007, ClearPoint entered into an Agreement with TZG, a Delaware limited liability company controlled by J. Todd Warner, a former officer of ClearPoint, pursuant to which ClearPoint granted to TZG an exclusive right and license (i) to set up and operate a franchise of ClearPoint’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of ClearPoint’s proprietary intellectual property. In consideration for the grant and license, TZG was required to pay to ClearPoint, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation. Through this relationship, TZG operated and managed up to twenty-five of ClearPoint’s branches. The Agreement with TZG was terminated on February 28, 2008, as described below.

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

On July 29, 2008, Select, together with Real Time, initiated the Select Litigation claiming that ClearPoint owed it $1,033 for services performed.  For additional information regarding the Select Litigation, see “Note 20 – Litigation” to ClearPoint’s condensed interim consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

ClearPoint agreed to compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and to reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at ClearPoint’s option. At ClearPoint’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the Advisory Services Agreement are priced at the month-end closing price for each month of services rendered. ClearPoint incurred approximately $293 in fees owing to TNMC for its services in the fiscal year ended December 31, 2008. ClearPoint’s board of directors approved payment of $266 for the Advisory Services in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and, on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock. ClearPoint recorded approximately $99 for reimbursement of expenses incurred by TNMC in connection with the Advisory Services provided from February, 2008 through March, 2009.

Agreements with Christopher Ferguson, Kurt Braun and John Phillips

On February 28, 2008, Christopher Ferguson resigned as ClearPoint’s and CPR’s director, President and Secretary in connection with the Optos Licensing Agreement described above. ClearPoint and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, ClearPoint entered into a consulting agreement with Mr. Ferguson pursuant to which he was entitled to be paid $25 per month for twelve (12) months. In return, Mr. Ferguson was obligated to assist ClearPoint with matters relating to the performance of his former duties and worked with ClearPoint to effectively transition his responsibilities. As of March 31, 2009, ClearPoint paid Mr. Ferguson approximately $58 pursuant to the consulting agreement and recorded a related party liability of $257 as of March 31, 2009 pursuant to the consulting agreement.  ClearPoint agreed to resume making payments to Mr. Ferguson in the first quarter of 2010 and recorded the short and long term portions of such obligation of $64 and $193, respectively, at March 31, 2009.

On June 20, 2008, Kurt Braun, ClearPoint’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as ClearPoint’s Chief Financial Officer, ClearPoint and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”). In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to ClearPoint, ClearPoint has agreed to, among other things: (i) pay Mr. Braun $75, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with ClearPoint’s 2006 equity incentive plan. As of December 31, 2008, ClearPoint paid Mr. Braun approximately $75 as severance under the Braun Separation Agreement.

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

Agreement with XRoads Solutions

On January 13, 2009, ClearPoint entered into an agreement with XRoads (the “XRoads Agreement”). Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as ClearPoint’s Interim Chief Operating Officer (the “XRoads Engagement”). In such capacity, Mr. Delle Donne will have direct responsibility over ClearPoint’s day to day operations and will report to Michael D. Traina, ClearPoint’s Chief Executive Officer. XRoads will submit bi-weekly oral or written progress reports to ClearPoint’s board of directors. The term of the XRoads Agreement commenced on January 13, 2009 and continued until May 13, 2009.  Effective May 14, 2009, the XRoads Agreement was amended pursuant to Amendment No. 1 dated May 18, 2009 (the “XRoads Amendment”).  Pursuant to the XRoads Amendment, the term of the XRoads Agreement was extended to run from May 14, 2009 through August 13, 2009 (the “XRoads Extension”).

ClearPoint paid XRoads $50 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, XRoads is entitled to a monthly fee based upon achievement of certain increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated pursuant to the XRoads Agreement.  Such fee is equal to 10% of increases in monthly EBITDA during the term of the XRoads Agreement over EBITDA for the month ended January 31, 2009, capped at $50 per month (the “EBITDA Fee”).  During the three months ended March 31, 2009, ClearPoint paid no EBITDA Fees to XRoads.  ClearPoint also agreed to pay reasonable expenses incurred by XRoads for services related to its services and remitted a retainer in the amount of $10 to XRoads for such purpose.  During the three months ended March 31, 2009, pursuant to the XRoads Agreement, ClearPoint paid XRoads a total of $150 and the $10 retainer for reimbursement of expenses.  Any amounts not paid when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.

The terms and conditions of the original XRoads Agreement which were not affected by the XRoads Amendment will remain in full force and effect during the XRoads Extension.  ClearPoint agreed to pay XRoads $45 per 30 day period of the XRoads Extension and the EBITDA Fee will remain at 10%, calculated in accordance with the XRoads Amendment, and subject to the cap of $50 per month.  In addition, pursuant to the XRoads Amendment, in the event Mr. Delle Donne is hired by ClearPoint, ClearPoint agreed to pay XRoads an aggregate of $250 as liquidated damages.  This amount is payable in the form of (i) $100 of cash due on Mr. Delle Donne’s hire date, (ii) a warrant to purchase ClearPoint’s common stock with a value of $100 based on the closing price on the day Mr. Delle Donne begins employment and (iii) a $50 promissory note bearing interest at 8% payable in four quarterly installments at the end of each calendar quarter following the start of Mr. Delle Donne’s employment.

In addition, ClearPoint issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share, exercisable through December 31, 2010 in connection with the expiration of the XRoads Agreement on May 13, 2009.  In connection with the XRoads Extension, ClearPoint is obligated to issue an additional warrant to purchase 75,000 shares of common stock with an expiration date of April 30, 2011.

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

Warrants and Unit Purchase Option Issued in 2005 Public Offering

As a result of the 2005 public offering, there were 11,040,000 common stock purchase warrants issued and outstanding at March 31, 2009, which included warrants that were part of the outstanding units. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share commencing on February 12, 2007 (the completion of the merger with Terra Nova).  Such warrants expired on April 17, 2009 according to their terms. In connection with the 2005 public offering, an option was issued for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit with each unit consisting of one share of common stock and two common stock purchase warrants. In addition, the warrants underlying such units were exercisable at $6.65 per share.  The option expired on April 17, 2009 according to its terms.

Income Taxes

As of March 31, 2009, ClearPoint had a net current and non-current deferred tax asset of $0. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. ClearPoint is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, ClearPoint historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. ClearPoint determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary.

Contingencies and Litigation

ClearPoint is involved in various litigation matters.  For a description of such matters, see Note 20 to the Notes to the Condensed Interim Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  ClearPoint has accrued for some, but not all, of these matters where payment is deemed probable and an estimate or range of outcomes can be made. An adverse decision in a matter for which ClearPoint has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that ClearPoint’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of ClearPoint’s business strategy, which may negatively impact ClearPoint’s financial position and results of operations.

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

Listing on Nasdaq

On July 16, 2008, staff of the Nasdaq Listing Qualifications Department notified ClearPoint that it had determined to delist ClearPoint’s securities from The Nasdaq Capital Market. On July 23, 2008, ClearPoint requested an appeal of this determination. On September 9, 2008, the Staff notified ClearPoint that its appeal had been denied and that trading in ClearPoint’s securities would be suspended on September 11, 2008. ClearPoint’s securities were delisted from Nasdaq effective at the opening of the trading session on November 24, 2008. Effective September 11, 2008, ClearPoint’s common stock was quoted on The OTC Bulletin Board under the symbol “CBPR.OB.” Effective September 15, 2008, ClearPoint’s units and warrants were quoted on The OTC Bulletin Board under the symbols “CBPRU.OB” and “CPBRW.OB,” respectively.  Following the expiration of ClearPoint’s warrants in April, 2009, ClearPoint’s units and warrants were no longer quoted on The OTC Bulletin Board.

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB released FASB Staff Position (“FSP”) FSP FAS 157-2 – Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years.

In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active.” This FSP clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of SFAS No. 157 for financial assets and liabilities, effective January 1, 2008, and FSP FAS 157-2, effective January 1, 2009, did not have a material impact on ClearPoint’s consolidated financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively. The implementation of SFAS No. 159 for financial assets and liabilities, effective January 1, 2008, did not have an impact on ClearPoint’s consolidated financial position and results of operations, as management has not elected to measure at fair value any of ClearPoint’s eligible financial instruments or other items not previously required to be measured at fair value.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations—a replacement of FASB Statement No. 141.”  This statement establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued FSP SFAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies,” which amends SFAS No. 141(R) to require that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.”  Both pronouncements were effective for ClearPoint as of January 1, 2009 and will be applied prospectively to business combinations entered into on or after that date.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” This statement requires that a noncontrolling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest should be separately identified in the consolidated financial statements. ClearPoint has applied the provisions of SFAS No. 160 prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption did not have an impact on ClearPoint’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of SFAS No. 161, effective January 1, 2009, did not have a material impact on ClearPoint’s consolidated financial statements.

Standards Issued But Not Yet Adopted

In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets,” which amends FAS 132(R) to provide guidance on disclosures about plan assets of a defined benefit pension or other postretirement plan. These new disclosures will provide users of the financial statements with an understanding of how investment allocation decisions are made, the major categories of plan assets, the input and valuation techniques used to measure the fair value of plan assets, the effects of fair value measurements and the significant concentrations of risk in regard to the plan assets. This FSP is effective for fiscal years ending after December 15, 2009. As the position only requires enhanced disclosures, management believes its adoption will not have an impact on ClearPoint’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which supersedes FSP FAS 157-3 This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Management believes that the adoption of FSP FAS 157-4 will not have a material impact on ClearPoint’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Management believes that the adoption of this position will not have a material impact on ClearPoint’s consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, our management, under the supervision and with the participation of the principal executive officer and principal financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act).  Based on this evaluation, our principal executive officer and principal financial officer concluded that the disclosure controls and procedures were effective as of the end of the period covered by this report to provide reasonable assurance that information required to be disclosed in reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and (ii)  accumulated and communicated to our management, including the principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

A control system, no matter how well designed and operated, can provide only reasonable assurance that the control system’s objectives will be met.  Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II — OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

Sunz Insurance

On or about June 25, 2008, Sunz filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ALS d/b/a ClearPoint HR and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.  On April 29, 2009, this dispute was settled in mediation, and ClearPoint agreed to make a cash payment of approximately $49 to Sunz and to issue an irrevocable letter of credit to cover future claims, if any.  The letter of credit will expire on February 22, 2013.

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

AICCO, Inc.

On November 18, 2008, AICCO filed a complaint the Court of Common Pleas of Bucks County, Pennsylvania against ClearPoint alleging that AICCO agreed to finance premiums of certain insurance policies procured by ClearPoint pursuant to a certain premium finance agreement among AICCO and ClearPoint. AICCO claims that ClearPoint breached the terms of such agreement by failing to make certain installment payments and seeks damages in excess of approximately $600, together with interest and attorney’s fees and costs.  On December 23, 2008, ClearPoint filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to ClearPoint’s complaint on March 27, 2009.  The additional defendants’ answer included a counter-claim for indemnification from ClearPoint.  ClearPoint replied to the additional defendants’ counterclaim on April 27, 2009 denying any liability.  ClearPoint contends that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  ClearPoint alleged breach of contract against the joined defendants and seeks contribution and indemnification from such parties in this matter.  This litigation is currently in the discovery phase.

ClearPoint has accrued for some, but not all, of these matters where payment is deemed probable and an estimate or range of outcomes can be made. An adverse decision in a matter for which ClearPoint has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that ClearPoint’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of ClearPoint’s business strategy, which may negatively impact ClearPoint’s financial position and results of operations.

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

ITEM 1A.	RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, which could materially affect our business, financial condition or results of operations.

The risks described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

This Quarterly Report on Form 10-Q includes a going concern note to our condensed interim consolidated financial statements for the fiscal quarter ended March 31, 2009 which may require us to scale back or cease operations.

At March 31, 2009, we had cash and cash equivalents of $319, an accumulated deficit of approximately $55,129 and working capital deficiency of approximately $11,859.  For the three months ended March 31, 2009, we incurred a net loss of approximately $638.  Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, we included “Note 1 – Going Concern” to our condensed interim consolidated financial statements for the quarter ended March 31, 2009, which states that there is substantial doubt about our ability to continue as a going concern.

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

We have defaulted on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources.  At March 31, 2009, we had cash and cash equivalents of approximately $319 and approximately $26,319 of total liabilities.

Our ability to borrow under the ComVest revolving credit facility and term loan would be compromised in the event of non-compliance with applicable covenants under the ComVest loan agreement.  Such non-compliance constitutes an event of default and, unless waived by ComVest, permits the lender to exercise its remedies under the ComVest loan agreement, including declaring all amounts owing under the revolving credit facility and the term loan, which constituted, in the aggregate, approximately $9,268 at March 31, 2009, to be immediately due and payable.  An event of default under the ComVest loan agreement also requires us to pay higher rates of interest on the amounts we owe to ComVest and, pursuant to a cross-default provision, may trigger an agreement termination event under the M&T loan agreement, which would, among other remedies available to M&T, result in the deferred obligations under such agreement, which constituted, in the aggregate, approximately $4,802 at March 31, 2009, becoming accelerated and immediately due and payable.

As of the date of filing this Quarterly Report on Form 10-Q, we did not make certain required principal installment payments of $675, in the aggregate, under the ComVest term loan.  The failure to make such payments constitutes an event of default under the ComVest loan agreement.  We are obligated to pay a default rate of 500 basis points over the prevailing rate on the foregoing amount, which difference between the default rate and the prevailing rate was not paid as of the date of filing this Quarterly Report on Form 10-Q.  On May 19, 2009, ComVest executed a waiver letter related to the ComVest loan agreement, referred to as the term loan waiver.  Pursuant to the term loan waiver, ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but not later than the maturity date of the term loan under the loan agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.

Also listed as an event of default under the ComVest loan agreement is a default with respect to any other of our indebtedness exceeding $100, if the effect of such default would permit the lender to accelerate the maturity of such indebtedness.

CPR, our wholly-owned subsidiary, did not make certain payments of $50 in January, 2009 and $490, plus accrued interest of approximately $33, in April, 2009 under the note payable to Blue Lake.  On May 1, 2009, we received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that we immediately pay a total of approximately $573.  On May 13, 2009, ComVest executed a waiver letter, referred to as the Blue Lake waiver.  Pursuant to the Blue Lake waiver, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the foregoing payments and all remedies available to ComVest as a result of the failure to make such payments, provided that such obligations would be satisfied solely with 900,000 shares released from escrow.  We are discussing with Blue Lake whether the issuance of such shares will constitute the full satisfaction of CPR’s obligations under the note payable to Blue Lake.

If adequate funds are not available, or are not available on acceptable terms, we may not be able to repay our existing debt obligations, or obtain the necessary waivers, and we may seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 13, 2009, ClearPoint entered into the XRoads Agreement with XRoads.  In connection with expiration of the XRoads Agreement on May 13, 2009, ClearPoint issued to XRoads a warrant to purchase up to 100,000 shares of ClearPoint’s common stock at the exercise price of $0.12 per share (the “Warrant”).  Such Warrant is exercisable through December 31, 2010.  For additional information regarding the XRoads Agreement, as amended, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ClearPoint offered and sold the Warrant in reliance on the exemption from the registration requirements of Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act, based upon a determination that the Warrant was being issued to a sophisticated investor that could fend for itself and that had access to, and was provided with, certain information that would otherwise be contained, or incorporated by reference, in a registration statement and there was no general solicitation.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

Other than ClearPoint’s failure to make certain principal installment payments on the ComVest Term Loan discussed in Part II, Item 5 “Other Information” in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, there have been no defaults upon senior securities that were not previously reported on a Current Report on Form 8-K.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

As of the date of filing this Quarterly Report on Form 10-Q, ClearPoint did not make certain required principal installment payments in February, March and April, 2009 of $675, in the aggregate, under the ComVest Term Loan.  The failure to make such payments constitutes an event of default pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement, unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  ClearPoint is obligated to pay a default rate of 500 basis points over the prevailing interest rate on the foregoing amount, which difference between the default rate and the prevailing rate was not paid as of the date of filing this Quarterly Report on Form 10-Q.  On May 19, 2009, ComVest executed the Term Loan Waiver, pursuant to which ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but not later than the maturity date of the ComVest Term Loan under the ComVest Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.

Effective May 14, 2009, the XRoads Agreement was amended pursuant to the XRoads Amendment dated May 18, 2009.  Pursuant to the XRoads Amendment, the term of the XRoads Agreement was extended to run from May 14, 2009 through August 13, 2009.  ClearPoint agreed to pay XRoads $45 per 30 day period of the XRoads Extension and the EBITDA Fee will remain at 10%, calculated in accordance with the XRoads Amendment, and subject to the cap of $50 per month.  In addition, pursuant to the XRoads Amendment, in the event Mr. Delle Donne is hired by ClearPoint, ClearPoint agreed to pay XRoads an aggregate of $250 as liquidated damages.  This amount is payable in the form of (i) $100 of cash due on Mr. Delle Donne’s hire date, (ii) a warrant to purchase ClearPoint’s common stock with a value of $100 based on the closing price on the day Mr. Delle Donne begins employment and (iii) a $50 promissory note bearing interest at 8% payable in four quarterly installments at the end of each calendar quarter following the start of Mr. Delle Donne’s employment.  The terms and conditions of the original XRoads Agreement which were not affected by the XRoads Amendment will remain in full force and effect during the XRoads Extension.

The foregoing is a summary of certain material provisions of the Term Loan Waiver and the XRoads Amendment.  This summary is not intended to be complete and is qualified in its entirety by reference to the Term Loan Waiver and the XRoads Amendment, which are attached as Exhibits 10.5 and 10.2 to this Quarterly Report on Form 10-Q, respectively.

ITEM 6.	EXHIBITS.

Exhibit No.	Description
4.1	Form of Warrant issued to XRoads Solutions Group, LLC.

10.1	Letter Agreement dated January 13, 2009 among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed on February 4, 2009).

10.2	Amendment No. 1 dated May 18, 2009 to Letter Agreement among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC.

10.3
Amendment No. 1 dated January 29, 2009 to Term Note dated June 20, 2008 issued by ClearPoint Business Resources, Inc. to ComVest Capital, LLC (incorporated by reference from Exhibit 10.3 to Form 8-K filed on February 4, 2009).

10.4	Waiver Letter dated May 13, 2009 issued by ComVest Capital, LLC.

10.5	Waiver Letter dated May 19, 2009 issued by ComVest Capital, LLC.

10.6
Amendment No. 1 to iLabor Network Supplier Agreement among ClearPoint Resources, Inc., Staffchex, Inc. and Staffchex Servicing, LLC dated March 16, 2009 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 20, 2009).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference Note 17 to the Notes to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CLEARPOINT BUSINESS RESOURCES, INC.

	By:	/s/ Michael D. Traina
Date: May 20, 2009		Michael D. Traina Chief Executive Officer

Date: May 20, 2009	By:	/s/ John G. Phillips
John G. Phillips Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Warrant issued to XRoads Solutions Group, LLC.

10.1	Letter Agreement dated January 13, 2009 among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed on February 4, 2009).

10.2	Amendment No. 1 dated May 18, 2009 to Letter Agreement among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC.

10.3
Amendment No. 1 dated January 29, 2009 to Term Note dated June 20, 2008 issued by ClearPoint Business Resources, Inc. to ComVest Capital, LLC (incorporated by reference from Exhibit 10.3 to Form 8-K filed on February 4, 2009).

10.4	Waiver Letter dated May 13, 2009 issued by ComVest Capital, LLC.

10.5	Waiver Letter dated May 19, 2009 issued by ComVest Capital, LLC.

10.6
Amendment No. 1 to iLabor Network Supplier Agreement among ClearPoint Resources, Inc., Staffchex, Inc. and Staffchex Servicing, LLC dated March 16, 2009 (incorporated by reference from Exhibit 10.1 to Form 8-K filed on March 20, 2009).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference Note 17 to the Notes to the Consolidated Financial Statements).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1