Form 10-Q
period 2009-06-30
Clearpoint Business Resources, Inc
filed 2009-08-19
CIK 1298663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2009

or

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of August 19, 2009
Common Stock	14,251,964

2

CLEARPOINT BUSINESS RESOURCES, INC.

i

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS -

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$234,607	$960,145
Accounts receivable, net of allowance for doubtful accounts of $5,352,157 and $5,774,921 at June 30, 2009 and December 31, 2008, respectively	776,563	1,073,420
Unbilled revenue	76,940	127,685
Notes Receivable – StaffChex	195,791	—
Prepaid expenses and other current assets	226,636	217,882
Refundable federal income tax	26,128	26,128
TOTAL CURRENT ASSETS	1,536,665	2,405,260
EQUIPMENT, FURNITURE AND FIXTURES, net	1,048,643	1,296,689
INTANGIBLE ASSETS, net	108,333	133,333
DEFERRED FINANCING COSTS, net	422,310	536,444
NOTES RECEIVABLE, long term	324,115	—
RESTRICTED CASH	25,000	—
OTHER ASSETS	27,337	709,404
TOTAL ASSETS	$3,492,403	$5,081,130

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) -

	June 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$3,050,199	$5,950,209
Accounts payable	2,688,069	2,725,659
Accrued expenses and other current liabilities	2,753,896	3,336,117
Accrued payroll and related taxes	664,976	744,758
Current portion of retirement benefit payable	84,420	146,900
Current portion of deferred revenue	996,104	996,104
Current portion of accrued restructuring costs – related party	64,177	256,709
Current portion of accrued restructuring costs	138,879	186,055
TOTAL CURRENT LIABILITIES	10,440,720	14,342,511
ACCRUED RESTRUCTURING COSTS, net of current	192,532	—
LONG-TERM DEBT, net of current	13,738,434	10,306,054
LIABILITY FOR WARRANTS ISSUED	1,256,761	1,213,433
DEFERRED REVENUE, net of current	498,053	996,104
RETIREMENT BENEFIT PAYABLE, net of current	135,646	135,646
TOTAL LIABILITIES	26,262,146	26,993,748

Commitments and contingencies	—	—

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized June 30, 2009 and December 31, 2008; 14,251,964 shares issued and outstanding June 30, 2009 and December 31, 2008)	1,425	1,425
Additional paid in capital	32,641,023	32,576,500
Accumulated deficit	(55,412,191)	(54,490,543)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(22,769,743)	(21,912,618)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$3,492,403	$5,081,130

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

- CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -

(UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$1,351,149	$3,291,462	$2,588,456	$27,510,890
COST OF SERVICES	—	2,909,919	—	25,653,640
GROSS PROFIT	1,351,149	381,543	2,588,456	1,857,250
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,334,856	6,391,612	2,525,371	11,949,610
RESTRUCTURING EXPENSE	—	—	—	2,100,422
DEPRECIATION AND AMORTIZATION	157,787	163,078	313,306	284,696
IMPAIRMENT OF GOODWILL	—	—	—	16,821,586
LOSS ON DISPOSAL OF FIXED ASSETS	—	—	4,708	1,022,210
(LOSS) FROM OPERATIONS	(141,494)	(6,173,147)	(254,929)	(30,321,274)
OTHER INCOME (EXPENSE)
Other income	359,896	260,238	390,285	299,315
Interest expense and factoring fees	(371,719)	(357,897)	(726,028)	(906,116)
Interest expense of amortization of original issue discount and warrant liabilities	(139,469)	—	(287,648)	—
Mark to market gain (loss) on derivative instruments	9,255	—	(43,328)	—
Gain on restructuring of debt	—	686,797	—	686,797
Other income (expense)	—	39,795	—	(99,129)
Gain (loss) on sale of subsidiary	—	600,000	—	(1,294,220)
TOTAL OTHER INCOME (EXPENSE)	(142,037)	1,228,933	(666,719)	(1,313,353)
LOSS BEFORE INCOME TAXES	(283,531)	(4,944,214)	(921,648)	(31,634,627)
INCOME TAX EXPENSE	—	—	—	5,007,180)
NET LOSS	$(283,531)	$(4,944,214)	$(921,648)	$(36,641,807)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.02)	$(0.37)	$(0.06)	$(2.69)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic and Diluted	14,251,964	13,425,051	14,251,964	13,631,689

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED

- STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) -

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total Stockholders’ Equity (Deficit)
Balance as of December 31, 2008	14,251,964	$1,425	$32,576,500	$(54,490,543)	$(21,912,618)
Issuance of warrants	—	—	30,333	—	30,333
Stock based compensation	—	—	34,190	—	34,190
Net loss	—	—	—	(921,648)	(921,648)
Balance as of June 30, 2009	14,251,964	$1,425	$32,641,023	$(55,412,191)	$(22,769,743)

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(921,648)	$(36,641,807)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	—	5,007,180
Long lived assets impairment and abandonment	—	1,022,210
Depreciation and amortization	447,417	284,696
Loss on disposal of fixed assets	4,708	—
Impairment of goodwill	—	16,821,586
Provision for (reduction in) doubtful accounts	(422,764)	2,611,046
Provision for franchise receivables	—	1,638,879
Loss on sale of subsidiary	—	1,294,220
Issuance of warrants	30,333	57,619
Stock-based compensation	34,190	21,102
Gain on M & T restructuring forgiveness of debt	—	(866,480)
Issuance of stock	—	120,970
Interest expense – original issue discount and warrant liabilities	287,650	—
Mark to market loss on derivative instruments	43,328	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	199,715	13,062,183
Decrease in unbilled revenue	50,745	2,001,683
(Increase) in prepaid expenses and other current assets	(8,754)	(424,434)
(Increase) decrease in other assets	51,313	(8,963)
Increase (decrease) in accounts payable	(37,590)	1,692,299
(Decrease) in accrued expense and other current liabilities	(468,668)	(815,310)
(Decrease) in accrued payroll and related taxes	(79,782)	(2,679,269)
Increase (Decrease) in deferred revenue	(498,051)	840,000
Increase (decrease) in accrued restructuring costs	(47,176)	929,975
(Decrease) in retirement benefits payable	(62,480)	—
Total adjustments to net loss	(475,866)	42,611,192
Net cash provided by (used in) operating activities	(1,397,514)	5,969,385
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(44,968)	(547,790)
(Increase) in restricted cash	(25,000)	—
Net cash (used in) investing activities	(69,968)	(547,790)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) of long-term debt	(1,138,079)	(9,623,508)
Proceeds from issuance of ComVest debt	—	8,000,000
Gross borrowings on notes payable to noteholders	—	204,449
Gross borrowings on revolving credit facility – ComVest	1,900,000	530,000
Fees incurred in refinancing	(19,976)	(693,082)
Net cash provided by (used in) financing activities	741,945	(1,582,141)
Net increase (decrease) in cash and cash equivalents	(725,538)	3,839,454
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	960,145	1,993,641
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$234,607	$5,833,095

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the six months ended June 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$486,760	$598,524
Income taxes	$—	$15,430

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

Non cash transactions:

ComVest Warrants issued and amortizable Original Issue Discount	$634,000
ComVest financing and amortizable Original Issue Discount	$1,000,000
ALS accrued interest converted to note payable (See Note 11 – Debt Obligations)	$132,661

During the six months ended June 30,2009, other assets of $630,754 were offset against long-term debt.

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing.  At June 30, 2009, the Company had an accumulated deficit of $55,412,191 and working capital deficiency of $8,904,055. For the six months ended June 30, 2009, the Company incurred a net loss of $921,648.  Although the Company restructured its debt and obtained new financing in the third quarter of 2009 (see Note 19 – Subsequent Events), cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months.  In order to meet its future cash and liquidity needs, the Company may be required to raise additional financing and restructure existing debt.  There is no assurance that the Company will be successful in obtaining additional financing and restructuring its existing debt.  If the Company does not generate sufficient cash from operations, raise additional financing and restructure existing debt, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying unaudited condensed consolidated financial statements of the Company and its wholly-owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

ClearPoint provides comprehensive workforce management technology solutions throughout the United States, including its iLabor technology platform (“iLabor” or the “iLabor Network”), vendor management services (“VMS”) and staff augmentation programs.  Since its inception, ClearPoint has enhanced its platform through organic growth and the integration of acquisitions.  Previously, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor.  During the year ended December 31, 2008, ClearPoint transitioned its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network. Under the new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers using iLabor. The Company now derives its revenues from fees related to iLabor Network, royalty fees related to contracts entered into under the previous business model and VMS fees. All operations are centralized at its offices in Chalfont, Pennsylvania.

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

Upon consummation of the Merger, $30.6 million was released from the Terra Nova Trust Fund to be used by the combined company. After payments totaling approximately $3.3 million for professional fees and other direct and indirect costs related to the Merger, the net proceeds amounted to $27.3 million, all of which were used by ClearPoint as follows: (i) to retire the outstanding debt to Bridge Healthcare Finance, LLC and Bridge Opportunity Finance, LLC (collectively, “Bridge”), of $12.45 million, (ii) to pay an early debt retirement penalty in the amount of $1.95 million to Bridge, (iii) to pay for the redemption of warrants related to its credit facility with Bridge in the amount of $3.29 million and (iv) to partially fund the acquisition of ALS, LLC and certain other related transaction costs.

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

(a) Basis of Presentation:

The condensed consolidated financial information as of June 30, 2009 and for the six month periods ended June 30, 2009 and 2008 have been prepared without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to provide for fair presentation.  The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of June 30, 2009, and consolidated results of operations, and cash flows for the three and six month-periods ended June 30, 2009 and 2008, as applicable, have been made.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

•
During the quarter ended June 30, 2008, the Company completed its transition from the temporary staffing provider model to its iLabor technology platform.  Under this new model, the Company records revenue on a net fee basis after deducting costs paid to suppliers for sourcing labor for the Company’s clients. The Company acts as a broker for its clients and the Company’s network of temporary staffing suppliers. Revenue from the Company’s iLabor Network where it electronically procures and consolidates buying of temporary staffing for clients is recognized on a net basis;

•
The Company records royalty revenues when earned based upon the terms of the agreements with Select, StaffChex and Townsend Careers, as defined below (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements); and

•	VMS revenue, which consists of management fees recognized on a net basis and recorded as the temporary staffing service is rendered to the client.

The Company also recorded deferred revenue on the balance sheet as of June 30, 2009 and December 31, 2008.    This amount of deferred revenue is being recognized ratably over the term of the agreement reached with Select (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

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

(e) Vendor Managed Services Receivables and Payables:

The Company manages networks of temporary staffing suppliers or vendors on behalf of clients and receives a fee for this service. The Company’s obligation to pay the vendor is conditioned upon receiving payment from the client for services rendered by the vendor’s personnel. As the right of offset between client and vendor does not exist, the receivable from the client which is included in accounts receivable, and payable to the vendor, which is included as a liability, are not offset and are recorded on a gross basis.  Included in the Company’s gross accounts receivable at June 30, 2009 and December 31, 2008 were VMS gross receivables of $629,768 and $1,084,320, respectively. Included in the Company’s accounts payable at June 30, 2009 and December 31, 2008 were VMS payables of $797,368 and $1,173,068, respectively.

(f) Workers’ Compensation:

Prior to February 29, 2008, the Company was responsible for the workers’ compensation costs for its temporary and regular employees and was related to domestic workers’ compensation claims ($250,000 or $500,000 per claim, depending on the policy). The Company accrued the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company and the estimated costs of claims reported but not settled, and claims incurred but not reported.  As a result of the estimated costs, the Company estimated that the insurance carriers will issue rebates based on its findings. During 2008, the Company sold all of its ownership interest in its wholly owned subsidiary, Clearpoint HRO, LLC (“HRO”) (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

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

(i) Goodwill:

In accordance with SFAS No. 142, goodwill was not amortized and was assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicated that the reporting unit’s carrying amount of goodwill was greater than its fair value. As a result of the change in the Company’s business model in 2008 and the loss of cash flows related to the prior business model, the Company determined that an impairment of goodwill existed during 2008 and recognized an impairment charge of $16,821,586 on March 31,  2008.  As of March 31, 2008, goodwill was fully impaired.

(j) Advertising Expense:

The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for the three and six months ended June 30, 2009 were $7,280 and $14,890.  Advertising expenses for the three and six months ended June 30, 2008 were $10,361 and $31,561, respectively.

(k) Deferred Financing Costs:

Deferred financing costs consist of legal, banking, and other related fees that were capitalized in connection with obtaining various loans and are being amortized to interest expense over the life of the related loan. Deferred financing costs of $422,309 at June 30, 2009 and $536,444 at December 31, 2008 were net of accumulated amortization of $331,113 and $197,002, respectively.

Amortization of financing costs for the three and six months ended June 30, 2009 was $67,055 and $134,111, respectively.  Amortization of financing costs for the three and six months ended June 30, 2008 was $11,792 and $23,584, respectively.

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

Diluted loss per share for the six months ended June 30, 2009 and 2008 was the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented.  The following securities, presented on a common share equivalent basis, were excluded from the per share computations:

	Six Months Ended June 30,
	2009	2008
Stock Options	945,600	816,000
Warrants	4,050,825	11,445,000
	4,996,425	12,261,000

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

(i) Cash, Cash Equivalents and Restricted Cash:

The Company places its cash and cash equivalents with financial institutions. It is the Company’s policy to monitor the financial strength of these institutions on a regular basis and perform periodic reviews of the relative credit rating of these institutions to lower its risk. At times, during the six months ended June 30, 2009 and 2008, respectively, the Company’s cash and cash equivalent balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $100,000 which was increased to $250,000 during 2008 on interest bearing accounts of/in financial institution.  The FDIC also removed its $100,000 limit on non-interest bearing accounts all together.  The Company has not experienced any losses in such accounts, and it believes it is not exposed to any significant credit risk on cash and cash equivalents.  The balance in interest bearing accounts at June 30, 2009 was less than the FDIC limit of $250,000 and there were no uninsured cash and cash equivalents at June 30, 2009.

At June 30, 2009, the Company had $25,000 of restricted cash, which is classified as a non-current asset.  The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to the settlement of Sunz Insurance (see Note 18 – Litigation).  The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in money market funds.  Income from these investments is paid to the Company.

(ii) Accounts Receivable, Unbilled Revenues and Revenues:

The Company does not require collateral or other security to support customer receivables or unbilled revenues. One (1) customer account accounted for 10% of the accounts receivable balance as of June 30, 2009. The Company believes that credit risk is dispersed and low due to the large number of customers in different regions and different industries.

(q) Reclassifications:

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Accounts receivable – related party in the amount of $336,670 was reclassified to accounts receivable for the year ended December 31, 2008. Additionally, certain items were reclassified in the condensed consolidated statement of cash flow for the six months ended June 30, 2008. These reclassifications had no effect on the Company’s consolidated net loss or stockholders’ deficit.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which supersedes FSP FAS 157-3 This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Because FSP FAS 107-1 and APB 18-1 apply only to financial statement disclosure, the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”).  This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with Generally Accepted Accounting Principles (“GAAP”), which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally, this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   FAS 115-2 is effective for interim reporting periods ending after June 15, 2009.  The Company adopted FAS 115-2 and FAS 124-2 during the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, FAS 165 provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  FAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date.  FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of FAS 165 in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Standards Issued But Not Yet Adopted

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS 141(R)-1”).  FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” FAS 141(R)-1 also requires new disclosures for the assets and liabilities within the scope of the FSP. The Company is applying the guidance of FAS 141(R)-1 to business combinations completed on or after January 1, 2009. The Company was not involved in any business combinations on or after January 1, 2009.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), which amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amending the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities   an interpretation of ARB No. 51.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy” of GAAP (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  As SFAS 168 is not intended to change or alter existing GAAP, it will not impact the Company’s condensed consolidated financial statements.  The Company will adjust historical GAAP references in its Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 to reflect accounting guidance references included in the Codification.

NOTE 4 — BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS AND LICENSING AGREEMENTS:

(a)           Asset Purchase Agreement with StaffChex

On February 28, 2008, ClearPoint entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex, Inc. (“StaffChex”), a privately owned company. Under the StaffChex Purchase Agreement, StaffChex acquired all of the rights to customer accounts, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR Capital, LLC (“KOR”) pursuant to the Franchise Agreement – Management Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. The prior agreements with StaffChex Servicing and KOR were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations. On March 5, 2008, ClearPoint completed the disposition and transfer of all of the customer accounts.  In consideration for the customer accounts acquired from ClearPoint, StaffChex issued to ClearPoint 15,444 shares of common stock of StaffChex, and ClearPoint is entitled to receive an additional 15,568 shares of StaffChex common stock, pursuant to the earnout provisions set forth in the StaffChex Purchase Agreement, which have been met. As a result, the Company is entitled to 31,012 shares (16.4%) of StaffChex’s outstanding stock, of which 15,568 shares have not been issued to the Company.

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

On March 16, 2009, the Company and StaffChex entered into Amendment No. 1 to the iLabor agreement (the “Amendment”) pursuant to which the payment terms of the iLabor agreement were restated.  The Amendment provides that the Company will pay StaffChex for client-approved billable work hours at the agreed-upon hourly rate with respect to such client.  Royalties payable to the Company shall be calculated based on weekly collections.  For weekly collections of less than $1.4 million, the Royalty is one and one-quarter percent (1.25%) and for weekly collections of more than $1.4 million, the Royalty is two percent (2%).  These weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4,096 followed by 52 weekly payments of $3,105 for past-due Royalties owed through February 28, 2009.  Such additional payments commenced on June 3, 2009.  The failure of StaffChex to make payments due pursuant to the iLabor agreement constitutes a material breach of the iLabor agreement.  As of June 30, 2009, StaffChex was current in all payments to ClearPoint.  In the event of nonpayment, StaffChex will have a ten (10) day cure period to make any delinquent payments.  If such payments remain outstanding following the cure period, StaffChex agreed to direct its affiliated receivables factoring company to make the required payment to the Company.  In addition, the Amendment provides that StaffChex may not assign, convey, sell, transfer or lease the customer account property or the underlying customer agreements transferred to StaffChex without the prior written consent of the Company.  Such consent will not be required in connection with a transaction occurring after February 28, 2012 and that is part of a sale of 100% of the stock of StaffChex or all or substantially all of its assets.

(b)           Sale of ClearPoint HRO

On March 5, 2008, ClearPoint completed the disposition and transfer of the balances of customer accounts related to its temporary staffing business. On February 7, 2008, CPR and HRO, a wholly owned subsidiary of CPR, entered into a Purchase Agreement (the “HRO Purchase Agreement”) with AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of its ownership interest of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. As of June 30, 2009, no such earnout has been earned or received.

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

(c)           License Agreement

On February 28, 2008, CPR and ClearPoint Workforce, LLC (“CPW”), a wholly owned subsidiary of CPR, entered into a Licensing Agreement (the “Optos Licensing Agreement”) with Optos Capital, LLC (“Optos”), of which Christopher Ferguson, a principal stockholder of the Company, is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which included certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to an Agreement dated August 13, 2007 (the “TZG Agreement”) and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which was part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. On April 8, 2008, the Optos Licensing Agreement was terminated.  In consideration for terminating the Optos Licensing Agreement, CPR and Optos agreed that there would be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. The estimated net termination fee of $500,000 was recognized in selling, general and administrative expenses in 2008 and was included in accrued expenses at June 30, 2009 and December 31, 2008.  The payment of the net termination fee is expected to be in the form of cash and shares of common stock of the Company.  See Note 17 – Related Party Transactions for a description of the fees payable under the Optos Licensing Agreement recorded by the Company.

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

The deferred revenue of $1,494,157 as of June 30, 2009, which has a remaining life of 18 months, was comprised of the remaining balance of the original $900,000 payment, cash received on behalf of Select and relief of certain accounts payable owed to Select as of the settlement date (see Note 18 – Litigation for further detail).

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

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	June 30, 2009	December 31, 2008
	(Unaudited)
Prepaid insurance	$219,174	$125,410
Other current assets	7,462	92,472
	$226,636	$217,882

NOTE 6 — EQUIPMENT, FURNITURE AND FIXTURES:

	June 30, 2009	December 31, 2008
	(Unaudited)
Furniture and fixtures	$40,078	$29,150
Computer software and equipment	1,768,570	1,740,180
Leasehold improvements	9,201	9,201
	1,817,849	1,778,531
Less, accumulated depreciation	(769,206)	(481,842)
Equipment, furniture and fixtures, net	$1,048,643	$1,296,689

Depreciation expense for the three and six months ended June 30, 2009 was $145,297 and $288,306, respectively.  Depreciation expense for the three and six months ended June 30, 2008 was $50,911 and $148,237, respectively.  In March 2008, the Company recorded a loss of $1,022,210 as a result of the abandonment of leasehold improvements, furniture and fixtures and computer equipment resulting from termination of franchise agreements.  During the six months ended June 30, 2008, the Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7 — INTANGIBLE ASSETS:

	June 30, 2009	December 31, 2008
	(Unaudited)
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(141,667)	(116,667)
Intangibles, net	$108,333	$133,333

The covenant not to compete is being amortized over its five (5) year life. Amortization expense of intangible assets for the six months ended June 30, 2009 and 2008 was $25,000 for each period respectively. Amortization expense expected to be incurred for the fiscal years ending December 31, 2009, 2010 and 2011 is $50,000, $50,000 and $33,333, respectively.

NOTE 8 — OTHER ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)
Due from ALS	$—	$500,667
Long term portion of related party receivable	—	181,400
Security deposits and other assets	27,337	27,337
	$27,337	$709,404

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	June 30, 2009	December 31, 2008
	(Unaudited)
Other accrued expenses	$1,564,308	$1,873,437
Insurance premiums payable	689,588	962,680
Accrued termination fee - Optos	500,000	500,000
	$2,753,896	$3,336,117

NOTE 10 — ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program to consolidate operations and reduce costs of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company initially recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. The Company subsequently reduced the initial expense recorded in 2007 by $650,884 due to decreases in anticipated severance costs resulting in a net charge of $2,210,116.  During the year ended December 31, 2007, the Company paid out $1,176,514.  These expenses were present valued and accrued and were scheduled to be paid out over a one year period.  During the year ended December 31, 2008, the Company paid out $678,865 related to the 2007 restructuring reserve and recognized a reduction of initially estimated restructuring costs of $196,994 due to severance and related benefits for which the Company believed it was no longer liable as a result of a breach of contract as well as $95,913 related to early termination settlements of office spaces.  During the six months ended June 30, 2009, the Company paid out $4,352 related to the 2007 reserve.

As a result of the sale of certain entities and the transition to the Company’s new business model, effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company initially recorded $314,709 of restructuring charges for costs of severance and related benefits to a related party (see Note 16 – Management and Employment Agreements and Note 17 – Related Party Transactions), $182,075 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422. These expenses were present valued and accrued on a one time basis and were scheduled to be paid out over a three year period. During the year ended December 31, 2008, the Company paid out $1,252,917 and recognized a reduction of the initial recorded restructuring costs of $457,571 related to early termination settlements of office spaces related to the 2008 restructuring reserve.  During the three and six months ended June 30, 2009, the Company paid out $17,571 and $42,824, respectively, related to early termination of office space leases related to the 2008 restructuring reserve.

2007 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$1,902,000	$950,000	$2,852,000
Payments (	(548,253)	(628,261)	(1,176,514)
Reductions in costs previously accrued	(650,884)	—	(650,884)
Accrued restructuring costs at December 31, 2007	702,863	321,739	1,024,602
Payments (	(505,869)	(172,996)	(678,865)
Reductions in costs previously accrued	(196,994)	(95,913)	(292,907)
Total accrued restructuring costs at December 31, 2008	—	52,830	52,830
Payments (	—	(4,352)	(4,352)
Total accrued restructuring costs at June 30, 2009	—	48,478	48,478
Less: current portion	—	(48,478)	(48,478)
Total accrued restructuring costs – long-term	$—	$—	$—

2008 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$182,075	$1,603,638	$1,785,713
Accrued restructuring costs at inception – related party	314,709		314,709
Payments (	(182,075)	(1,012,842)	(1,194,917)
Payments – related party (	(58,000)	—	(58,000)
Reductions in costs previously accrued	—	(457,571)	(457,571)
Total accrued restructuring costs at December 31, 2008	—	133,225	133,225
Total accrued restructuring costs at December 31, 2008 – related party	256,709	—	256,709
Payments (	—	(42,824)	(42,824)
Total accrued restructuring costs at June 30, 2009	—	90,401	90,401
Total accrued restructuring costs at June 30, 2009 – related party	256,709	—	256,709
Less: current portion	(64,177)	(90,401)	(154,578)
Total accrued restructuring costs – long-term	$192,532	$—	$192,532

NOTE 11 — DEBT OBLIGATIONS:

A summary of all debt is as follows:

	June 30, 2009	December 31, 2008
	(Unaudited)
Term Loan with ComVest due December 31, 2010. Principal and interest payments payable monthly bearing interest of 10% per annum (net of $836,820 and $1,124,468 OID at June 30, 2009 and December 31, 2008, respectively (See Note 19 - Subsequent Events)	$6,281,228	$6,529,542
Revolver with ComVest due December 31, 2010. Interest payments payable monthly bearing interest of 7.250% per annum (See Note 19 – Subsequent Events)	2,900,000	1,000,000
M&T Loan modification and restructure agreement dated June 20, 2008. Principal payments begin January 1, 2011 in equal amounts over 36 months plus interest at 5% per annum	4,751,432	4,994,379
Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company	490,000	690,000
Subordinated notes payable due March 31, 2010. The notes have an interest rate of 12%	550,000	550,000
Note payable to ALS, LLC. This note has an interest rate of 5%	1,638,456	2,155,652
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. due and payable December 31, 2009. Interest is calculated at 8% per annum	177,517	336,690
	16,788,633	16,256,263
Add Original Issue Discount (OID)	836,820	1,124,468
Total principal payments of long term debt	17,625,453	17,380,731
Less: Current portion	3,050,199	5,950,209
	14,575,254	11,430,522
Less OID	(836,820)	(1,124,468)
Long term debt, net of current and OID	$13,738,434	$10,306,054

Principal payments of long-term debt for each of the next five years and thereafter are as follows:

2009	$2,200,199
2010	10,868,048
2011	804,687
2012	1,072,916
2013	1,072,917
Thereafter	1,606,686
$17,625,453

Revolving Credit and Term Loan Agreement with ComVest

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”).  Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million was treated as an original issue discount, and the Company received $8 million in respect of the Term Loan.  The Company also issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share, immediately exercisable during the period commencing June 20, 2008 and ending on June 30, 2014. This warrant was valued at $634,000 and treated as a discount to the long term portion of the debt and was amortized over the life of the long term debt.  Amortization related to the warrants amounted to $54,114 and $0 for the three months ended June 30, 2009 and June 30, 2008, respectively, and $111,608 and $0 for the six months ended June 30, 2009 and June 30, 2008, respectively.  Amortization related to the original issue discount of $1,000,000 amounted to $85,356 and $0 for the three months ended June 30, 2009 and June 30, 2008, respectively, and $176,041 and $0 for the six months ended June 30, 2009 and June 30, 2008, respectively.  The maximum amount permitted to be outstanding under the Revolver was initially $3 million (the “Revolver Maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the Revolver Maximum was to be reduced by an amount equal to 5.5% of the Revolver Maximum in effect for the previous month. To the extent the amounts outstanding under the Revolver exceeded the Revolver Maximum, the Company was required to make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the Revolver Maximum. The Company was able to borrow under the Revolver, up to the then applicable Revolver Maximum. The amounts due under the Revolver bore interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. At June 30, 2009, the interest rate on the Revolver was 7.25% and during the year ended December 31, 2008, averaged 7.25%.  At June 30, 2009, the interest rate on the Term Loan was 10% per annum. The Loans provided that the stated interest rates were subject to increase by 500 basis points during the continuance of an event of default under the Loan Agreement. Amounts due under the Loans were payable monthly, beginning July 1, 2008.

The outstanding principal amount of the Term Loan was payable as follows: $150,000 on July 1, 2008 and subsequent payments are to be in an amount equal to the greater of (i) $200,000 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450,000 or certain license fees, royalties, use fees and/or other such payments collected by the Company during the preceding month less (“Royalties”) (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the Term Loan). The installments under (ii) above were payable monthly starting August 1, 2008, including December 1, 2010. The final installment due and payable on December 31, 2010 was to be in an amount equal to the entire remaining principal balance, if any, of the Term Loan.

As of June 30, 2009, the Company was in default on principal installment payments due for February, 2009 through June, 2009 under the Term Loan in the aggregate amount of $701,822. In addition, the Company was in default on principal installment payments due for July, 2009 under the Term Loan in the aggregate amount of $439,357 and was in default on interest payments due for July, 2009 in the amount of $61,295. The Company was also in default on interest payments due for July, 2009 under the Revolver in the amount of $18,098.  The failure to make such payments constituted events of default under the Loan Agreement.  The Company was obligated to pay a default interest rate of 500 basis points over the prevailing rate, which difference between the default rate and the prevailing rate was not paid.  On May 19, 2009, ComVest executed a waiver letter (the Term Loan Waiver”) related to the Loan Agreement for the periods of February through April, 2009.  Pursuant to the Term Loan Waiver, ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but no later than the maturity date of the Term Loan under the Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.  On August 14, 2009, ComVest executed a waiver letter, which waived the Company’s defaults under the Loan Agreement through August 14, 2009, provided the Company pays the difference between the increased interest rate charged in connection with the defaults and the regular interest rate no later than March 31, 2010 (see Note 19 – Subsequent Events).

On January 29, 2009, in order to assist the Company in making the payments under the XRoads Agreement, as defined in Note 16 – Management and Employment Agreements, the Company and ComVest entered into Amendment No. 1 (“Amendment No. 1”) to the Term Loan.  Pursuant to Amendment No. 1, the Term Loan installments due and payable on each of February 1, 2009, March 1, 2009, April 1, 2009 and May 1, 2009, respectively, were reduced by an amount equal to the positive difference (if any) of (i) the lesser of (a) $50,000 or (b) the amount paid or payable to XRoads during the immediately preceding calendar month pursuant to the XRoads Agreement, minus (ii) the amount (if any) by which the aggregate Royalties collected during the immediately preceding calendar month exceeded $450,000.  After the effective date of termination of the XRoads Agreement, no reduction in any subsequent Term Loan installments were to be permitted.  Amendment No. 1 also contained ComVest’s acknowledgment and consent to the Company’s amendment of the payment terms and payment schedule of the StaffBridge Note pursuant to the second Debt Extension Agreement described below.

The Loans mature on December 31, 2010, subject to certain prepayment requirements related to the Term Loan. The Loan Agreement provided that, subject to certain exceptions, the Company must prepay the Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of the Company, change of control of the Company or the sale of all or a material portion of the Company’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of the Company.  Royalty payments received primarily from StaffChex and Select were segregated and solely used for the repayment of the Term Loan. To the extent that royalty receipts from these sources did not meet the minimum threshold of $200,000 per month, the Company was to make up the difference from its operating cash.  In the event that royalty receipts from these sources exceeded $450,000 in a given month, the Company could utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion.  The outstanding borrowings under the Loan Agreement are secured by all the assets of the Company.

The Company must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009. The Company must comply with various notice and other reporting covenants including, but not limited to, providing notice to ComVest upon the occurrence of certain events, periodically furnishing certain financial statements and other information to ComVest, maintaining its books and records and permitting inspection of such materials by ComVest upon reasonable request. At June 30, 2009, the Company was in compliance with the applicable notice and reporting requirements required under the ComVest Loan Agreement.

The Company paid to ComVest non-refundable closing fees in the amount of $530,000, charged to the Revolver, simultaneously with funding of the amounts payable to the Company under the Loan Agreement.  In addition, the Company was to pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the Revolver during the preceding calendar month, up to $4,500 per month.  Fees paid pursuant to the Revolver were $17,354 and $0 for the three months ended June 30, 2009 and June 30, 2008, respectively, and $25,208 and $0 for the six months ended June 30, 2009 and June 30, 2008, respectively.

As of June 30, 2009, the outstanding balances on the Revolver and the Term Loan were $2,900,000 and $7,118,049, respectively.

The Company utilized the proceeds of the Loans to repay approximately $1,050,000 pursuant to the M&T Restructure Agreement, as defined below, owed to M&T, a creditor of the Company and approximately $530,000 in closing costs and expenses.

On August 14, 2009, the Company entered into an Amended and Restated Revolving Credit Agreement with ComVest (“Amended Loan Agreement”).  This Amended Loan Agreement amended and restated the Loan Agreement dated June 20, 2008.  In connection with such Amended Loan Agreement, the Company issued to ComVest an Amended and Restated Warrant to purchase, in the aggregate, 2,210,825 shares of the Company’s common stock (see Note 19 – Subsequent Events).

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

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008.  In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of either amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.  The Company remitted all applicable federal and state income tax refunds to M&T required under the M&T Restructure Agreement.  At June 30, 2009, income tax refunds of $1,024,000 resulting from net operating loss carry-backs and $91,000 in refunds of overpayments were received by the Company and remitted to M&T.  At June 30, 2009, the Company remitted to M&T a total of approximately $2,467,000, which was comprised of approximately $1,353,000 applied to the $3 million accounts receivable target and $1,114,000 applied to the $1 million federal and state income tax refund target.  The excess of $114,000 over the $1 million tax refund target will be credited to the M&T Deferred Obligations.  At June 30, 2009, the outstanding balance related to the $3 million accounts receivable target was $1,532,682.

The Company issued to M&T warrants to purchase, in the aggregate, 1,500,000 shares of its common stock, of which warrants to purchase 1,200,000 shares have an exercise price of $0.01 and warrants to purchase 300,000 shares have an exercise price of $1.00. In accordance with SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (“SFAS 150”), the fair value of all of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. The Company valued the warrants at $1,247,246 using the Black-Scholes valuation model and the value was offset against the gain on restructuring of debt.  At June 30, 2009, the Company’s consolidated balance sheet included a warrant liability of $1,256,761 related to the fair value of warrants issued to M&T in connection with the M&T Restructure Agreement.

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

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness. At June 30, 2009, the Company was in compliance with all applicable covenants set forth in the M&T Restructure Agreement. The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note as defined below. For each $50,000 paid on account of the Blue Lake Note, Michael D. Traina, the Company’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, a principal stockholder of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

The M&T Restructure Agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T Credit Agreement and related documents.

Deferred Financing Costs

Amortization of deferred financing costs related to M&T, for the six months ended June 30, 2009 and 2008 was $0 and $23,584, respectively. The balance of the deferred financing costs related to the M&T financing of $78,614 was offset against the gain on the restructuring of debt during 2008.  Amortization of deferred financing costs related to ComVest was $67,056 and $0 for the three months ended June 30, 2009 and 2008, respectively, and $134,112 and $0 for the six months ended June 30, 2009 and 2008, respectively.

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

CPR did not make the required payments of: (i) $50,000 in January, 2009 and (ii) $490,000, plus accrued interest, of which $8,166 was accrued as of June 30, 2009, in April, 2009 under the Amended Blue Lake Note.  On May 1, 2009, the Company received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that the Company immediately pay a total of approximately $572,744.  Pursuant to the terms of the Amended Blue Lake Note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake.  The Company did not cure such default on or prior to May 8, 2009.  On May 7, 2009, Blue Lake requested disbursement of the Escrow Shares and, pursuant to the Escrow Agreement, the escrow agent is obligated to deliver the Escrow Shares to Blue Lake 10 calendar days after receipt of the request for disbursement.

An event of default under the Amended Blue Lake Note triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On May 13, 2009, ComVest executed a waiver letter (the “Blue Lake Waiver”) to the Loan Agreement.  Pursuant to the Blue Lake Waiver, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the payments due under the Amended Blue Lake Note and all remedies available to ComVest as a result of the failure to make such payments provided that such payments due under the Amended Blue Lake Note are paid solely in Escrow Shares.  On August 14, 2009, ComVest executed a waiver letter, which waived all of the Company’s defaults under the Blue Lake Note through August 14, 2009 (see Note 19 – Subsequent Events).

On July 14, 2009, Blue Lake filed a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490,000, plus accrued interest and fees (see Note 18 – Litigation).

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

CPR did not make the required interest payments under the Amended Sub Notes for the quarter ended June 30, 2009, in the aggregate amount of $11,500. Pursuant to the terms of the Amended Sub Notes, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from a Sub Noteholder. An event of default under the Amended Sub Notes triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter, which waived all of the Company’s defaults under the Amended Sub Notes through August 14, 2009 (see Note 19 – Subsequent Events).

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

Pursuant to the Amended Loan Agreement with ComVest, the Company must deliver to ComVest, on or prior to September 13, 2009, written agreements from the Sub Noteholders agreeing to defer and postpone payments of principal and interest in respect of the Amended Sub Notes until one or more dates on or after December 31, 2009.  The Company’s failure to enter into such agreements would constitute an event of default under the Amended Loan Agreement, which would permit ComVest to exercise its remedies including, among other things, declaring all amounts outstanding under the Amended Loan Agreement immediately due and payable and exercising its rights under the Amended and Restated Warrant (see Note 19 – Subsequent Events).  The Company is currently in the process of negotiating such agreements with the Sub Noteholders.  However, there is no assurance that the Company will be able to enter into such agreements on or prior to September 13, 2009.

Note Payable to ALS, LLC

On February 23, 2007, the Company acquired certain assets and liabilities of ALS, LLC and its subsidiaries, doing business as Advantage Services Group based in Florida, that expanded the Company’s operations to clients in California and Florida.  The purchase price of $24.4 million consisted of cash of $19 million, a note of $2.5 million (the “ALS Note”), shares of the Company’s common stock with a value of $2.5 million (439,367 shares) and the assumption of $0.4 million of current liabilities.

In connection with the transaction with ComVest described above, on June 20, 2008, the Company entered into a Letter Agreement dated June 20, 2008 (the “ALS Agreement”) with ALS, LLC and its subsidiaries whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008, as defined below; (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,155,652 (remaining principal balance of $2,022,991 plus accrued interest of $132,661) bearing interest at a rate of 5% per annum (a reduction from 7%) payable in 24 equal monthly installments, commencing January 2014, payable as permitted pursuant to the ALS Subordination Letter; (iii) that the Company would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the ALS Acquisition; (iv) that ALS may defend and indemnify the Company in connection with the TSIL Litigation, as defined in Note 18 – Litigation, and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation.

The transaction was not classified as a restructuring of debt. The Company valued the ALS Shares at their fair market value as of the date of issuance of $101,500 and recorded that amount as an expense during the year ended December 31, 2008.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  For the three months ended June 30, 2009 and 2008, the Company recorded $28,054 and $24,950, respectively, in interest expense associated with the ALS Note, and for the six months ended June 30, 2009 and 2008, the Company recorded $55,459 and $61,816, respectively, in interest expense associated with the ALS Note.  As of June 30, 2009, the Company had $246,309 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note. The Company presented the ALS Note on the balance sheet net of other assets of $300,000 in expenses related to the TSIL Litigation as per the letter agreement dated June 20, 2008 and an advance payment of $330,000 on the ALS Note, which nets out to $1,638,000 (see Note 18 – Litigation).

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

The Company did not make the required quarterly payment to StaffBridge for the quarter ended June 30, 2009 of $59,172 and was also in arrears on interest payments due in the amount of $2,366.  An event of default under the StaffBridge Note triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter which waived all of the Company’s defaults under the StaffBridge Note through August 14, 2009 (see Note 19 – Subsequent Events).

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

Pursuant to the Amended Loan Agreement with ComVest, the Company must deliver to ComVest, on or prior to September 13, 2009, a written agreement from the StaffBridge Shareholders agreeing to defer and postpone payments of principal and interest in respect of the StaffBridge Note until one or more dates on or after December 31, 2009.  The Company’s failure to enter into such agreement would constitute an event of default under the Amended Loan Agreement, which would permit ComVest to exercise its remedies including, among other things, declaring all amounts outstanding under the Amended Loan Agreement immediately due and payable and exercising its rights under the Amended and Restated Warrant (see Note 19 – Subsequent Events).  The Company is currently in the process of negotiating such agreement with the StaffBridge Shareholders.  However, there is no assurance that the Company will be able to enter into such agreement on or prior to September 13, 2009.

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

For grants to non-employee directors after March 31, 2007, the vesting period is 3 years from the grant date, subject to their continuing service on the board.  Options authorized for issuance under the Plan total 2,750,000.  The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000 measured at the date of the grant.  The exercise price for options cannot be less that the fair market value of the Company’s common stock on the date of the grant.  At June 30, 2009, 1,804,400 options were available for issuance.

Accounting for Employee Awards

The Company’s consolidated results of operations for the six months ended June 30, 2009 and 2008 include share-based employee compensation expense totaling $24,567 and $21,105, respectively.  The Company’s consolidated results of operations for the three months ended June 30, 2009 and 2008 include share-based employee compensation expense totaling $5,994 and $6,313, respectively.  Such amounts have been included in the Consolidated Statements of Operations in selling, general and administrative expense.  No income tax benefit has been recognized in the Consolidated Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Accounting for Non-Employee Awards

Stock compensation expense related to non-employee options was $9,623 and $0 for the six months ended June 30, 2009 and 2008, respectively. Stock compensation expense related to non-employee options was $4,839 and $0 for the three months ended June 30, 2009 and 2008, respectively.  Such amounts have been included in the Consolidated Statements of Operations in selling, general and administrative expense.

Total stock-based compensation recognized by the Company for the six months ended June 30, 2009 and 2008, all of which relates to stock options, was as follows:

	Six Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)
Statement of Operations line item:
SG&A	$34,190	$21,105
Total	$34,190	$21,105

Total stock-based compensation recognized by the Company for the three months ended June 30, 2009 and 2008, all of which relates to stock options, was as follows:

	Three Months Ended
	June 30, 2009	June 30, 2008
	(Unaudited)
Statement of Operations line item:
SG&A	$10,832	$6,313
Total	$10,832	$6,313

During the six months ended June 30, 2009 and 2008, no stock options were granted.  The following information relates to the stock option activity under the Plan for the six months ended June 30, 2009 and 2008, respectively:

	Shares subject to Options	Weighted Average Option Prices
	(Unaudited)
Outstanding at January 1, 2009	1,002,008	$1.01
Granted	—	—
Exercised	—	—
Cancelled	(56,408)	3.69
Outstanding at June 30, 2009	945,600	2.86

The aggregate intrinsic value for the options in the table above was $0 at June 30, 2009 based on the closing common share price of $0.19 as at June 30, 2009. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the second quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2009. This amount changes based on the fair market value of the Company’s common stock.

At June 30, 2009 and 2008, there was $98,903 and $65,748 respectively of unrecognized compensation cost related to all unvested stock options.

Warrants

At June 30, 2009, warrants to purchase 4,050,825 shares were outstanding, having a weighted average exercise price of $0.37 per share with an average remaining contractual life of 2.4 years.

	Number of Warrants	Weighted Average Exercise Price
	(Unaudited)
Balance, January 1, 2009	14,915,825	$3.80
Issued during the period	175,000	.19
Cancelled during the period	(11,040,000)	5.00
Exercised during the period	—	—
Balance, June 30, 2009	4,050,825	0.37

At June 30, 2009 the range of exercise prices of the outstanding warrants was as follows:

Range of exercise prices	Number of warrants	Average remaining contractual life	Weighed average exercise price
$0.01 - 1.55	4,050,825	2.4	$.37

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 106% to 309%, a risk-free interest rate of 0.60% to 3.03%, a term equivalent to the life of the warrant and reinvestment of all dividends in the Company of zero percent.

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

		Fair Value Measurements Reporting Date (Unaudited)
Description	June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability	$1,256,761	$	$	$1,256,761

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance	$1,213,433
Total gains or (losses) (realized/unrealized)
Included in earnings	43,328
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance	$1,256,761
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$0

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases offices and equipment under operating leases that expire over one to four years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of June 30, 2009 were as follows (unaudited):

Remainder of fiscal 2009	$99,585
Fiscal 2010	84,076
Fiscal 2011	25,631
Fiscal 2012	3,424
Thereafter	—
Total	$212,716

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).  Rent expense for the three months ended June 30, 2009 and 2008 was $41,644 and $38,444, respectively, and rent expense for the six months ended June 30, 2009 and 2008 was $81,510 and $89,467, respectively.

Employee Benefit Plan:

In 1991, Quantum Resources Corporation (“Quantum”) established a savings and profit sharing (IRC Section 401(k)) plan (“Plan”). The Company acquired all of the outstanding stock of Quantum on July 29, 2005 and, as a result, assumed the Plan.  Employees are eligible to participate upon their date of hire. Participants may elect to defer a percentage of their compensation subject to the IRS limit on elective deferrals. The Plan also allows for a discretionary Company match of elective deferrals that will vest on a three-year cliff vesting schedule. There was no Company match for the six months ended June 30, 2009 and 2008.

Retirement Benefit Liability:

Upon its acquisition of Quantum, the Company assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death.

The Company recorded an estimated liability of $220,066 based upon the expected remaining life of the former owner, and made payments of $27,987 and $39,498 in the three months ended June 30, 2009 and 2008, respectively, and $90,467 and $38,628 in the six months ended June 30, 2009 and 2008, respectively. Estimated future payments to the former owner are as follows:

At June 30, 2009 (Unaudited)
Remainder of fiscal 2009	$41,982
2010	83,484
2011	84,420
2012 and thereafter	84,420
Total minimum payments	294,306
Present value (at 12.25% discount rate) net minimum retirement payments	$220,066
Less, current portion	(84,420)
$135,646

NOTE 15 — INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. In the first quarter of fiscal 2008, the deferred tax asset balance as of December 31, 2007 of $5,007,180 was offset by a 100% valuation allowance.  For the six months ended June 30, 2009 and 2008, the Company continued a 100% full valuation allowance to offset any income tax benefit because it is more likely than not that the future benefit will not be realized.

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

The Company filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement and remit the funds directly to M&T in satisfaction of that portion of the Company’s obligation (see Note 11 – Debt Obligations). During the year ended December 31, 2008, the Company received and remitted approximately $1,058,000 in federal and state tax refunds to M&T.  During the three months ended June 30, 2009, the Company did not receive or remit any federal or state tax refunds to M&T, and during the six months ended June 30, 2009, the Company received and remitted approximately $56,000 in federal and state tax refunds to M&T.

The Company follows FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). At the adoption date of January 1, 2007 and at December 31, 2008 and June 30, 2009, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of June 30, 2009, the Company had no accrued interest or penalties.  The Company currently has no federal or state tax audits in progress although years 2005 through 2008 are open and subject to a federal or state audit.

NOTE 16 — MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with Mr. Traina, Chief Executive Officer (“CEO”) of the Company, whereby the Company agreed to pay the CEO $25,000 per month, plus benefits, with the term of the agreement being 3 years.

On February 28, 2008, Mr. Ferguson resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007, such employment agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement (the “Ferguson Consulting Agreement”) with Mr. Ferguson pursuant to which he was entitled to be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson was obligated to assist the Company with matters relating to the performance of his former duties and worked with the Company to effectively transition his responsibilities. As of December 31, 2008, the Company paid Mr. Ferguson $58,000 pursuant to the Ferguson Consulting Agreement and recorded a related party liability of $256,709 as of December 31, 2008 pursuant to the Ferguson Consulting Agreement.  As of June 30, 2009, no further payments were made.  The Company agreed to resume making payments to Mr. Ferguson in the first quarter of 2010 and recorded the short and long term portions of such obligation of $64,177 and $192,532, respectively, at June 30, 2009.  The long term portion of $192,532 of such obligation was included in accrued restructuring costs (see Note 10 – Accrued Restructuring Costs).

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with the Company’s 2006 Plan. As of June 30, 2009, the Company paid Mr. Braun approximately $75,000 as severance under the Braun Separation Agreement.

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

The Company paid XRoads $50,000 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, XRoads is entitled to a monthly fee based upon achievement of certain increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated pursuant to the XRoads Agreement. Such fee is equal to 10% of increases in monthly EBITDA during the term of the XRoads Agreement over EBITDA for the month ended January 31, 2009, capped at $50,000 per month (the “EBITDA Fee”).  During the six months ended June 30, 2009, the Company paid no EBITDA Fees to XRoads. The Company also agreed to pay reasonable expenses incurred by XRoads for services related to its services and remitted a retainer in the amount of $10,000 to XRoads for such purpose.  During the six months ended June 30, 2009, pursuant to the XRoads Agreement, the Company paid XRoads a total of $290,000 and the $10,000 retainer for reimbursement of expenses. Any amounts not paid when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.  As of the date of filing this Quarterly Report on Form 10-Q, the Company accrued an aggregate of $39,280 pursuant to the XRoads Agreement, consisting of $37,500 in fees related to services provided by XRoads, $780 in accrued interest and $1,000 in reimbursement of expense.

The terms and conditions of the original XRoads Agreement which were not affected by the XRoads Amendment remained in full force and effect during the XRoads Extension.  The Company agreed to pay XRoads $45,000 per 30 day period of the XRoads Extension and the EBITDA Fee will remained at 10%, calculated in accordance with the XRoads Amendment, and subject to the cap of $50,000 per month.

In addition, the Company issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share, exercisable through December 31, 2010 in connection with the expiration of the XRoads Agreement on May 13, 2009.  In connection with the XRoads Extension, the Company issued an additional warrant to purchase up to 75,000 shares of common stock at an exercise price of $0.29 per share, exercisable through April 30, 2011.

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

The XRoads Agreement provided that either the Company or XRoads could terminate the XRoads Agreement at any time with at least thirty days prior written notice.  On July 6, 2009, the Company sent such thirty-day termination notice to XRoads.  The XRoads Agreement and Brian Delle Donne’s services as the Company’s Interim Chief Operating Officer were terminated effective August 7, 2009 (see Note 19 – Subsequent Events).

NOTE 17 — RELATED PARTY TRANSACTIONS

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

The proceeds of these notes were used to fund acquisitions. Pursuant to the terms of these notes, ClearPoint has been making interest only payments until the maturity of the notes. During the six  months ended June 30, 2008, ClearPoint made interest payments of $3,000 and $9,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.  During the six months ended June 30, 2009, the Company made interest payments of $4,000 and $12,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.

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

Agreements with Related Parties

Agreements with Christopher Ferguson and Kurt Braun

On February 28, 2008, Mr. Ferguson, the Company’s former director, President and Secretary, resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, the Company entered into the Ferguson Separation Agreement and the Ferguson Consulting Agreement.  On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation, the Company entered into the Braun Separation Agreement.  For additional information regarding these agreements, see Note 16 – Management and Employment Agreements.

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

On June 26, 2008, the Company entered into a new Advisory Services Agreement (the “New Advisory Services Agreement”) with TNMC. Pursuant to the New Advisory Services Agreement, the Company agreed to provide compensation to TNMC for its services since the expiration of the former Advisory Services Agreement and to engage TNMC to provide future advisory services. The New Advisory Services Agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.  The Company agreed to compensate TNMC for services rendered since expiration of the former Advisory Services Agreement and for advisory services similar to those performed under the former Advisory Services Agreement. Monthly fees payable to TNMC under the New Advisory Services Agreement are capped at $50,000 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at the Company’s option. Beginning in the month of June, 2008, 75% of the fees payable to TNMC may also be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the New Advisory Services Agreement are priced at the month-end closing price for each month of services rendered.  During the fiscal year ended December 31, 2008, the Company incurred approximately $292,665 in fees owing to TNMC for such services.  Fees or reimbursement of expenses recorded pursuant to the New Advisory Services Agreement during the six months ended June 30, 2009 and 2008 were $0 and $0, respectively.

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

Transactions with Dennis Cook, The Cameron Company, LLC  and WES Health System

Dennis Cook, a member of the Company’s board of directors, serves as the President and Chief Executive Officer of WES Health System (“WES”).  During the six months ended June 30, 2008, the Company leased office space from WES for which it paid a total of $1,875. In addition, on March 29, 2007, Mr. Cook was granted options to purchase 20,000 shares of common stock at an exercise price of $6.10. The options vested immediately.  During the first quarter of 2008, the Company provided certain temporary employees and payroll services to WES for approximately $657,000.  The Company did not lease office space from, and did not provide services to, WES during the three or six months ended June 30, 2009.

Transactions with Optos

On February 28, 2008, CPR and its subsidiary, CPW, entered into the Optos Licensing Agreement with Optos, of which Christopher Ferguson is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which included certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007 and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which was part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services.  The foregoing agreement with TZG was terminated on February 28, 2008 in connection with the Optos Licensing Agreement.  During the six months ended June 30, 2009 and 2008, the Company recorded $0 and $336,670, respectively, in fees payable by Optos under the Optos Licensing Agreement.

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos agreed that there would be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500,000 and was recorded as an expense. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.  As of June 30, 2009, the following balances concerning the Optos Licensing Agreement were recorded:

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

Agreement with XRoads Solutions

On January 13, 2009, the Company entered into the XRoads Agreement. Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as the Company’s Interim Chief Operating Officer.  For additional information regarding the XRoads Agreement, as amended, see Note 16 – Management and Employment Agreements.

NOTE 18 — LITIGATION:

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

ALS did not elect to provide a defense to the Company, and the Company remains represented by its own counsel. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which the Company and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between the Company and ALS with prejudice. The discovery in the litigation has concluded.  Both TSIL and the Company have filed Motions for Summary Judgment as to the claims asserted by TSIL against the Company.  The Company filed its motion on June 24, 2009 and TSIL filed its motion on August 14, 2009.  These motions will be ruled upon at an uncertain time prior to trial, which is presently scheduled for November 2009.

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

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ALS”) and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500,000 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.  On April 29, 2009, this dispute was settled in mediation.  Pursuant to the settlement, the Company made a cash payment of approximately $49,000 to Sunz and issued an irrevocable letter of credit to cover future claims, if any.  The letter of credit will expire on February 23, 2013.

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

AICCO, Inc.

On November 18, 2008, AICCO, Inc. (“AICCO”) filed a complaint in the Court of Common Pleas of Bucks County, Pennsylvania against the Company alleging that AICCO agreed to finance premiums of certain insurance policies procured by the Company pursuant to a certain premium finance agreement among AICCO and the Company. AICCO claims that the Company breached the terms of such agreement by failing to make certain installment payments and seeks damages of approximately $166,586, together with interest and attorney’s fees and costs.  On December 23, 2008, the Company filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to the Company’s complaint on March 27, 2009.  The additional defendants’ answer included a counter-claim for indemnification from the Company.  The Company replied to the additional defendants’ counterclaim on April 27, 2009 denying any liability.  The Company contends that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  The Company alleged breach of contract against the joined defendants and seeks contribution and indemnification from such parties in this matter.

On June 2, 2009, AICCO filed a motion for summary judgment against the Company and on July 2, 2009, the Company filed its opposition to such motion, and filed a cross-motion for summary judgment against the additional defendants.  On July 29, 2009, the additional defendants filed their opposition to the Company's cross-motion, and filed a motion for summary judgment against the Company.  On July 31, 2009, AICCO replied to the Company’s opposition to AICCO’s motion for summary judgment.  Discovery in this matter is ongoing, and the Company is preparing an opposition to the additional defendants’ motion for summary judgment.

Blue Lake Rancheria

On July 14, 2009, Blue Lake Rancheria filed against the Company a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490,000, plus accrued interest and attorneys' fees.  The lawsuit also names Michael D. Traina, the Company’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the Company’s majority stockholder, as defendants.  Messrs. Traina and Ferguson served as guarantors of the payment of the Blue Lake Note.  The Company asserts that the exercise of the shares being released from escrow satisfied the obligation due to Blue Lake and is required to file an Answer no later than August 23, 2009.

Michael W. O’Donnell

In May 2009, Michael W. O’Donnell filed a claim in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida seeking an unspecified amount of unpaid wages and reasonable attorney’s fees related to the termination of his employment with the Company.  On August 21, 2008, Mr. O’Donnell was notified that his employment was being terminated for Cause, as defined in the Employment Agreement dated February 23, 2007 and the Amended Letter Agreement dated June 17, 2008 between the Company and the ALS Parties, which include Mr. O’Donnell.  The Company has answered Mr. O’Donnell’s claims and disputed his allegations.  Furthermore, on August 7, 2009, the Company also filed a counter-claim against Mr. O’Donnell for breach of contract arising out of his failure to honor the terms of the Employment Agreement and the Amended Letter Agreement.

National Union Fire Insurance

National Union Fire Insurance made a Demand for Arbitration on the Company asserting a claim for approximately $4,158,000 for amounts owed for premiums, adjustments, expenses and fees associated with a Workers Compensation Policy previously held by the Company and sold as part of the sale to Mercer Ventures, Inc. to TradeShow Products, Inc.  The Company complied with the Demand and named an arbitrator for the proceeding.  The date of the arbitration has not yet been scheduled.

Allegiant Professional Business Services Inc.

On July 31, 2009, Allegiant Professional Business Services Inc. (“Allegiant”) (formerly known as TradeShow Products, Inc.) made a claim for damages and breach of contract related to the sale of Mercer Ventures, Inc. to TradeShow Products, Inc.  Allegiant is seeking repayment of $91,604 for nonpayment of taxes.  The Company is in the process of responding to the claim.

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

NOTE 19 — SUBSEQUENT EVENTS:

The Company evaluated all events subsequent to June 30, 2009 through the date the accompanying condensed consolidated financial statements were issued on August 19, 2009.  There were no subsequent events to report except the following:

Termination of XRoads Solutions Consulting Agreement

The XRoads Agreement provided that either the Company or XRoads could terminate the XRoads Agreement at any time with at least thirty days prior written notice.  On July 6, 2009, the Company sent such thirty-day termination notice to XRoads.  The XRoads Agreement and Brian Delle Donne’s services as the Company’s Interim Chief Operating Officer were terminated effective August 7, 2009.

Amended and Restated Revolving Credit Agreement with ComVest

On August 14, 2009, the Company entered into the Amended Loan Agreement with ComVest.  The Amended Loan Agreement amended and restated the Loan Agreement, dated as of June 20, 2008, as amended on January 29, 2009, between the Company and ComVest (the “Original Loan Agreement”).  Pursuant to the Amended Loan Agreement, the maximum availability under the secured revolving credit facility (the “Amended Revolver”) was increased from $3.0 million to $10.5 million (the “Amended Revolver Maximum”).  The remaining outstanding principal balances of $2.9 million under the revolving credit note and $7.1 million under the term loan extended by ComVest pursuant to the Original Loan Agreement were paid in full by an advance from the Amended Revolver, and the term note was cancelled.

Effective as of the first business day of each of the first twelve (12) calendar weeks in each calendar quarter beginning with the calendar quarter ending March 31, 2010, the Amended Revolver Maximum will be reduced by an amount equal to 1/12th of the amount, calculated as of the last day of the immediately preceding calendar quarter, equal to the sum of: (i) the amount (if any) by which the Amended Revolver Maximum exceeds the amounts outstanding under the Amended Revolver, plus (ii) all cash and cash equivalents of the Company and its subsidiaries determined in accordance with accounting principles generally accepted in the United States on a consolidated basis, minus (iii) all documented reasonable costs and expenses incurred and paid in cash by the Company between August 14, 2009 and such quarter-end in connection with the registration of the resale of shares underlying the Amended ComVest Warrant (as defined below).  To the extent the amounts outstanding under the Amended Revolver exceed the Amended Revolver Maximum, the Company must make a payment to ComVest to reduce the amount outstanding to an amount less than or equal to the Amended Revolver Maximum.  The Company may borrow under the Amended Revolver from time to time, up to the then applicable Amended Revolver Maximum.

The Company may request an increase in the Amended Revolver Maximum to an aggregate amount not in excess of $11,250,000 minus: (i) any and all required reductions as described above, and (ii) the outstanding principal amount of any indebtedness incurred after August 14, 2009, up to a maximum principal amount outstanding of $750,000 minus any increase in the Amended Revolver Maximum then in effect.  To request such an increase, the Company must introduce to ComVest a participant reasonably satisfactory to ComVest to participate in the advances under the Amended Revolver in a principal amount not less than the requested increase in the Amended Revolver Maximum, on a pari passu basis with ComVest.

The amounts due under the Amended Revolver bear interest at a rate per annum equal to 12.00%, subject to increase by 400 basis points during the continuance of any event of default under the Amended Loan Agreement.  Subject to certain exceptions, the interest payments will be deferred as follows:

(i)           interest in respect of all periods through and including September 30, 2009 will accrue but will not be due and payable in cash except as and when provided in paragraph (iii) below;

(ii)           10% of all interest accruing during the period from October 1, 2009 through and including December 31, 2009 will be due and payable in cash monthly in arrears on the first day of each calendar month commencing November 1, 2009 and continuing through and including January 1, 2010, and the remaining 90% of such accrued interest will be due and payable in accordance with the following paragraph (iii);

(iii)           all accrued interest described in paragraph (i) above, and the deferred portion of accrued interest described in paragraph (ii) above, will be due and payable (A) as to 10% thereof, on April 1, 2010, (B) as to 15% thereof, on July 1, 2010, (C) as to 35% thereof, on October 1, 2010, and (D) as to the remaining 40% thereof, on December 31, 2010; and

(iv)           accrued interest in respect of all periods from and after January 1, 2010 will be due and payable in cash monthly in arrears on the first day of each calendar month commencing February 1, 2010 and upon the maturity of the Amended Revolver.

The Amended Revolver matures on December 31, 2010, subject to extension to December 31, 2011, in ComVest’s sole and absolute discretion, if the Company requests the extension no earlier than September 30, 2010 and no later than October 31, 2010 and there are no continuing events of default on the originally scheduled Amended Revolver maturity date (which defaults may be waived in ComVest’s sole and absolute discretion).

In addition, the Amended Loan Agreement provides that:

(i)           ComVest must pre-approve the hiring of all members of senior management of the Company and all employment agreements or other contracts with respect to senior management;

(ii)           the Company will, on or prior to September 28, 2009, designate two (2) members of the Board of Directors of the Company, each to be placed within separate classes of the Board of Directors and each of which will be unaffiliated with and independent of ComVest; and

(iii)           the Company must deliver to ComVest, on or prior to September 13, 2009, written agreements from specified holders of indebtedness of the Company (excluding indebtedness held by M&T) agreeing to defer and postpone payments of principal and interest in respect of such indebtedness until one or more dates on or after December 31, 2009.

Under the Amended Loan Agreement, the Company must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009.

The Amended Loan Agreement also requires the Company to, subject to certain exceptions, obtain ComVest’s written consent until all obligations under the Amended Loan Agreement have been satisfied in full in connection with certain transactions including, but not limited to, incurrence of additional indebtedness or liens on the Company’s assets; sales of assets; making investments in securities or extension of credit to third parties; purchase of property or business combination transactions; declaration or payment of dividends or redemption of the Company’s equity securities; payment of certain compensation to the Company’s executive officers; changing the Company’s business model or ceasing substantially all of its operations for a period exceeding 10 days; sale of accounts receivable; amendment of the Company’s organizational documents; certain transactions with the Company’s affiliates; making certain capital expenditures, and incurring monthly operating expenses in excess of specified dollar amounts. In addition, beginning with fiscal quarter ending March 31, 2010, the Company must maintain certain fixed charge coverage ratios set forth in the Amended Loan Agreement.

The Amended Loan Agreement lists various events of default including, but not limited to: default in the payment of principal or interest under all obligations of the Company under the Amended Loan Agreement or in the observance or performance of any covenant set forth in the Amended Loan Agreement; default of the Company or any of its subsidiaries under any indebtedness exceeding $100,000 (excluding any amount due to Blue Lake and any litigation brought with respect to amounts owed to Blue Lake, so long as such amounts are paid solely in shares of the Company’s common stock); occurrence of certain bankruptcy or insolvency events; and existence of any litigation, arbitration or other legal proceedings, other than certain specified litigation, brought by any creditors of the Company or any subsidiary in an aggregate claimed amount exceeding $300,000.

In connection with the execution of the Amended Loan Agreement, ComVest executed a waiver of existing events of default under the Original Loan Agreement (the “Waiver”).  The Waiver is effective provided that the Company pays to ComVest on March 31, 2010 (or sooner if there is a further event of default) approximately $160,000, constituting the difference between interest calculated at the default rate and at the non-default rate under (i) the term note on the outstanding principal balance of the term note for the period from March 1, 2009 through August 14, 2009, and (ii) the original revolving credit note on the outstanding principal balance of the advances from time to time during the default period stated in (i) above.

Upon occurrence of an event of default, and at all times during the continuance of an event of default, (i) at the option of ComVest (except with respect to bankruptcy defaults for which acceleration shall be automatic) all obligations of the Company under the Amended Loan Agreement become immediately due and payable, both as to principal, interest and other charges, without any requirement for demand or notice by ComVest, and bear interest at the default rates of interest as described above; (ii) ComVest may file suit against the Company and its subsidiaries under the Amended Loan Agreement and/or seek specific performance thereunder; (iii) ComVest may exercise its rights under the Collateral Agreement, as defined below, against the assets of the Company and its subsidiaries; (iv) the Amended Revolver may be immediately terminated or reduced, at ComVest’s option; and (v) upon ComVest’s request, the Company will provide it with immediate, full and unobstructed access to and control of its books, records, systems and other elements of its business and management.

The Company’s obligations under the Amended Loan Agreement and the Amended Revolver are jointly and severally guaranteed by each of its direct and indirect subsidiaries (the “Guarantors”) pursuant to the Guaranty Agreement, dated as of June 20, 2008 (the “Guaranty Agreement”) and the Reaffirmation of Guaranty, dated as of August 14, 2009 (the “Reaffirmation of Guaranty”), and are secured by a security interest in all of the Company’s and its subsidiaries’ assets (the “Collateral”) as set forth in the Collateral Agreement dated June 20, 2008 (the “Collateral Agreement”). Pursuant to the Guaranty Agreement and the Reaffirmation of Guaranty, in the event the Company’s obligations are declared immediately due and payable, then the Guarantors shall, upon demand by ComVest, pay all or such portion of the Company’s obligations under the Amended Loan Agreement declared due and payable.

Upon the occurrence of an event of default under the Amended Loan Agreement, as described above, ComVest may enforce against the Guarantors their obligations set forth in the Guaranty Agreement. Pursuant to the Collateral Agreement, upon an event of default under the Amended Loan Agreement, ComVest may exercise any remedies available to it under the Uniform Commercial Code, and other applicable law, including applying all or any part of the Collateral or proceeds from its disposition as payment in whole or in part of the Company’s obligations under the Amended Loan Agreement.

In connection with the Amended Loan Agreement, each of Messrs. Michael Traina, the Company’s Chairman of the Board of Directors and Chief Executive Officer, and John Phillips, the Company’s Chief Financial Officer, reaffirmed their respective Validity Guaranties previously given to ComVest on June 20, 2008 (the “Validity Guaranty”) by executing a Reaffirmation of Validity Guaranties, dated August 14, 2009 (the “Reaffirmation of Validity Guaranties”). The Validity Guaranty provides that each officer will not, intentionally or through conduct constituting gross negligence, and the Company will not, through intentional acts of either Mr. Traina or Mr. Phillips or through conduct constituting gross negligence by each such officer, provide inaccurate or misleading information to ComVest, conceal any information required to be delivered to ComVest or fail to cause the Collateral to be delivered to ComVest when required or otherwise take any action that constitutes fraud. In the event of a breach or violation of the obligations of Messrs. Traina or Phillips under the Validity Guaranty, the officer must indemnify and hold ComVest harmless from any loss or damage resulting from such breach or violation.

The Company will pay ComVest modification fees in the amount of $210,000, charged to the Amended Revolver, payable $60,000 on January 1, 2010 and $50,000 on each of April 1, 2010, July 1, 2010 and October 1, 2010.  In addition, on the first business day of each calendar month prior to the maturity date of the Amended Revolver and on the Amended Revolver maturity date or the earlier termination of the Amended Revolver, the Company must pay ComVest a monthly unused commitment fee equal to 0.25% of the amount by which the Amended Revolver Maximum exceeds the average daily outstanding principal amount of advances during the immediately preceding calendar month, charged to the Amended Revolver.

Warrant Issued to ComVest

In connection with the transaction with ComVest described above, the Company issued to ComVest the Amended and Restated Warrant, dated August 14, 2009 (the “Amended ComVest Warrant”), to purchase, in the aggregate, 2,210,825 shares (the “ComVest Warrant Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), for an exercise price of $0.01 per share (the “ComVest Exercise Price”).  Upon the occurrence and during the continuation of an event of default (other than certain specified events of default) under the Amended Loan Agreement, then upon five (5) business days’ notice to the Company, the Amended ComVest Warrant is exercisable for a number of shares of Common Stock that, when aggregated with all ComVest Warrant Shares previously acquired upon exercise of the Amended ComVest Warrant, constitutes 51% of the fully diluted Common Stock of the Company at the time of exercise (a “Default Exercise”).  The exercise price of the Amended ComVest Warrant for a Default Exercise is $0.001 per share of Common Stock.  The exercise price of the Amended ComVest Warrant may be paid to the Company in cash, check or, at ComVest’s option, by crediting the exercise price to any obligation then owed to it under the Amended Loan Agreement.  The Amended ComVest Warrant is exercisable until August 31, 2014.  The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the Common Stock; merger, consolidation or share exchange; and certain issuances of Common Stock.  The Amended ComVest Warrant may be exercised via a “cashless exercise.”

If at any time the Common Stock is not registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or the Company has ceased or suspended the filing of periodic reports under the Exchange Act, ComVest has the right to require the Company to redeem and purchase from ComVest, for a cash purchase price of $2.0 million, 50% of the Amended ComVest Warrant, or the equivalent of 50% of the ComVest Warrant Shares that may be, or have been, issued upon exercise of the Amended ComVest Warrant: (i) if the Company or any of its stockholders enters into a binding agreement with respect to any sale (as defined in the Amended Loan Agreement); (ii) upon and after the occurrence and during the continuance of an event of default under the Amended Loan Agreement; or (iii) any other event or circumstance that causes, effects, or requires any payment in full under the Amended Loan Agreement.

If there is a proposed sale of a majority of the outstanding shares of Common Stock of the Company, on an as-converted basis, ComVest has the right, exercisable upon written notice to the selling stockholder(s) provided not less than ten (10) days prior to the proposed date for consummation of the sale, to elect to participate in the transaction and sell to the proposed purchaser(s) a portion of the ComVest Warrant Shares equal, on a percentage basis, to the percentage of the selling stockholder(s)’ Common Stock included in the proposed transaction.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are not guarantees of future performance and are based on ClearPoint’s current assumptions, estimates, forecasts, expectations and beliefs concerning ClearPoint’s business and their potential effects on ClearPoint and speak only as of the date of such statement.  ClearPoint has no plans to update its forward-looking statements to reflect events or circumstances after the date hereof.  There can be no assurance that future developments affecting ClearPoint will be those that it has anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond ClearPoint’s control) that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

•	ClearPoint’s ability to continue as a going concern, obtain additional financing and restructure existing debt obligations;

•	ClearPoint’s ability to service and repay outstanding debt obligations;

•	limitations that ClearPoint’s outstanding debt obligations impose on cash flow available for operations;

•	ClearPoint’s ability to facilitate the market acceptance of the iLabor Network and increase revenues; and

•	the effect of the current economic downturn.

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

During the fiscal year ended December 31, 2008, ClearPoint began to transition its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network.  ClearPoint completed this transition during the three months ended June 30, 2008.  Under its new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers.

ClearPoint derives its revenues from the following sources: (i) royalty payments related to client contracts which ClearPoint subcontracted or sold to other providers of temporary staffing services; (ii) revenues generated by the iLabor Network; and (iii) revenues related to VMS.

Historically, ClearPoint has funded its cash and liquidity needs through cash generated from operations and debt financing.  ClearPoint incurred net losses of approximately $922 and $36,642 for the six months ended June 30, 2009 and 2008, respectively. ClearPoint is highly leveraged and has very limited financial resources.  At June 30, 2009, ClearPoint had cash and cash equivalents of $235, $26,262 of total liabilities and accumulated deficit of approximately $55,412.

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

During the six months ended June 30, 2009, ClearPoint did not make certain required payments under the Loan Agreement with ComVest, the Blue Lake Note, the Sub Notes payable to Sub Noteholders and the StaffBridge Note.  See “—Liquidity and Capital Resources—Debt Restructuring – M&T and ComVest,” “—Notes Issued to Blue Lake and Sub Noteholders” and “—StaffBridge” for additional information regarding such defaults and waivers from ComVest relating to the defaults.

ClearPoint included a “going concern” note in its condensed consolidated financial statements for the fiscal quarter ended June 30, 2009 (see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).  As of June 30, 2009, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months.  In order to meet its cash and liquidity needs, ClearPoint will be required to raise additional financing and restructure existing debt, and there is no assurance that ClearPoint will be successful in obtaining additional financing and restructuring existing debt obligations.  If ClearPoint cannot generate sufficient cash from operations, raise additional financing and restructure existing debt, there is substantial doubt about the ability of ClearPoint to continue as a going concern for the next twelve months.

On August 14, 2009, ClearPoint entered into an Amended Loan Agreement with ComVest, which amended and restated the Loan Agreement, dated as of June 20, 2008, between ClearPoint and ComVest.  For additional information regarding the Amended and Restated Revolving Credit Agreement, see “—Subsequent Events.”

Demand for ClearPoint’s staffing services has been adversely affected by the general level of economic activity and rising unemployment in the United States.  During the current economic downturn, some of ClearPoint’s clients have been reducing their temporary labor spending as part of a general cost reduction strategy.  In addition, some of ClearPoint’s clients have limited their utilization of temporary employees before laying off regular full-time employees.  Generally, ClearPoint has experienced less demand for its services and more competitive pricing pressure during this period of economic downturn, which has adversely affected its business, financial condition and results of operations.  ClearPoint is dependent on its approved staffing supplier base to fill open positions posted by its clients.  If due to the economic downturn, some of ClearPoint’s suppliers curtail their operations or are otherwise unable to fill sufficient open positions posted by its clients, ClearPoint may be unable to compete effectively and which could materially adversely affect its business, financial condition and results of operations.  In addition, ClearPoint continues to face significant business challenges related to:

•	its ability to service and repay its outstanding debt obligations;

•	limitations imposed by the outstanding debt obligations on the cash flow available for its operations; and

•	its ability to facilitate the market acceptance of the iLabor Network.

In the face of these challenges, ClearPoint expects to focus on:

•	evaluating additional sources of financing and restructuring its existing debt obligations in the event that iLabor penetration and adoption does not meet ClearPoint’s operating cash requirements;

•	maintaining and enhancing the functionality of its iLabor Network for current and prospective clients;

•	continuing to expand its supplier base to provide more extensive market coverage; and

•	increasing sales and marketing efforts through direct and indirect channels.

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

Critical accounting policies require application of management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.

ClearPoint’s significant accounting policies are described in Note 3 to the Notes to ClearPoint’s Consolidated Financial Statements for the year ended December 31, 2008, as set forth in the Annual Report on Form 10-K filed with the SEC on April 15, 2009 and additional policies are described in Note 3 to the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

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

Results of Operations (Unaudited)

Three Months Ended June 30, 2009 Compared to

Three Months Ended June 30, 2008 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statements of operations for the three months ended June 30, 2009 and June 30, 2008:

$ (000’s)	2009	% of Revenue	2008	% of Revenue	% Change
Revenues	$1,351	100.0%	$3,291	100.0%	(58.9)%
Cost of services	—	—	2,910	88.4%	NA
Gross profit	1,351	100.0%	381	11.6%	254.6%
SG&A expenses	1,335	98.8%	6,391	194.2%	(79.1)%
Depreciation and amortization expense	158	11.7%	163	4.9%	3.1%
(Loss) from operations	(142)	(10.5)%	(6,173)	(187.6)%	(97.7)%
Other income (expense)	369	27.3%	300	9.1%	23.0)%
Interest (expense)	(511)	(37.8)%	(358)	(10.9)%	42.7%
Gain on restructuring of debt	—	—	687	20.9%	NA
Gain (loss) on sale of subsidiary	—	—	600	18.2%	NA
Loss before income taxes	(284)	(21.0)%	(4,944)	(150.2)%	(94.3)%
Income tax expense	—	—	—	—	NA
Net (loss)	$(284)	(21.0)%	$(4,944)	(150.2)%	(94.3)%

Net Revenues

ClearPoint’s revenues for the three months ended June 30, 2009 and 2008 were $1,351 and $3,291, respectively, which represented a decrease of $1,940 or 58.9%. This decrease was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in all revenues being recognized on a net fee basis such as franchise, royalty and license fees.  ClearPoint recorded $1,172 of royalties in net revenue during the three months ended June 30, 3009 and $256 in franchise fees for the three months ended June 30, 2008.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended June 30, 2009 and 2008 was $0 and $2,910, respectively, which represented a decrease of $2,910.  Under the new business model, there is no cost of services rendered as revenues are recorded net of costs associated with supplying temporary labor.  ClearPoint’s gross profit for the three months ended June 30, 2009 and 2008 was $1,351 and $381, respectively, which represented a increase of $970 or 254.6%. This increase was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as royalty and license fees with no cost of services. As a percentage of revenue for the three months ended June 30, 2009 and 2008, ClearPoint’s gross profit was 100% and 11.6% respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s selling, general, administrative (“SG&A”) and restructuring expenses for the three months ended June 30, 2009 and 2008 were $1,335 and $6,391, respectively, which represented a decrease of $5,056 or 79.1%. The decrease was a direct result of ClearPoint’s 2008 restructuring and franchising of many of its branches, as ClearPoint had substantially less SG&A expenses associated with ClearPoint’s former branch based operations during the three months ended June 30, 2009, which include expenses related to salaries, employee benefits and rents.  ClearPoint also recognized $223 in recovery of bad debt.  As a percentage of revenue for the three months ended June 30, 2009 and 2008, SG&A expenses were 98.8% and 194.2% respectively, due to substantially less SG&A expenses associated with ClearPoint’s former branch based operations.

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expense for the three months ended June 30, 2009, and 2008 was $158 and $163, respectively, which represented a decrease of $5 or 3.1%. The decrease was due to a decrease in equipment purchases.

Interest Expense

ClearPoint’s interest expense for the three months ended June 30, 2009 and 2008 was $511 and $358, respectively, which represented an increase of $153, or 42.7%, primarily due to the increased interest cost from the increase in ClearPoint’s overall debt and the amortization of deferred financing fees to interest expense.

Other Income or Expense

For the three months ended June 30, 2009 and 2008, total Other Income was $369 and $300, respectively.  For the three months ended June 30, 2009, the income was primarily due to the recognition of $358 in connection with the settlement of the litigation involving Sunz and a gain on derivative instruments of $9.  During the three months ended June 30, 2008, the income was primarily attributable to payroll refunds.

Net Loss

ClearPoint’s net loss for the three months ended June 30, 2009 and 2008 was $284 and $4,944, respectively, which represented a decrease in loss of $4,660 or 94.3%. The decrease in loss was primarily a result of the decrease in SG&A expense due to the change in ClearPoint’s business model.

Six Months Ended June 30, 2009 Compared to

Six Months Ended June 30, 2008 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statements of operations for the six months ended June 30, 2009 and June 30, 2008:

$(000’s	)	2009	% of Revenue	2008	% of Revenue	% Change
Revenues		$2,588	100.0%	$27,511	100.0%	(90.6)%
Cost of services		—	—	25,654	93.2%	NA
Gross profit		2,588	100.0%	1,857	6.8%	39.4%
SG&A expenses		2,525	97.6%	11,950	43.4%	(78.9)%

Restructuring expense		—	—	2,100	7.6%	—
Fixed assets impairment expense, net		5	0.2%	1,022	3.7%	(99.5)%
Impairment of goodwill		—	—	16,822	61.1%	—
Depreciation and amortization expense		313	12.1%	285	1.0%	8.9%
(Loss) from operations		(255)	(9.8)%	(30,322)	(110.2)%	(99.2)%
Other income (expense)		347	13.4%	200	0.7%	73.5%
Interest (expense)		(1,014)	(39.2)%	(906)	(3.3)%	11.9%
Gain on restructuring of debt		—	—	687	2.5%	—
Gain (loss) on sale of subsidiary		—	—	(1,294)	(4.7)%	—
Loss before income taxes		(922)	(35.6)%	(31,635)	(115.0)%	(97.1)%
Income tax expense		—	—	5,007	18.2%	—
Net (loss)		$(922)	(35.6)%	$(36,642)	(133.2)%	(97.5)%

Net Revenues

ClearPoint’s revenues for the six months ended June 30, 2009 and 2008 were $2,588 and $27,511, respectively, which represented a decrease of $24,923 or 90.6%. This decrease was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in all revenues being recognized on a net fee basis such as franchise, royalty and license fees.  ClearPoint recorded $2,314 and $1,568 of royalties in net revenue during the six months ended June 30, 2009 and 2008, respectively.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the six months ended June 30, 2009 and 2008 was $0 and $25,654, respectively, which represented a decrease of $25,654.  Under the new business model, there are no cost of services rendered.  ClearPoint’s gross profit for the six months ended June 30, 2009, and 2008 was $2,588 and $1,857, respectively, which represented an increase of $731 or 39.4%. This increase was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as royalty and license fees with no cost of services as revenues are recorded net of costs associated with supplying temporary labor.  As a percentage of revenue for the six months ended June 30, 2009 and 2008, ClearPoint’s gross profit was 100% and 6.8%, respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s SG&A and restructuring expenses for the six months ended June 30, 2009 and 2008 were $2,525 and $11,950, respectively, which represented a decrease of $9,425 or 78.9%. The decrease was a direct result of ClearPoint’s change in business model, which substantially reduced SG&A expenses associated with ClearPoint’s former branch based operations during the six months ended June 30, 2009, as well as the recognition of $423 in recovery of bad debt.  During the six months ended June 30, 2008, ClearPoint recorded $1,605 in a provision for amounts due from the former franchisees that are no longer in operation and allowances for doubtful accounts totaling $5,185. As a percentage of revenue for the six months ended June 30, 2009 and 2008, SG&A expenses were 97.6% and 43.4% respectively, largely as a result of reduced revenue due to the recording of franchise royalties on a net basis.

Effective March 12, 2008, ClearPoint initiated an additional restructuring program of its field and administrative operations in order to further reduce its ongoing SG&A expenses. As part of the restructuring program, ClearPoint closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions.  Restructuring expenses related to these closures and position eliminations during the six months ended June 30, 2009 and 2008, were $0 and $2,100, respectively, which represented a decrease of $2,100.  The decrease was related to the fact that ClearPoint did not initiate an additional reserve in 2009 to further reduce its ongoing SG&A expenses.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expense for the six months ended June 30, 2009, and 2008 were $313 and $285, respectively, which represented an increase of $28 or 9.8%. For the six months ended June 30, 2008, ClearPoint recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements described in Note 4 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. ClearPoint removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment. ClearPoint also recorded an impairment of goodwill for the six months ended June 30, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value.

Interest Expense

ClearPoint’s interest expense for the six months ended June 30, 2009 and 2008 was $1,014 and $906, respectively, which represented an increase of $108, or 11.9%, primarily due to the increased interest cost from the increase in ClearPoint’s overall debt.

Other Income or Expense

For the six months ended June 30, 2009 and 2008, total Other Income was $347 and $200, respectively.  For the six months ended June 30, 2009, the income was primarily due to the recognition of $358 in connection with the settlement of the litigation involving Sunz and other income of $32, and was partially offset by the loss on derivative instruments of $43.  For the six months ended June 30, 2008, the increase in other income was primarily due to payroll refunds.

Net Loss

ClearPoint’s net loss for the six months ended June 30, 2009 and 2008 was $922 and $36,642, respectively, which represented a decrease in loss of $35,720 or 97.5%. The decrease was primarily a result of ClearPoint’s change in business model.  During the six months ended June 30, 2008, ClearPoint recorded an impairment of goodwill of $16,822, restructuring charge of $2,100, SG&A expenses of $11,950, and an income tax benefit valuation allowance of $5,007.  For the six months ended June 30, 2009, ClearPoint’s SG&A expenses significantly decreased (as described above) and there were no impairment charges recorded.

Liquidity and Capital Resources

General

Historically, ClearPoint has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt and equity financing.  As of June 30, 2009, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations.  Based on ClearPoint’s cash position and working capital deficiency, it may need to raise additional financing and restructure existing debt in order to support its business operations. The amount of financing required will be determined by many factors, some of which are beyond ClearPoint’s control, and may require financing sooner than currently anticipated. ClearPoint has no commitment for any additional financing or debt restructuring and can provide no assurance that such additional financing or debt restructuring will be negotiated on terms acceptable to ClearPoint, if at all.  If ClearPoint is unable to generate sufficient cash from operations, obtain additional financing and restructure existing debt or if such funds cannot be negotiated on terms favorable to ClearPoint, there is substantial doubt about the ability of ClearPoint to continue as a going concern (see also Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

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

Cash and Cash Equivalents and Cash Flows

The table below sets forth, for the periods indicated, ClearPoint’s beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and ClearPoint’s ending balance of cash and cash equivalents:

	Six Months Ended June 30,
$ (000’s)	2009	2008
	(Unaudited)	(Unaudited)
Cash and cash equivalents at beginning of period	$960	$1,994
Cash provided by (used in) operating activities	(1,397)	5,969
Cash (used in) investing activities	(70)	(548)
Cash provided by (used in) financing activities	742	(1,582)
Cash and cash equivalents at end of period	$235	$5,833

Six Months Ended June 30, 2009 and 2008

Net cash provided by (used in) operating activities was ($1,397) and $5,969 for the six months ended June 30, 2009 and 2008, respectively.  Cash used in operating activities during the six months ended June 30, 2009 primarily consisted of: a book loss of $922; non-cash items of: depreciation and amortization expense of $447, partially offset by a reduction in the provision for doubtful accounts of $423, interest expense related to the original issue discount and warrant liability of $288, issuance of warrants relating to a consulting agreement of $30, a loss on derivatives of $43, stock based compensation of $34 and disposal of fixed assets of $5; and cash items of: a decrease in accounts receivable of $200 related to collections and conversion of receivables to a note and a decrease in new revenues related to the adoption of new iLabor business, a decrease in unbilled revenue of $51, an increase in notes receivable related to StaffChex accounts receivable, a decrease in prepaid expenses and other current assets of $43, a decrease in other assets of $51, a decrease in accounts payable of $38, a decrease in accrued expenses of $548, a decrease in accrued payroll taxes of $80, a decrease in deferred revenue of $498, a decrease in accrued restructuring costs of $47 and a decrease in retirement benefits of $62.

Cash provided by operating activities during the six months ended June 30, 2008 primarily consisted of: a book net loss of $36,642; non-cash items of: a deferred tax expense of $5,007 as of January 1, 2008 due to a full valuation allowance against the deferred tax assets, depreciation and amortization expense of $1,307, an impairment of goodwill of $16,822, a provision for doubtful accounts of $2,611, a provision for doubtful accounts of $1,639 relating to franchisees and a loss on the sale of HRO of $1,294, issuance of warrants related to the refinancing of $1,305, gain on the restructuring of debt of $2,114 and stock based compensation of $41; and cash items of: a decrease in accounts receivable of $13,062 due to the franchising of ClearPoint’s branches and the related decrease in revenue in addition to the adoption of the new technology based iLabor business model, a decrease in unbilled revenue of $2,002, a decrease in prepaid expenses and other current assets of $(424), an increase in other assets of $9, an increase in accounts payable of $1,692, a decrease in accrued expenses and other accrued liabilities of $815, a decrease in accrued payroll and related taxes of $2,679, an increase of deferred revenue of $840 and an increase in accrued restructuring costs of $930.

Net cash (used in) investing activities was ($70) and ($548) for the six months ended June 30, 2009 and 2008, respectively.  The primary use of cash for investing activities for the six months ended June 30, 2009 was for the purchase of fixtures and software and a decrease in restricted cash.  The primary use of cash for investing activities for the six months ended June 30, 2008 was for capitalized software development of $548.

Net cash provided by (used in) financing activities was $742 and ($1,582) for the six months ended June 30, 2009 and 2008, respectively.  The following primary financing activities in the six months ended June 30, 2009 resulted in the net cash provided of $742: repayments of long term debt of ($1,138), borrowings against ClearPoint’s credit facility of $1,900 and fees incurred in refinancing ($20).  The primary financing activities for the six months ended June 30, 2008 were: repayments to long term debt of ($9,419), borrowing from ComVest of $8,000, net of original issue discount (“OID”) of $1,000, borrowings on the ComVest revolver of $530 and fees incurred in the refinancing of debt of $693.

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

ClearPoint issued to M&T warrants to purchase its common stock of which warrants to purchase 1,200,000 shares of common stock have an exercise price of $0.01 per share and warrants to purchase 300,000 shares of common stock have an exercise price of $1.00 per share (collectively, the “M&T Warrants”).  In accordance with SFAS No. 150, the fair value of the warrants has been classified as a liability since M&T has the right to put the M&T Warrants back to ClearPoint in exchange for a cash settlement of $1.00 per share. At June 30, 2009, the balance sheet included a warrant liability of $1,256,761 related to the fair value of M&T Warrants (see Note 11 of the Notes to the Condensed Consolidated Financial Statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q). The gain on restructuring of debt of $687 recorded in the year ended December 31, 2008 reflected the reduction in principal carrying balance offset by the fair value of the M&T Warrants and other direct costs. ClearPoint entered into a registration rights agreement dated June 20, 2008 to register the shares of common stock underlying the M&T Warrants.

In addition, prior to the Obligations Amortization Date, ClearPoint must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3,000 and (ii) existing and future federal and state income tax refunds of not less than $1,000 due or which become due to ClearPoint for any period prior to January 1, 2008.  In the event such payments by ClearPoint are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of either amounts paid by ClearPoint will be remitted to ClearPoint and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.  ClearPoint remitted all applicable federal and state income tax refunds to M&T required under the M&T Restructure Agreement.  At June 30, 2009, income tax refunds of $1,024 resulting from net operating loss carry-backs and $91 refunds of overpayments were received by ClearPoint and remitted to M&T.  At June 30, 2009, ClearPoint remitted to M&T a total of approximately $2,467, which was comprised of approximately $1,353 applied to the $3,000 accounts receivable target and $1,114 applied to the $1,000 federal and state income tax refund target.  The excess of $114 over the $1,000 tax refund target will be credited to the M&T Deferred Obligations.  At June 30, 2009, the outstanding balance related to the $3,000 accounts receivable target was $1,533.

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

Pursuant to the M&T Restructure Agreement, ClearPoint must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) ClearPoint and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of ClearPoint; limitations on dividends and distributions of cash or property to equity security holders of ClearPoint and/or redemptions or purchases of capital stock or equity securities of other entities; and restrictions on collateralizing subordinated indebtedness. At June 30, 2009, ClearPoint was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

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

ComVest

On June 20, 2008, ClearPoint entered into a Revolving Credit and Term Loan Agreement (the “ComVest Loan Agreement”) with ComVest. Pursuant to the ComVest Loan Agreement, ComVest extended to ClearPoint: (i) a secured revolving credit facility for up to $3,000 (the “ComVest Revolver”) and (ii) a term loan (the “ComVest Term Loan” and, together with the ComVest Revolver, the “ComVest Loans”) in the principal amount of $9,000, of which $1,000 was treated as an original issue discount, and ClearPoint received $8,000 in respect of the ComVest Term Loan. ClearPoint also issued to ComVest a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per warrant (the “ComVest Warrant”). The ComVest Warrant was valued at $634 and treated as a discount to the long term portion of the debt and was to be amortized over the life of the long term debt. ClearPoint entered into a registration rights agreement dated June 20, 2008 to register the shares of common stock underlying the ComVest Warrant.

The maximum amount permitted to be outstanding under the ComVest Revolver was initially $3,000 (the “ComVest Revolver maximum”). Effective as of the first day of each calendar month beginning January 1, 2010, the ComVest Revolver maximum was to be reduced by an amount equal to 5.5% of the ComVest Revolver maximum in effect for the previous month. To the extent the amounts outstanding under the ComVest Revolver exceeded the ComVest Revolver maximum, ClearPoint was required to make a payment to ComVest sufficient to reduce the amount outstanding to an amount less than or equal to the ComVest Revolver maximum. ClearPoint could borrow under the ComVest Revolver from time to time, up to the then applicable ComVest Revolver maximum. The amounts due under the ComVest Revolver bore interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%.  At June 30, 2009, the interest rate on the $2,900 outstanding under the ComVest Revolver was 10.00% and the interest rate on $7,118 outstanding under the ComVest Term Loan was 7.25% per annum. The ComVest Loans provided that the stated interest rates were subject to increase by 500 basis points during the continuance of an event of default under the ComVest Loan Agreement.

Amounts due under the ComVest Loans were payable monthly, beginning July 1, 2008. The outstanding principal amount of the ComVest Term Loan was payable as follows: $150 on July 1, 2008 and subsequent monthly payments were to be in an amount equal to the greater of (i) $200 less the amount of interest accrued during the preceding month or (ii) the amount equal to (a) the lesser of $450 or certain royalties, fees and/or other such payments collected by ClearPoint during the preceding month less (b) the amount of interest accrued during the preceding month (but not greater than the principal balance of the ComVest Term Loan). The installments under (ii) above are payable monthly starting August 1, 2008, until December 1, 2010. The final installment due and payable on December 31, 2010 was to be in an amount equal to the entire remaining principal balance, if any, of the ComVest Term Loan.

As of June 30, 2009, ClearPoint was in default on principal installment payments due for February, 2009 through June, 2009 under the ComVest Term Loan in the aggregate amount of $702. In addition, ClearPoint was in default on principal installment payments due for July, 2009 under the ComVest Term Loan in the aggregate amount of $439 and was in default on interest payments due for July, 2009 in the amount of $61. ClearPoint was also in default on interest payments due for July, 2009 under the ComVest Revolver in the amount of $18.  The failure to make such payments constituted events of default under the ComVest Loan Agreement.  ClearPoint was obligated to pay a default interest rate of 500 basis points over the prevailing rate, which difference between the default rate and the prevailing rate was not paid.  On May 19, 2009, ComVest executed a waiver letter (the “Term Loan Waiver”) related to the ComVest Loan Agreement for the periods of February through April, 2009.  Pursuant to the Term Loan Waiver, ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but no later than the maturity date of the ComVest Term Loan under the ComVest Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.  On August 14, 2009, ComVest executed a waiver letter, which waived ClearPoint’s defaults under the ComVest Loan Agreement through August 14, 2009, including defaults under the StaffBridge Note, the Blue Lake Note and the Sub Notes described below, provided ClearPoint pays to ComVest approximately $160, constituting the difference between the increased interest rate charged in connection with the defaults and the regular interest rate, no later than March 31, 2010.  For additional information regarding the StaffBridge Note, the Blue Lake Note and the Sub Notes, see “—StaffBridge” and “—Notes Issued to Blue Lake and Sub Noteholders.”  For additional information regarding the waiver letter executed by ComVest on August 14, 2009, see “—Subsequent Events.”

On January 29, 2009, in order to assist ClearPoint in making the payments under the XRoads Agreement, as defined below, ComVest and ClearPoint entered into Amendment No. 1 to the ComVest Term Loan, pursuant to which the installments due and payable under the ComVest Term Loan on each of February 1, 2009, March 1, 2009, April 1, 2009 and May 1, 2009, respectively, were reduced by an amount equal to the positive difference (if any) of (i) the lesser of (a) $50 or (b) the amount paid or payable by ClearPoint to XRoads during the immediately preceding calendar month pursuant to the XRoads Agreement, minus (ii) the amount (if any) by which the aggregate Royalties collected during the immediately preceding calendar month exceeded $450. After the effective date of termination of the XRoads Agreement, no reduction in any subsequent installments were to be permitted.  For additional information regarding the XRoads Agreement, as amended, see “—Agreement with XRoads Solutions.”  Amendment No. 1 to the ComVest Term Loan also contained ComVest’s acknowledgement and consent to ClearPoint’s amendment of the payment terms and payment schedule of the note payable to the former shareholders of StaffBridge, Inc. as set forth in the Debt Extension Agreement dated December 31, 2008.  For additional information regarding such note, see “—StaffBridge.”

On May 13, 2009, ComVest executed a waiver letter (the “Blue Lake Waiver”) to the ComVest Loan Agreement.  Pursuant to the Blue Lake Waiver, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make certain payments due under a note issued to Blue Lake and all remedies available to ComVest as a result of the failure to make such payments provided that such payments due under the Blue Lake Note are paid solely in Escrow Shares.  The waiver letter dated August 14, 2009 included a waiver of such cross-default provision related to ClearPoint’s default under the Blue Lake Note.  In addition, the Amended ComVest Loan Agreement specifically excludes from the definition of an event of default any litigation brought in respect of the Blue Lake Note, provided that and so long as payments under the Blue Lake Note are paid solely in shares of ClearPoint’s common stock.  For additional information regarding the Blue Lake Note, see “—Notes Issued to Blue Lake and Sub Noteholders.”

Pursuant to the Amended ComVest Loan Agreement, ClearPoint must deliver to ComVest, on or prior to September 13, 2009, written agreements from specified holders of indebtedness of ClearPoint, including the Amended Sub Notes and the StaffBridge Note described below, but excluding indebtedness held by M&T, agreeing to defer and postpone payments of principal and interest in respect of such indebtedness until one or more dates on or after December 31, 2009.  ClearPoint’s failure to enter into such agreements would constitute an event of default under the Amended ComVest Loan Agreement, which would permit ComVest to exercise its remedies including, among other things, declaring all amounts outstanding under the Amended ComVest Loan Agreement immediately due and payable and exercising its rights under the Amended and Restated Warrant.  For additional information regarding the Amended ComVest Loan Agreement and the Amended and Restated Warrant, see “—Subsequent Events.”  ClearPoint is currently in the process of negotiating such agreements.  However, there is no assurance that ClearPoint will be able to enter into such agreements on or prior to September 13, 2009.

As provided by the ComVest Loan Agreement and the ComVest Loans, ComVest may collect amounts due under the ComVest Loans from a “lockbox” account of ClearPoint and/or charge the ComVest Revolver for such amounts. Royalty payments received primarily from StaffChex and Select were segregated and solely used for the repayment of the ComVest Term Loan. As amended pursuant to Amendment No. 1 to the ComVest Term Loan entered into in connection with the XRoads Agreement, to the extent that royalty receipts from these sources did not meet the minimum threshold of $200 per month, ClearPoint was to make up the difference from its operating cash.  In the event that royalty receipts from these sources exceeded $450 in a given month, ClearPoint could utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion.  For the six months ended June 30, 2009, ClearPoint remitted approximately $904 of principal and interest payments pursuant to the ComVest Term Loan, all of which was derived from its royalty receipts, $68 of interest payments pursuant to the ComVest Revolver, all of which was derived from its operating cash and $200 to XRoads pursuant to the XRoads Agreement, which ClearPoint was permitted to remit pursuant to Amendment No. 1 to the ComVest Loan Agreement.  As of June 30, 2009 ClearPoint has remitted, since inception of the loan, $2,634 of principal and interest payments, pursuant to the ComVest Term Loan, of which $1,798 was derived from its royalty receipts and $661 was derived from its other operations and $608 of principal and interest payments, pursuant to the ComVest Revolver, all of which was derived from its other operations.

The ComVest Loans mature on December 31, 2010, subject to certain prepayment requirements related to the ComVest Term Loan. The ComVest Loan Agreement provided that, subject to certain exceptions, ClearPoint must prepay the ComVest Term Loan (i) in full upon certain transactions involving the sale or issuance of the majority of the outstanding stock of ClearPoint, change of control of ClearPoint or the sale of all or a material portion of ClearPoint’s assets or (ii) in part to the extent of 30% of proceeds received from sales of certain securities of ClearPoint. The outstanding borrowings under the ComVest Loan Agreement are secured by all the assets of ClearPoint.

ClearPoint must maintain certain fixed charge coverage ratios and must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009. ClearPoint must comply with various notice and other reporting covenants including, but not limited to, providing notice to ComVest upon the occurrence of certain events, periodically furnishing certain financial statements and other information to ComVest, maintaining its books and records and permitting inspection of such materials by ComVest upon reasonable request. The ComVest Loan Agreement also provided that ClearPoint must provide written notice to ComVest of all meetings of the board of directors and actions proposed to be taken by written consent and must permit a representative of ComVest to attend or participate in any such meeting as a non-voting observer. At June 30, 2009, ClearPoint was in compliance with the applicable notice and reporting requirements required under the ComVest Loan Agreement.  The ComVest Loan Agreement also required ClearPoint to obtain ComVest’s written consent in connection with certain transactions including, but not limited to, incurrence of additional indebtedness or liens on ClearPoint’s assets; sales of assets; making investments in securities or extension of credit to third parties; purchase of property or business combination transactions; declaration or payment of dividends or redemption of ClearPoint’s equity securities; payment of certain compensation to ClearPoint’s executive officers; changing ClearPoint’s business model or ceasing substantially all of its operations for a period exceeding 10 days; sale of accounts receivable; amendment of ClearPoint’s organizational documents; certain transactions with ClearPoint’s affiliates; and making certain capital expenditures.

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

ClearPoint paid to ComVest non-refundable closing fees in the amount of $530, charged to the ComVest Revolver, simultaneously with funding of the amounts payable to ClearPoint under the ComVest Loan Agreement. In addition, ClearPoint was to pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the ComVest Revolver during the preceding calendar month, up to $4.50 per month.

ClearPoint utilized the proceeds of the ComVest Loans to repay approximately $1,050 pursuant to the M&T Restructure Agreement owed to M&T and approximately $530 in closing costs and expenses.

ALS

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS. The purchase price of $24,400 consisted of cash of $19,000, the ALS Note of $2,500 at an interest rate of 7%, shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ALS’ stockholders may also receive up to two additional $1,000 payments in shares of common stock based on financial and integration performance metrics of ClearPoint in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at June 30, 2009 was not repaid due to the pending litigation with TSIL (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q). In connection with the transaction with ComVest described above, on June 20, 2008, ClearPoint entered into the ALS Agreement with ALS and certain other parties whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008 (defined below); (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,156 (remaining principal balance of $2,023 plus accrued interest of $133), which balance was $2,269 including interest at June 30, 2009, bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS Subordination Letter; (iii) that ClearPoint would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the acquisition of ALS; (iv) that ALS may defend and indemnify ClearPoint in connection with the TSIL Litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation.  ClearPoint presented the ALS Note on the balance sheet net of other assets of $300 in expenses related to the TSIL Litigation and an advance payment of $330 on the ALS Note, which nets out to $1,638.  On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice. ClearPoint valued the shares issued at their fair market value as of the date of issuance of $102 and recorded that amount as expense.  ClearPoint has no future obligation to issue any additional shares of common stock to ALS.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and ClearPoint dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that ClearPoint may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the ComVest Term Loan so long as ClearPoint is otherwise permitted to make such payments, ClearPoint shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, ClearPoint shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  The transaction did not classify as a restructuring of debt.  For the six months ended June 30, 2009 and 2008, ClearPoint accrued $55 and $62, respectively, in interest expense associated with the ALS Note.  As of June 30, 2009, ClearPoint had $246 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note.

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

Effective December 31, 2008, the StaffBridge Note was further amended pursuant to a second Debt Extension Agreement dated December 31, 2008 to provide for the following payment schedule of the outstanding amount due under the StaffBridge Note: $100 was paid on or about December 31, 2008 and the remaining balance shall be paid in four equal quarterly payments of $59, beginning on March 31, 2009 and ending on December 31, 2009.  Amendment No. 1 to the ComVest Loan Agreement contains ComVest’s acknowledgement and consent to ClearPoint’s amendment of the payment terms and payment schedule of the StaffBridge Note pursuant to the second Debt Extension Agreement.

ClearPoint did not make the required quarterly payment to StaffBridge for the quarter ended June 30, 2009 of $59 and was also in arrears on interest payments due in the amount of $2.  An event of default under the StaffBridge Note triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the StaffBridge Note through August 14, 2009.  See “—Debt Restructuring – M&T and ComVest—ComVest” and “—Subsequent Events.”

See “—Debt Restructuring – M&T and ComVest—ComVest” for a description of ClearPoint’s obligation to restructure the StaffBridge Note pursuant to the Amended ComVest Loan Agreement.

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

CPR did not make the required payments of: (i) $50 in January, 2009 and (ii) $490, plus accrued interest, of which $8 has been accrued as of June 30, 2009, in April, 2009 under the Blue Lake Note.  On May 1, 2009, ClearPoint received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that ClearPoint immediately pay a total of approximately $573.  Pursuant to the terms of the Blue Lake Note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake.  ClearPoint did not cure such default on or prior to May 8, 2009.  On May 7, 2009, Blue Lake requested disbursement of the Escrow Shares and, pursuant to the Escrow Agreement, the escrow agent is obligated to deliver the Escrow Shares to Blue Lake 10 calendar days after receipt of the request for disbursement.

An event of default under the Blue Lake Note triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement, unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  On May 13, 2009, ComVest executed the Blue Lake Waiver to the Loan Agreement, pursuant to which, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the payments due under the Blue Lake Note and all remedies available to ComVest as a result of the failure to make such payments, provided that such payments due under the Blue Lake Note are paid solely in Escrow Shares.  On July 14, 2009, Blue Lake filed a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490,000, plus accrued interest and fees.  For additional information regarding this Complaint, see Part II, Item 1 of this Quarterly Report on Form 10-Q.  On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the Blue Lake Note through August 14, 2009.  See “—Debt Restructuring – M&T and ComVest—ComVest” and “—Subsequent Events.”

Sub Noteholders

On March 1, 2005, CPR issued a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. LLC (“Fergco”), a New Jersey limited liability company of which Christopher Ferguson owns a twenty-five percent (25%) ownership interest. The balance of this note payable at June 30, 2009 was $300 (“$300 Note”).

On March 1, 2005, CPR issued 12% Amended and Restated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to Alyson Drew, the spouse of Parker Drew, a director of ClearPoint. The balance of these notes payable at June 30, 2009 was $250 (“$250 Notes”).  The holders of the $300 Note and the $250 Notes are collectively referred to as the Sub Noteholders.

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

See “—Debt Restructuring – M&T and ComVest—ComVest” for a description of ClearPoint’s obligation to restructure the Amended Sub Notes pursuant to the Amended ComVest Loan Agreement.

CPR did not make the required interest payments under the Amended Sub Notes for the quarter ended June 30, 2009, in the aggregate amount of $11.  Pursuant to the terms of the Amended Sub Notes, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from a Sub Noteholder.  An event of default under the Amended Sub Notes triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the Amended Sub Notes through August 14, 2009.  See “—Debt Restructuring – M&T and ComVest—ComVest” and “—Subsequent Events.”

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800, with $400 to each of Michael Traina and Christopher Ferguson in consideration for loans totaling $800 made to CPR. The terms of the Promissory Notes issued to Messrs. Traina and Ferguson are identical. The principal amount of each Promissory Note is $400, they bear interest at the rate of 6% per annum, which will be paid quarterly, and they were due on February 22, 2009.  The Promissory Notes are subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement.

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

Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model

HRO

On February 7, 2008, CPR entered into a Purchase Agreement effective as of February 7, 2008 (the “HRO Purchase Agreement”) with HRO, CPR’s wholly owned subsidiary, and AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS was obligated to pay such fee in arrears on the first business day of every month. Unpaid fees were subject to interest at a rate of 1.5% per month. As of June 30, 2009, AMS did not pay to CPR the earnout payments required under the HRO Purchase Agreement.

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

In addition, CPR entered into an iLabor agreement with StaffChex (the “StaffChex iLabor Agreement”) whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR a percentage (the “Royalty”) (as of June 30, 2009, the percentage was 1.25%) of StaffChex’s total collections from its total billings for temporary staffing services provided to ClearPoint’s clients through the iLabor Network or otherwise. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively. ClearPoint did not incur any early termination penalties in connection with such terminations.

On March 16, 2009, CPR and StaffChex entered into Amendment No. 1 to the StaffChex iLabor Agreement pursuant to which the payment terms of the StaffChex iLabor Agreement were restated as follows: for weekly collections of less than $1,400, the Royalty is one and one-quarter percent (1.25%) and for weekly collections of $1,400 or more, the Royalty is two percent (2%).  If collections for a calendar year exceed $110,000, the Royalty will be one and one-half percent (1.5%) for each dollar exceeding $110,000 and if such collections exceed $150,000, the Royalty will be one and one-quarter percent (1.25%) for each dollar exceeding $150,000.  Unpaid Royalties shall bear interest at the rate of one and one-half percent (1.5%) per month.  Weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4 followed by 52 weekly payments of $3 for past-due Royalties owed through February 28, 2009.  Such additional payments commenced on June 3, 2009.

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

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500 and has been recorded as an expense in the six months ended June 30, 2008. The payment of the net termination fee will be in the form of cash and shares of common stock of ClearPoint.

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

On July 29, 2008, Select, together with Real Time, initiated the Select Litigation claiming that ClearPoint owed it $1,033 for services performed.  For additional information regarding the Select Litigation, see “Note 18 – Litigation” to ClearPoint’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

On June 26, 2008, ClearPoint entered into a new Advisory Services Agreement (the “Advisory Services Agreement”) with TNMC in order to: (i) provide compensation to TNMC for its services since the expiration of the Initial Agreement and (ii) engage TNMC to provide future advisory services. Pursuant to the Advisory Services Agreement, TNMC is obligated to provide advice and assistance to ClearPoint in its analysis and consideration of various financial and strategic alternatives (the “Advisory Services”), however the Advisory Services will not include advice with respect to investments in securities or transactions involving the trading of securities or exchange contracts. The Advisory Services Agreement was effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.  The Advisory Services Agreement was automatically renewed on June 26, 2009 pursuant to its terms.  During the six months ended June 30, 2009, ClearPoint is obligated to pay TNMC $2 for reimbursement of travel expenses.

ClearPoint agreed to compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and to reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at ClearPoint’s option. At ClearPoint’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the Advisory Services Agreement are priced at the month-end closing price for each month of services rendered. ClearPoint incurred approximately $293 in fees owing to TNMC for its services in the fiscal year ended December 31, 2008. ClearPoint’s board of directors approved payment of $266 for the Advisory Services in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and, on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock. ClearPoint recorded approximately $99 for reimbursement of expenses incurred by TNMC in connection with the Advisory Services provided from February, 2008 through June, 2009.

Agreements with Christopher Ferguson, Kurt Braun and John Phillips

On February 28, 2008, Christopher Ferguson resigned as ClearPoint’s and CPR’s director, President and Secretary in connection with the Optos Licensing Agreement described above. ClearPoint and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, ClearPoint entered into a consulting agreement with Mr. Ferguson pursuant to which he was entitled to be paid $25 per month for twelve (12) months. In return, Mr. Ferguson was obligated to assist ClearPoint with matters relating to the performance of his former duties and worked with ClearPoint to effectively transition his responsibilities. As of June 30, 2009, ClearPoint paid Mr. Ferguson approximately $58 pursuant to the consulting agreement and recorded a related party liability of $257 as of June 30, 2009 pursuant to the consulting agreement.  ClearPoint agreed to resume making payments to Mr. Ferguson in the first quarter of 2010 and recorded the short and long term portions of such obligation of $64 and $193, respectively, at June 30, 2009.

On June 20, 2008, Kurt Braun, ClearPoint’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as ClearPoint’s Chief Financial Officer, ClearPoint and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”). In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to ClearPoint, ClearPoint has agreed to, among other things: (i) pay Mr. Braun $75, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with ClearPoint’s 2006 equity incentive plan. As of June 30, 2009, ClearPoint paid Mr. Braun approximately $75 as severance under the Braun Separation Agreement.

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

Agreement with XRoads Solutions

On January 13, 2009, ClearPoint entered into an agreement with XRoads (the “XRoads Agreement”). Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as ClearPoint’s Interim Chief Operating Officer (the “XRoads Engagement”). In such capacity, Mr. Delle Donne will have direct responsibility over ClearPoint’s day to day operations and will report to Michael D. Traina, ClearPoint’s Chief Executive Officer. XRoads will submit bi-weekly oral or written progress reports to ClearPoint’s board of directors. The term of the XRoads Agreement commenced on January 13, 2009 and continued until May 13, 2009.  Effective May 14, 2009, the XRoads Agreement was amended pursuant to Amendment No. 1 dated May 18, 2009 (the “XRoads Amendment”).  Pursuant to the XRoads Amendment, the term of the XRoads Agreement was extended to run from May 14, 2009 through August 13, 2009 (the “XRoads Extension”).  The XRoads Agreement provided that either ClearPoint or XRoads could terminate the XRoads Agreement at any time with at least thirty days prior written notice.  On July 6, 2009, ClearPoint sent such thirty-day termination notice to XRoads.  The XRoads Agreement and Brian Delle Donne’s services as ClearPoint’s Interim Chief Operating Officer were terminated effective August 7, 2009.

ClearPoint paid XRoads $50 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, XRoads was entitled to a monthly fee based upon achievement of certain increases in earnings before interest, taxes, depreciation and amortization (“EBITDA”), calculated pursuant to the XRoads Agreement.  Such fee was equal to 10% of increases in monthly EBITDA during the term of the XRoads Agreement over EBITDA for the month ended January 31, 2009, capped at $50 per month (the “EBITDA Fee”).  During the six months ended June 30, 2009, ClearPoint paid no EBITDA Fees to XRoads.  ClearPoint also agreed to pay reasonable expenses incurred by XRoads for services related to its services and remitted a retainer in the amount of $10 to XRoads for such purpose.  During the six months ended June 30, 2009, pursuant to the XRoads Agreement, ClearPoint paid XRoads a total of $290 and the $10 retainer for reimbursement of expenses.  Any amounts not paid when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.  As of the date of filing this Quarterly Report on Form 10-Q, ClearPoint accrued an aggregate of $39 pursuant to the XRoads Agreement, consisting of $37 in fees related to services provided by XRoads, $1 in accrued interest and $1 in reimbursement of expense.

The terms and conditions of the original XRoads Agreement which were not affected by the XRoads Amendment remained in full force and effect during the XRoads Extension.  ClearPoint agreed to pay XRoads $45 per 30 day period of the XRoads Extension and the EBITDA Fee remained at 10%, calculated in accordance with the XRoads Amendment, and subject to the cap of $50 per month.

In addition, ClearPoint issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share, exercisable through December 31, 2010 in connection with the expiration of the XRoads Agreement on May 13, 2009.  In connection with the XRoads Extension, ClearPoint issued an additional warrant to purchase up to 75,000 shares of common stock the exercise price of $0.29 per share, exercisable through April 30, 2011.

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

Warrants and Unit Purchase Option Issued in 2005 Public Offering

As a result of the 2005 public offering, there were 11,040,000 common stock purchase warrants issued and outstanding at the beginning of the fiscal quarter ended June 30, 2009, which included warrants that were part of the outstanding units. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share commencing on February 12, 2007 (the completion of the merger with Terra Nova).  Such warrants expired on April 17, 2009 according to their terms. In connection with the 2005 public offering, an option was issued for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit with each unit consisting of one share of common stock and two common stock purchase warrants. In addition, the warrants underlying such units were exercisable at $6.65 per share.  The option expired on April 17, 2009 according to its terms.

Subsequent Events

For a description of subsequent events, see Note 19 – Subsequent Events to the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q, which description is incorporated herein by reference.

Income Taxes

As of June 30, 2009, ClearPoint had a net current and non-current deferred tax asset of $0. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. ClearPoint is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, ClearPoint historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. ClearPoint determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary.

Contingencies and Litigation

ClearPoint is involved in various litigation matters.  For a description of such matters, see Note 18 to the Notes to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report on Form 10-Q.  ClearPoint has accrued for some, but not all, of these matters where payment is deemed probable and an estimate or range of outcomes can be made. An adverse decision in a matter for which ClearPoint has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that ClearPoint’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of ClearPoint’s business strategy, which may negatively impact ClearPoint’s financial position and results of operations.

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

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market Is Not Active and a Transaction Is Not Distressed”, which supersedes FSP FAS 157-3 This FSP provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of FSP FAS 157-4 did not have a material impact on ClearPoint’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which amends FAS No. 107, “Disclosures about Fair Values of Financial Instruments,” to require disclosures about fair value of financial instruments in interim, as well as, annual financial statements. It also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. Because FSP FAS 107-1 and APB 18-1 apply only to financial statement disclosure, the adoption did not have a material impact on ClearPoint’s consolidated financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FAS 115-2 and FAS 124-2”).  This FSP provides a framework to perform an other-than-temporary impairment analysis, in compliance with Generally Accepted Accounting Principles (“GAAP”), which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally, this FSP amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   FAS 115-2 is effective for interim reporting periods ending after June 15, 2009.  ClearPoint adopted FAS 115-2 and FAS 124-2 during the quarter ended June 30, 2009.  The adoption did not have a material impact on ClearPoint’s condensed consolidated financial statements.

In May 2009, the FASB issued Statement No. 165, “Subsequent Events” (“FAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, FAS 165 provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  FAS 165 also requires certain disclosures about events or transactions occurring after the balance sheet date.  FAS 165 is effective for interim and annual reporting periods ending after June 15, 2009. ClearPoint adopted the provisions of FAS 165 in the quarter ended June 30, 2009.  The adoption did not have a material impact on ClearPoint’s consolidated financial statements.

Standards Issued But Not Yet Adopted

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FAS 141(R)-1”).  FAS 141(R)-1 requires that assets acquired and liabilities assumed in a business combination that arise from contingencies be recognized at fair value per SFAS No. 157, if the acquisition-date fair value can be reasonably determined. If the fair value cannot be reasonably determined, then the asset or liability should be recognized in accordance with SFAS No. 5, “Accounting for Contingencies,” and FASB Interpretation (“FIN”) No. 14, “Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5.” FAS 141(R)-1 also requires new disclosures for the assets and liabilities within the scope of the FSP. ClearPoint is applying the guidance of FAS 141(R)-1 to business combinations completed on or after January 1, 2009. ClearPoint was not involved in any business combinations on or after January 1, 2009.

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140” (“SFAS 166”), which amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on ClearPoint’s consolidated financial statements; however, it could impact future transactions entered into by ClearPoint.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), amending the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities   an interpretation of ARB No. 51.” The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective January 1, 2010. ClearPoint is currently evaluating the impact of this standard on its consolidated financial statements.

In June 2009, the FASB issued Statement No. 168, “The FASB Accounting Standards Codification (Codification) and the Hierarchy” of GAAP (“SFAS 168”), which replaces SFAS No. 162, “The Hierarchy of GAAP” and establishes the Codification as the single source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities.  SEC rules and interpretive releases are also sources of authoritative GAAP for SEC registrants.  SFAS 168 modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and nonauthoritative.  SFAS 168 is effective for interim and annual periods ending after September 15, 2009.  As SFAS 168 is not intended to change or alter existing GAAP, it will not impact ClearPoint’s condensed consolidated financial statements.  ClearPoint will adjust historical GAAP references in its third quarter 2009 Form 10-Q to reflect accounting guidance references included in the Codification.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

Temporary Services Insurance Ltd.

On September 21, 2007, Temporary Services Insurance Ltd. (“TSIL”), which claims to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, filed a complaint (the “TSIL Litigation”) in the U.S. District Court in Florida against ALS, Advantage Services Group, LLC (“Advantage Services”), certain officers and shareholders of ALS and Advantage Services as well as certain other third party companies (collectively, the “ALS Defendants”) alleging that it was owed at least $2,161 in unpaid insurance assessments, as well as other requested damages, from the ALS Defendants. Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL Litigation, controls KOR, a former franchisee of ClearPoint.

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

On or about June 20, 2008, in connection with ALS’ agreement to subordinate the ALS Note to ComVest and M&T, ALS and its subsidiaries and certain other individuals (the “ALS Parties”) entered into a letter agreement with ClearPoint (the “ALS Agreement”). Pursuant to the ALS Agreement, the ALS Parties and ClearPoint agreed, among other things, as follows:

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

ALS did not elect to provide a defense to ClearPoint, and ClearPoint remains represented by its own counsel. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice. The discovery in the litigation has concluded.  Both TSIL and ClearPoint have filed Motions for Summary Judgment as to the claims asserted by TSIL against ClearPoint.  ClearPoint filed its motion on June 24, 2009 and TSIL filed its motion on August 14, 2009.  These motions will be ruled upon at an uncertain time prior to trial, which is presently scheduled for November 2009.

Sunz Insurance

On or about June 25, 2008, Sunz Insurance Company (“Sunz”) filed a complaint (the “Sunz Litigation”) in the Circuit Court of the 9th Judicial Circuit (Orange County, Florida), against ASG, LLC d/b/a ClearPoint HR (“ALS”) and CP Advantage. Sunz claims to have provided workers compensation insurance to ALS and CP Advantage and that such policy was cancelled on February 22, 2008, for alleged nonpayment of funds due under the insurance contract. Sunz claims that ALS and CP Advantage owe in excess of $500 under the policy. Sunz, in addition to damages, seeks pre-judgment interest, court costs, attorneys’ fees and such other relief deemed proper by the court.  On February 9, 2009, the court ordered Sunz to conduct an audit of ALS and CP Advantage and set this matter for mandatory mediation.  On March 3, 2009, ALS and CP Advantage answered Sunz’s allegations and denied any liability.  On April 29, 2009, this dispute was settled in mediation.  Pursuant to the settlement, ClearPoint made a cash payment of approximately $49 to Sunz and issued an irrevocable letter of credit to cover future claims, if any.  The letter of credit will expire on February 23, 2013.

AICCO, Inc.

On November 18, 2008, AICCO, Inc. (“AICCO”) filed a complaint in the Court of Common Pleas of Bucks County, Pennsylvania against ClearPoint alleging that AICCO agreed to finance premiums of certain insurance policies procured by ClearPoint pursuant to a certain premium finance agreement among AICCO and ClearPoint. AICCO claims that ClearPoint breached the terms of such agreement by failing to make certain installment payments and seeks damages of approximately $167, together with interest and attorney’s fees and costs.  On December 23, 2008, ClearPoint filed an answer in this matter and joined two additional defendants on January 23, 2009.  The joined defendants filed their answer to ClearPoint’s complaint on March 27, 2009.  The additional defendants’ answer included a counter-claim for indemnification from ClearPoint.  ClearPoint replied to the additional defendants’ counterclaim on April 27, 2009 denying any liability.  ClearPoint contends that the joined defendants are liable for the installment payments pursuant to an agreement governing the sale of HRO.  ClearPoint alleged breach of contract against the joined defendants and seeks contribution and indemnification from such parties in this matter.

On June 2, 2009, AICCO filed a motion for summary judgment against ClearPoint and on July 2, 2009, ClearPoint filed its opposition to such motion, and filed a cross-motion for summary judgment against the additional defendants.  On July 29, 2009, the additional defendants filed their opposition to ClearPoint's cross-motion, and filed a motion for summary judgment against ClearPoint.  On July 31, 2009, AICCO replied to ClearPoint’s opposition to AICCO’s motion for summary judgment.  Discovery in this matter is ongoing, and ClearPoint is preparing an opposition to the additional defendants’ motion for summary judgment.

Michael W. O’Donnell

In May 2009, Michael W. O’Donnell filed a claim in the Circuit Court of the Ninth Judicial Circuit in and for Orange County, Florida seeking an unspecified amount of unpaid wages and reasonable attorney’s fees related to the termination of his employment with ClearPoint.  On August 21, 2008, Mr. O’Donnell was notified that his employment was being terminated for Cause, as defined in the Employment Agreement dated February 23, 2007 and the Amended Letter Agreement dated June 17, 2008 between ClearPoint and the ALS Parties, which include Mr. O’Donnell.  ClearPoint has answered Mr. O’Donnell’s claims and disputed his allegations.  Furthermore, on August 7, 2009, ClearPoint also filed a counter-claim against Mr. O’Donnell for breach of contract arising out of his failure to honor the terms of the Employment Agreement and the Amended Letter Agreement.

National Union Fire Insurance

National Union Fire Insurance made a Demand for Arbitration on ClearPoint asserting a claim for approximately $4,158 for amounts owed for premiums, adjustments, expenses and fees associated with a Workers Compensation Policy previously held by ClearPoint and sold as part of the sale to Mercer Ventures, Inc. to TradeShow Products, Inc.  ClearPoint complied with the Demand and named an arbitrator for the proceeding.  The date of the arbitration has not yet been scheduled.

Blue Lake Rancheria

On July 14, 2009, Blue Lake Rancheria filed against ClearPoint a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490, plus accrued interest and attorneys' fees.  The lawsuit also names Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s majority stockholder, as defendants.  Messrs. Traina and Ferguson served as guarantors of the payment of the Blue Lake Note.  ClearPoint asserts that the exercise of the shares being released from escrow satisfied the obligation due to Blue Lake and is required to file an Answer no later than August 23, 2009.

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

ITEM 1A. RISK FACTORS.

In addition to the other information set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed below and in our reports filed with the SEC, which could materially affect our business, financial condition or results of operations.

The risks described below and in our reports filed with the SEC are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties.  Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and in our reports filed with the SEC.

This Quarterly Report on Form 10-Q includes a going concern note to our condensed  consolidated financial statements for the fiscal quarter ended June 30, 2009 which may require us to scale back or cease operations.

At June 30, 2009, we had cash and cash equivalents of $235, an accumulated deficit of approximately $55,412 and working capital deficiency of approximately $8,904.  For the six months ended June 30, 2009, we incurred a net loss of approximately $922.  Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, we included “Note 1 – Going Concern” to our condensed consolidated financial statements for the quarter ended June 30, 2009, which states that there is substantial doubt about our ability to continue as a going concern.

If we are unable to generate sufficient cash from operations, obtain additional funding and restructure existing debt, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, you may lose a portion or all of your investment. In addition, the going concern note may cause concern to one or more of our constituencies of debt holders, clients, suppliers, or trade creditors. If any debt holder’s, client’s or trade creditor’s concern results in adverse changes in their respective business relations with us, these changes may materially adversely affect our cash flows and results of operations.

We have defaulted on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources.  At June 30, 2009, we had cash and cash equivalents of approximately $235 and approximately $26,262 of total liabilities.

Our ability to borrow under the ComVest loan agreement would be compromised in the event of non-compliance with applicable covenants under such agreement.  Such non-compliance constitutes an event of default and, unless waived by ComVest, permits the lender to exercise its remedies under the ComVest loan agreement, including declaring all amounts owing to ComVest to be immediately due and payable.  An event of default under the ComVest loan agreement also requires us to pay higher rates of interest on the amounts we owe to ComVest and, pursuant to a cross-default provision, may trigger an agreement termination event under the M&T loan agreement, which would, among other remedies available to M&T, result in the deferred obligations under such agreement, which constituted, in the aggregate, approximately $4,751 at June 30, 2009, becoming accelerated and immediately due and payable.

We did not make certain required principal installment payments of $1,141 or interest payments of $61, in the aggregate, under the ComVest term loan. We also did not make required interest payments of $18 under the ComVest revolving credit facility.  The failure to make such payments constitutes an event of default under the ComVest loan agreement.  We are obligated to pay a default rate of 500 basis points over the prevailing rate, which difference between the default rate and the prevailing rate was not paid as of the date of filing this Quarterly Report on Form 10-Q.

Also listed as an event of default under the ComVest loan agreement is a default with respect to any other of our indebtedness exceeding $100, if the effect of such default would permit the lender to accelerate the maturity of such indebtedness.  As of the date of filing this Quarterly Report on Form 10-Q, we did not make certain required payments under the note payable to Blue Lake, notes payable to our Sub Noteholders and the note payable to the former shareholders of StaffBridge.  In the aggregate, we have failed to pay $620 under such indebtedness.  On August 14, 2009, ComVest executed a waiver letter, which waived our defaults under the ComVest loan agreement and other debt obligations described above through August 14, 2009, provided that we pay the difference between the increased interest rate charged in connection with the defaults and the regular interest rate no later than March 31, 2010.

Although ComVest has waived the foregoing defaults, there is no assurance that we will be able to make future scheduled payments, comply with other requirements of our existing debt obligations or receive future waivers.

If adequate funds are not available, or are not available on acceptable terms, we may not be able to repay our existing debt obligations, or obtain the necessary waivers, and we may seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

A covenant in our amended loan agreement with ComVest requires us to restructure certain of our existing debt obligations on or prior to September 13, 2009, and the waiver letter executed by ComVest in connection with our amended loan agreement is conditioned on our payment of certain default interest on or prior to March 31, 2010.  Our inability to restructure such obligations, make payments required by the waiver letter or comply with other requirements of the amended loan agreement would have an adverse effect on our business, financial condition and results of operations, and we may seek, or be forced to seek, protection under the federal bankruptcy laws.

The amended loan agreement with ComVest contains a covenant requiring us to deliver to ComVest, on or prior to September 13, 2009, written agreements from specified holders of our indebtedness, including indebtedness held by the Sub Noteholders and the former shareholders of StaffBridge, agreeing to defer and postpone payments of principal and interest in respect of such indebtedness until one or more dates on or after December 31, 2009.  Although we are in the process of negotiating such agreements, there can be no assurance that we can restructure our obligations in accordance with the amended loan agreement with ComVest on or prior to September 13, 2009.  Pursuant to the terms of the amended loan agreement with ComVest, the failure to comply with such covenant would constitute an event of default.

In addition, the waiver of existing events of default provided by ComVest in connection with entering into the amended loan agreement with us is conditioned upon our payment to ComVest, on March 31, 2010, or sooner by reason of any further event of default, of approximately $160, constituting the difference between interest calculated at the default rate and at the non-default rate on the principal and interest amounts that we did not pay under ComVest original loan agreement for the period from March 1, 2009 through August 14, 2009.  Our failure to make such payment on or prior to March 31, 2010, as applicable, would constitute an event of default under the amended loan agreement with ComVest.

Events of default under the amended loan agreement would entitle ComVest to, among other remedies, declare the loan due and payable and, subject to certain exceptions, take control of us through exercise of an amended and restated warrant issued to ComVest.  See “—Issuance of shares of our common stock upon the exercise of the ComVest amended and restated warrant will cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and could potentially reduce the market value of our common stock.”  An event of default under the ComVest loan agreement may also trigger an agreement termination event under the M&T loan agreement.  See “—We have defaulted on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.” If ComVest accelerates the repayment of borrowings, takes control of us through the exercise of the warrant or exercises other available remedies in the event of default, it will have a material adverse effect on our business, financial condition and results of operations, and we may seek, or be forced to seek, protection under the federal bankruptcy laws.

Issuance of shares of our common stock upon the exercise of the ComVest amended and restated warrant will cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and could potentially reduce the market value of our common stock.

In connection with the amended loan agreement with ComVest, we issued to ComVest the amended and restated warrant dated August 14, 2009 to purchase, in the aggregate, 2,210,825 shares of our common stock.  Pursuant to the amended and restated warrant, upon the occurrence and during the continuation of an event of default (other than certain specified events of default) under the amended loan agreement, the amended and restated warrant is exercisable for a number of shares of our common stock that constitutes an aggregate of 51% of our fully diluted common stock at the time of exercise, which would result in ComVest taking control of us.  The amended and restated warrant issued to ComVest is exercisable until August 31, 2014.  Should ComVest exercise the amended and restated warrant into shares of our common stock upon the occurrence of a triggering event of default under the amended loan agreement, it will cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock and outstanding warrants.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 13, 2009, ClearPoint entered into the XRoads Agreement with XRoads.  In connection with expiration of the XRoads Agreement on May 13, 2009, ClearPoint issued to XRoads a warrant to purchase up to 100,000 shares of ClearPoint’s common stock at the exercise price of $0.12 per share (the “Initial XRoads Warrant”), exercisable through December 31, 2010.  In connection with the XRoads Extension, on May 14, 2009, ClearPoint issued to XRoads an additional warrant to purchase up to 75,000 shares of ClearPoint’s common stock at the exercise price of $0.29 per share (the “Additional XRoads Warrant” and, together with the Initial XRoads Warrant, the “XRoads Warrants”), exercisable through April 30, 2011.  For additional information regarding the XRoads Agreement, as amended, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

On August 14, 2009, ClearPoint entered into the Amended ComVest Loan Agreement with ComVest.  In connection with Amended ComVest Loan Agreement, ClearPoint issued to ComVest the Amended ComVest Warrant to purchase, in the aggregate, 2,210,825 shares of ClearPoint’s common stock for an exercise price of $0.01 per share (the “ComVest Warrant”).  Upon the occurrence and during the continuation of an event of default (other than certain specified events of default) under the Amended ComVest Loan Agreement, the ComVest Warrant is exercisable for a number of shares of common stock that, when aggregated with all shares of common stock previously acquired by ComVest upon exercise of the ComVest Warrant, constitutes 51% of ClearPoint’s fully diluted common stock at the time of exercise.  The ComVest Warrant is exercisable until August 31, 2014.  For additional information regarding the ComVest Warrant, see Part I, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q.

ClearPoint offered and sold the XRoads Warrants and the ComVest Warrant (collectively, the “Warrants”) in reliance on the exemption from the registration requirements of Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act, based upon a determination that the Warrants were being issued to sophisticated investors that could fend for themselves and that had access to certain information about ClearPoint and there was no general solicitation.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Other than ClearPoint’s failure to make certain payments on or provide required information pursuant to, as applicable, the ComVest Loan Agreement, the StaffBridge Note and the Amended Sub Notes discussed in Part II, Item 5 “Other Information” in this Quarterly Report on Form 10-Q, which is incorporated herein by reference, there have been no defaults upon senior securities that were not previously reported on a Current Report on Form 8-K.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5. OTHER INFORMATION.

As of the date of filing this Quarterly Report on Form 10-Q, ClearPoint did not make certain principal installment payments due for February, 2009 through June, 2009 under the ComVest Term Loan in the aggregate amount of $702. In addition, ClearPoint was in default on principal installment payments due for July, 2009 under the ComVest Term Loan in the aggregate amount of $439 and was in default on interest payments due for July, 2009 in the amount of $61. ClearPoint was also in default on interest payments due for July, 2009 under the ComVest Revolver in the amount of $18.  The failure to make such payments constituted events of default pursuant to the ComVest Loan Agreement.  ClearPoint is obligated to pay a default rate of 500 basis points over the prevailing interest rate, which difference between the default rate and the prevailing rate was not paid as of the date of filing this Quarterly Report on Form 10-Q.

As of the date of filing this Quarterly Report on Form 10-Q, ClearPoint did not make the required quarterly payment under the StaffBridge Note for the quarter ended June 30, 2009 of $59 and was also in arrears on interest payments due in the amount of $2.  In addition, ClearPoint did not make the required interest payments under the Amended Sub Notes for the quarter ended June 30, 2009, in the aggregate amount of $11.  An event of default under the StaffBridge Note or the Amended Sub Notes triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the ComVest Loan Agreement is waived in writing by ComVest.

On May 19, 2009, ComVest executed a waiver letter (the “May Waiver”) pursuant to which ComVest waived the defaults under the ComVest Term Loan through May 19, 2009, provided that ComVest reserved the right to collect at a later time, but not later than the maturity date of the ComVest Term Loan under the ComVest Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.  On August 14, 2009, in connection with the Amended ComVest Loan Agreement, ComVest executed a waiver letter (the “August Waiver”) pursuant to which ComVest waived the remainder of the above-described defaults, provided that ClearPoint agreed to pay to ComVest, on March 31, 2010 (or sooner by reason of any further event of default), (a) the difference between interest calculated at the default rate and at the non-default rate under the ComVest Term Loan on the outstanding principal balance of the ComVest Term Loan for the period from March 1, 2009 through August 14, 2009 (the “Default Period”), and (b) the difference between interest calculated at the default rate and at the non-default rate under the ComVest Revolver on the outstanding principal balance of the advances under the ComVest Loan Agreement from time to time during the Default Period.

The foregoing is a summary of certain material provisions of the May Waiver and the August Waiver.  This summary is not intended to be complete and is qualified in its entirety by reference to the May Waiver and the August Waiver, which are incorporated by reference into this Quarterly Report on Form 10-Q.

ITEM 6. EXHIBITS.

Exhibit No.	Description
4.1	Form of Warrant issued to XRoads Solutions Group, LLC dated May 13, 2009 (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

4.2	Form of Warrant issued to XRoads Solutions Group, LLC dated May 14, 2009.

10.1	Waiver Letter dated May 13, 2009 issued by ComVest Capital, LLC (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

10.2	Waiver Letter dated May 19, 2009 issued by ComVest Capital, LLC (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

10.3
Amendment No. 1 dated May 18, 2009 to Letter Agreement among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

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

CLEARPOINT BUSINESS RESOURCES, INC.

Date: August 19, 2009	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date: August 19, 2009	By:	/s/ John G. Phillips
John G. Phillips
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description
4.1	Form of Warrant issued to XRoads Solutions Group, LLC dated May 13, 2009 (incorporated by reference from Exhibit 4.1 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

4.2	Form of Warrant issued to XRoads Solutions Group, LLC dated May 14, 2009.

10.1	Waiver Letter dated May 13, 2009 issued by ComVest Capital, LLC (incorporated by reference from Exhibit 10.4 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

10.2	Waiver Letter dated May 19, 2009 issued by ComVest Capital, LLC (incorporated by reference from Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

10.3
Amendment No. 1 dated May 18, 2009 to Letter Agreement among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.2 to the Quarterly Report on Form 10-Q filed on May 20, 2009).

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