Form 10-Q
period 2009-09-30
Clearpoint Business Resources, Inc
filed 2009-11-16
CIK 1298663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission File Number:  000-51200

ClearPoint Business Resources, Inc.
(Exact name of registrant as specified in its charter)

Delaware	30-0429020
State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification No.)

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).  Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding as of November 16, 2009
Common Stock	14,251,964

CLEARPOINT BUSINESS RESOURCES, INC.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

- ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$72,031	$960,145
Accounts receivable, net of allowance for doubtful accounts of $5,352,202 and $5,774,921 at September 30, 2009 and December 31, 2008, respectively	812,777	1,073,420
Unbilled revenue	122,210	127,685
Notes Receivable – StaffChex	214,617	—
Prepaid expenses and other current assets	17,008	217,882
Refundable federal income tax	26,128	26,128
TOTAL CURRENT ASSETS	1,264,771	2,405,260
EQUIPMENT, FURNITURE AND FIXTURES, net	903,357	1,296,689
INTANGIBLE ASSETS, net	95,833	133,333
DEFERRED FINANCING COSTS, net	219,797	536,444
NOTES RECEIVABLE, long term	267,640	—
RESTRICTED CASH	25,000	—
OTHER ASSETS	27,337	709,404
TOTAL ASSETS	$2,803,735	$5,081,130

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

  - LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) –

	September 30, 2009	December 31, 2008
	(Unaudited)
CURRENT LIABILITIES
Current portion of long-term debt	$2,826,538	$5,950,209
Accounts payable	3,031,179	2,725,659
Accrued expenses and other current liabilities	2,958,938	3,336,117
Accrued payroll and related taxes	612,793	744,758
Current portion of retirement benefit payable	84,420	146,900
Current portion of deferred revenue	1,036,105	996,104
Current portion of accrued restructuring costs – related party	64,177	256,709
Current portion of accrued restructuring costs	116,963	186,055
TOTAL CURRENT LIABILITIES	10,731,113	14,342,511
ACCRUED RESTRUCTURING COSTS, net of current	192,532	—
LONG-TERM DEBT, net of current	14,709,011	10,306,054
OTHER LIABILITIES	194,659	—
LIABILITY FOR WARRANTS ISSUED	1,214,907	1,213,433
DEFERRED REVENUE, net of current	249,026	996,104
RETIREMENT BENEFIT PAYABLE, net of current	135,646	135,646
TOTAL LIABILITIES	27,426,894	26,993,748

Commitments and contingencies

STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized September 30, 2009 and December 31, 2008; 14,251,964 shares issued and outstanding September 30, 2009 and December 31, 2008)	1,425	1,425
Additional paid in capital	32,653,909	32,576,500
Accumulated deficit	(57,278,493)	(54,490,543)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,623,159)	(21,912,618)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,803,735	$5,081,130

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

- CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS -

(UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2009	2008	2009	2008
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
REVENUE	$1,354,818	$3,221,006	$3,943,274	$30,731,896
COST OF SERVICES	—	2,083,638	—	27,737,278
GROSS PROFIT	1,354,818	1,137,368	3,943,274	2,994,618
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	1,342,920	1,986,500	3,868,291	13,936,110
RESTRUCTURING EXPENSE	—	—	—	2,100,422
DEPRECIATION AND AMORTIZATION	157,787	218,709	471,093	503,405
IMPAIRMENT OF GOODWILL	—	—	—	16,821,586
FIXED ASSET IMPAIRMENT	—	—	—	1,022,210
LOSS ON DISPOSAL OF FIXED ASSETS	—	—	4,708	—
(LOSS) FROM OPERATIONS	(145,889)	(1,067,841)	(400,818)	(31,389,115)
OTHER INCOME (EXPENSE)
Interest income	3,333	11,843	7,393	11,843
Interest expense and factoring fees	(590,275)	(540,997)	(1,603,951)	(1,447,113)
Mark to market gain (loss) on derivative instruments	41,854	26,063	(1,474)	26,063
Gain on restructuring of debt	—	—	—	686,797
Other income (expense)	—	(991)	386,225	199,195
Gain (loss) on sale of subsidiary	—	—	—	(1,294,220)
Loss on extinguishment of debt	(1,175,325)	—	(1,175,325)	—
TOTAL OTHER INCOME (EXPENSE)	(1,720,413)	(504,082)	(2,387,132)	(1,817,435)
LOSS BEFORE INCOME TAXES	(1,866,302)	(1,571,923)	(2,787,950)	(33,206,550)
INCOME TAX EXPENSE	—	—	—	5,007,180
NET LOSS	$(1,866,302)	$(1,571,923)	$(2,787,950)	$(38,213,730)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.13)	$(0.11)	$(0.20)	$(2.84)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING Basic and Diluted	14,251,964	13,905,961	14,251,964	13,462,042

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED

- STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) -

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance as of December 31, 2008	14,251,964	$1,425	$32,576,500	$(54,490,543)	$(21,912,618)
Issuance of warrants	—	—	30,333	—	30,333
Stock based compensation	—	—	47,076	—	47,076
Net loss	—	—	—	(2,946,128)	(2,946,128)
Balance as of September 30, 2009	14,251,964	$1,425	$32,653,909	$(57,436,671)	$(24,781,337)

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(2,787,950)	$(38,213,730)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes	—	5,007,180
Depreciation and amortization	659,529	1,525,613
Loss on disposal of fixed assets	4,708	—
Impairment of goodwill	—	16,821,586
Provision for (reduction in) doubtful accounts	(422,719)	2,625,309
Provision for franchise receivables	—	1,638,879
Loss on sale of subsidiary	—	1,294,220
Issuance of warrants	30,333	57,619
Stock-based compensation	47,076	33,661
Gain on M & T restructuring forgiveness of debt	—	(866,480)
Issuance of stock	—	120,967
Issuance of stock to related party	—	250,000
Interest expense converted to note payable	—	92,248
Interest expense – original issue discount and warrant liabilities	355,135	186,095
Mark to market loss (gain) on derivative instruments	1,474	(26,063)
Loss on extinguishment of debt - Comvest	1,175,325	—
Changes in operating assets and liabilities:
Decrease in accounts receivable	201,105	13,075,904
Decrease in unbilled revenue	5,475	2,046,060
(Increase) decrease in prepaid expenses and other current assets	200,874	(352,702)
(Increase) decrease in other assets	51,313	(8,962)
Increase in accounts payable	305,520	1,011,576
(Decrease) in accrued expense and other current liabilities	(192,099)	(1,640,422)
(Decrease) in accrued payroll and related taxes	(131,965)	(2,608,775)
Increase (decrease) in deferred revenue	(707,077)	2,241,235
Increase (decrease) in accrued restructuring costs	(69,092)	676,197
(Decrease) in retirement benefits payable	(62,480)	—
Total adjustments to net loss	1,452,435	43,200,945
Net cash provided by (used in) operating activities	(1,335,515)	4,987,215
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(44,968)	(547,790)
(Increase) in restricted cash	(25,000)	—
Net cash (used in) investing activities	(69,968)	(547,790)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) of long-term debt	(612,367)	(10,557,181)
Proceeds from issuance of ComVest debt	—	8,000,000
(Repayments) of ComVest term note	(7,654,010)	(475,347)
Borrowings on revolving credit facility – ComVest	13,355,023	530,000
(Repayments) of revolving credit facility – ComVest	(4,503,496)	(530,000)
Proceeds from issuance of common stock	—	100,000
Principal (repayments) on notes payable – other	—	(150,000)
Fees incurred in refinancing	(67,781)	(693,082)
Net cash provided by (used in) financing activities	517,369	(3,775,610)
Net increase (decrease) in cash and cash equivalents	(888,114)	663,815
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	960,145	1,993,641
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,301	$2,657,456

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	For the nine months ended September 30,
	2009	2008
	(Unaudited)	(Unaudited)
Cash paid during the period for:
Interest	$564,822	$912,068
Income taxes	$—	$—

SUPPLEMENTAL SCHEDULE OF NON-CASH, INVESTING AND FINANCING ACTIVITIES:

Non cash transactions:
ComVest Warrants issued and amortizable Original Issue Discount	$—	$634,000
ComVest financing and amortizable Original Issue Discount	$—	$1,000,000
ALS accrued interest converted to note payable (See Note 11 – Debt Obligations)	$—	$132,661
ComVest accrued interest and fees converted to note payable	$91,191	$—
Offset of other assets against long-term debt	$630,754	$—

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing.  At September 30, 2009, the Company had an accumulated deficit of $57,278,493 and working capital deficiency of $9,466,342. For the nine months ended September 30, 2009, the Company incurred a net loss of $2,787,950.  Although the Company restructured its debt and obtained new financing in the third quarter of 2009 (see Note 11 — Debt Obligations), cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months.  In order to meet its future cash and liquidity needs, the Company may be required to raise additional financing and restructure existing debt.  There is no assurance that the Company will be successful in obtaining additional financing and restructuring its existing debt.  If the Company does not generate sufficient cash from operations, raise additional financing and restructure existing debt, there is substantial doubt about the ability of the Company to continue as a going concern. The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The condensed consolidated financial information as of September 30, 2009 and for the nine month periods ended September 30, 2009 and 2008 have been prepared without audit, pursuant to the rules and regulations of the SEC.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures made are adequate to provide for fair presentation.  The condensed consolidated financial information should be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008, previously filed with the SEC.

In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present a fair statement of consolidated financial position as of September 30, 2009, and consolidated results of operations, and cash flows for the three and nine month-periods ended September 30, 2009 and 2008, as applicable, have been made.  The interim results of operations are not necessarily indicative of the operating results for the full fiscal year or any future periods.

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

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. In 2008, the Company transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open Internet portal based iLabor network, as well as its closed client embedded VMS system.

The Company evaluated the criteria outlined in Accounting Standards Codification (“ASC”) Topic 605-45, Principal Agent Considerations, in determining that it was appropriate to record the revenue from the iLabor technology platform on a net basis after deducting costs related to suppliers for sourcing labor, which represent the direct costs of the contingent labor supplied, for clients. Generally, the Company is not the primarily obligated party in iLabor transactions and the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

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

The Company also recorded deferred revenue on the balance sheet as of September 30, 2009 and December 31, 2008.    This amount of deferred revenue is being recognized ratably over the term of the agreement reached with Select (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

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

The Company manages networks of temporary staffing suppliers or vendors on behalf of clients and receives a fee for this service. The Company’s obligation to pay the vendor is conditioned upon receiving payment from the client for services rendered by the vendor’s personnel. As the right of offset between client and vendor does not exist, the receivable from the client which is included in accounts receivable, and payable to the vendor, which is included as a liability, are not offset and are recorded on a gross basis.  Included in the Company’s gross accounts receivable at September 30, 2009 and December 31, 2008 were VMS gross receivables of $702,942 and $1,084,320, respectively. Included in the Company’s accounts payable at September 30, 2009 and December 31, 2008 were VMS payables of $1,253,142 and $1,173,068, respectively.

(f)	Workers’ Compensation:

Prior to February 29, 2008, the Company was responsible for the workers’ compensation costs for its temporary and regular employees and was related to domestic workers’ compensation claims ($250,000 or $500,000 per claim, depending on the policy). The Company accrued the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company and the estimated costs of claims reported but not settled and claims incurred but not reported.  As a result of the estimated costs, the Company estimated that the insurance carriers will issue rebates based on its findings. During 2008, the Company sold all of its ownership interest in its wholly owned subsidiary, Clearpoint HRO, LLC (“HRO”) (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

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

In accordance with ASC Topic 350-20-35, goodwill was not amortized and was assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicated that the reporting unit’s carrying amount of goodwill was greater than its fair value. As a result of the change in the Company’s business model in 2008 and the loss of cash flows related to the prior business model, the Company determined that an impairment of goodwill existed during 2008 and recognized an impairment charge of $16,821,586 on March 31, 2008.  As of March 31, 2008, goodwill was fully impaired.

(j)	Advertising Expense:

The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for the three and nine months ended September 30, 2009 were $7,638 and $22,528, respectively.  Advertising expenses for the three and nine months ended September 30, 2008 were $20,445 and $52,006, respectively.

(k)	Deferred Financing Costs:

Deferred financing costs consist of legal, banking, and other related fees that were capitalized in connection with obtaining various loans and are being amortized to interest expense over the life of the related loan. Deferred financing costs of $219,707 at September 30, 2009 and $536,444 at December 31, 2008 were net of accumulated amortization of $84,870 and $197,002, respectively.  On August 14, 2009, the Company entered into a modification of the ComVest Term Loan and Revolver that was accounted for as a debt extinguishment.  As a result of the debt extinguishment, the unamortized balance of the deferred financing costs attributable to the ComVest term loan in the amount of $258,991 were written off and included in the loss on extinguishment of debt.

Amortization of financing costs for the three and nine months ended September 30, 2009 was $54,326 and $188,437, respectively.  Amortization of financing costs for the three and nine months ended September 30, 2008 was $67,056 and $90,640, respectively.

(l)	Income Taxes:

The Company accounts for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under ASC Topic 740, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reflected on the balance sheet when it is determined that it is more likely than not that the asset will be realized.

(m)	Stock-based Employee Compensation

The Company accounts for stock-based employee compensation in accordance with the recognition and measurement provisions  of ASC Topic 718, “Compensation -Stock Compensation,” related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. This guidance is contained in ASC Topic 718-25-2 In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

(n)	Loss Per Share:

The Company accounts for earnings per share pursuant with ASC Topic 260, “Earnings Per Share,” which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.  Potentially dilutive securities include stock options and warrants and shares of common stock issuable upon conversion of the Company's convertible notes.

Diluted loss per share for the nine months ended September 30, 2009 and 2008 was the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented.  The following securities, presented on a common share equivalent basis, were excluded from the per share computations:

	Nine Months Ended September 30,
	2009	2008
Stock Options	945,600	607,800
Warrants	4,050,825	14,915,825
	4,996,425	15,523,625

(o)	Impairment of Long Lived Assets:

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

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable and unbilled revenues.

(i)	Cash, Cash Equivalents and Restricted Cash:

The Company places its cash and cash equivalents with financial institutions. It is the Company’s policy to monitor the financial strength of these institutions on a regular basis and perform periodic reviews of the relative credit rating of these institutions to lower its risk. At times, during the nine months ended September 30, 2009 and 2008, respectively, the Company’s cash and cash equivalent balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $100,000 which was increased to $250,000 during 2008 on interest bearing accounts of/in financial institution.  The FDIC also removed its $100,000 limit on non-interest bearing accounts all together.  The Company has not experienced any losses in such accounts, and it believes it is not exposed to any significant credit risk on cash and cash equivalents.  The balance in interest bearing accounts at September 30, 2009 was less than the FDIC limit of $250,000 and there were no uninsured cash and cash equivalents at September 30, 2009.

At September 30, 2009, the Company had $25,000 of restricted cash, which is classified as a non-current asset.  The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to the settlement of Sunz Insurance (see Note 18 – Litigation).  The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in money market funds.  Income from these investments is paid to the Company.

(ii)	Accounts Receivable, Unbilled Revenues and Revenues:

The Company does not require collateral or other security to support customer receivables or unbilled revenues. One (1) customer account accounted for 11.4% of the accounts receivable balance as of September 30, 2009. The Company believes that credit risk is dispersed and low due to the large number of customers in different regions and different industries.

(q)	Reclassifications:

Certain amounts from the prior year financial statements have been reclassified to conform to the current year presentation. Accounts receivable – related party in the amount of $336,670 was reclassified to accounts receivable for the year ended December 31, 2008. Additionally, certain items were reclassified in the condensed consolidated statement of cash flow for the nine months ended September 30, 2008. These reclassifications had no effect on the Company’s consolidated net loss or stockholders’ deficit.

(r)	Recent Accounting Pronouncements:

Recently Adopted Standards

In September 2009, the Company adopted ASC Topic 105-10-05 (“ASC 105-10-05”), which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Value Measurements and Disclosures.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This standard was effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of this standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of this standard for financial assets and liabilities, effective January 1, 2008, and for non-financial assets and non-financial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued an accounting standard codified within ASC Topic 805, “Business Combinations,” which changed the accounting for business acquisitions. This standard establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued an accounting standard codified within ASC Topic 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities from contingencies in a business combination.  The standard requires that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with ASC Topic 450 “Contingencies.”  Both standards were effective for the Company as of January 1, 2009 and will be applied prospectively to business combinations entered into on or after that date.

In December 2007, the FASB issued an accounting standard codified with ASC Topic 810, “Consolidation.” This standard requires that a noncontrolling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest should be separately identified in the consolidated financial statements. The Company has applied the provisions of this standard prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC Topic 815, Derivatives and Hedging.” This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Values Measurements and Disclosures,” which provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC Topic 825, “Financial Instruments,” that requires disclosures of the fair value of financial instruments that are not reflected in the consolidated balance sheet at fair value whenever summarized information for interim reporting periods is presented. This standard requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period.   This standard is effective for interim reporting periods ending after June 15, 2009. Because this standard applies only to financial statement disclosure, the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC Topic 320, “Investments – Debt and Equity Securities.”   This standard provides a framework to perform another-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally, this standard amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   The standard is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this standard during the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this standard provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The standard also requires certain disclosures about events or transactions occurring after the balance sheet date.  This standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Standards Issued But Not Yet Adopted

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”   (“SFAS 166”), which has yet to be codified in the ASC. SFAS 166 amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has yet to be codified in the ASC. SFAS 167 amends the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.”   The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009, which would be the fourth quarter of 2009 for the Company. The Company is currently evaluating the impact of the pending adoption this ASU on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated financial statements.

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

On March 16, 2009, the Company and StaffChex entered into Amendment No. 1 to the iLabor agreement (the “Amendment”) pursuant to which the payment terms of the iLabor agreement were restated.  The Amendment provides that the Company will pay StaffChex for client-approved billable work hours at the agreed-upon hourly rate with respect to such client.  Royalties payable to the Company shall be calculated based on weekly collections.  For weekly collections of less than $1.4 million, the Royalty is one and one-quarter percent (1.25%) and for weekly collections of more than $1.4 million, the Royalty is two percent (2%).  These weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4,096 followed by 52 weekly payments of $3,105 for past-due Royalties owed through February 28, 2009.  Such additional payments commenced on June 3, 2009.  The failure of StaffChex to make payments due pursuant to the iLabor agreement constitutes a material breach of the iLabor agreement.  In the event of nonpayment, StaffChex will have a ten (10) day cure period to make any delinquent payments.  If such payments remain outstanding following the cure period, StaffChex agreed to direct its affiliated receivables factoring company to make the required payment to the Company.  In addition, the Amendment provides that StaffChex may not assign, convey, sell, transfer or lease the customer account property or the underlying customer agreements transferred to StaffChex without the prior written consent of the Company.  Such consent will not be required in connection with a transaction occurring after February 28, 2012 and that is part of a sale of 100% of the stock of StaffChex or all or substantially all of its assets. The Employment Development Department (“EDD”) of the State of California placed a levy on Staffchex in the amount of $272,425, against the Royalties owed to the Company in connection with payroll taxes owed to the EDD by the Company. ClearPoint recognizes 1.25% of Staffchex cash receipts.  For the three and nine months ended September 30,2009 ClearPoint recognized $171,257 and $487,295, respectively, in royalty fees.  The Company negotiated an Installment Agreement on October 8, 2009, with the EDD whereby Staffchex will remit the first $25,000 of Royalties on a monthly basis to EDD.  Staffchex is current on its remittances to EDD.  As of September 30, 2009, Staffchex was delinquent on Royalty payments due to the Company in the amount of $10,390.

(b)	Sale of ClearPoint HRO

On March 5, 2008, ClearPoint completed the disposition and transfer of the balances of customer accounts related to its temporary staffing business. On February 7, 2008, CPR and HRO, a wholly owned subsidiary of CPR, entered into a Purchase Agreement (the “HRO Purchase Agreement”) with AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of its ownership interest of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. As of September 30, 2009, no such earnout has been earned or received. Subsequent to the original estimated loss of $1,894,220 recorded on the sale of HRO, CPR recorded a $600,000 reversal of the originally estimated loss in the second quarter of 2008 in conjunction with the refinancing of debt owed to Manufacturers and Traders Trust Company (“M&T”) reducing the certificate of deposit sold.

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

On February 28, 2008, CPR and ClearPoint Workforce, LLC (“CPW”), a wholly owned subsidiary of CPR, entered into a Licensing Agreement (the “Optos Licensing Agreement”) with Optos Capital, LLC (“Optos”), of which Christopher Ferguson, a principal stockholder of the Company, is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which included certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to an Agreement dated August 13, 2007 (the “TZG Agreement”) and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which was part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. On April 8, 2008, the Optos Licensing Agreement was terminated.  In consideration for terminating the Optos Licensing Agreement, CPR and Optos agreed that there would be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. The estimated net termination fee of $500,000 was recognized in selling, general and administrative expenses in 2008 and was included in accrued expenses at September 30, 2009 and December 31, 2008.  The payment of the net termination fee is expected to be in the form of cash and shares of common stock of the Company.  See Note 17 – Related Party Transactions for a description of the fees payable under the Optos Licensing Agreement recorded by the Company.

On April 8, 2008, CPR entered into a License Agreement dated April 8, 2008 (the “Select License Agreement”) with Koosharem Corp., doing business as Select Staffing (“Select”) and a Temporary Help Services Subcontract dated April 8, 2008 (the “Select Subcontract”) with Select.  Pursuant to the Select License Agreement and the Select Subcontract, CPR was entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of the iLabor network in exchange for a $1.2 million payment ($900,000 paid on April 8, 2008 and $300,000 was payable on July 1, 2008, but was not paid).  On July 29, 2008, Select and Real Time Staffing Services, Inc. (“Real Time”), filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company alleging that the Company owed it $1,033,210 for services performed for the Company’s clients.  On August 22, 2008, CPR, Select and Real Time entered into a Settlement Agreement and Release (the “Select Settlement Agreement”) pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation the Select License Agreement and the Select Subcontract.  Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain the $900,000 paid to it under the Select License Agreement; (ii) to allocate between Select and CPR amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract (the “Subcontract Amendment”), as described below; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, Select and CPR agreed not to commence any future action arising from the claims released under the Select Settlement Agreement, and, on August 28, 2008, this lawsuit was dismissed.  The monthly revenue fees are split between the parties as provided in the Select License Agreement. Effective September 21, 2008, licensing fees related to the Select License Agreement consisted of amortizing deferred revenue of $83,000 plus an additional $250,000 of cash paid by Select over the life of the contract, which was 28 months.  As of September 30, 2009, Select was current in its payments to CPR.

The deferred revenue of $1,285,131 as of September 30, 2009, which has a remaining life of 15 months, was comprised of the remaining balance of the original $900,000 payment, cash received on behalf of Select and relief of certain accounts payable owed to Select as of the settlement date (see Note 18 – Litigation for further detail).

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

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	September 30, 2009	December 31, 2008
	(Unaudited)
Prepaid insurance	$2,694	$125,410
Other current assets	14,314	92,472

	$17,008	$217,882

NOTE 6 — EQUIPMENT, FURNITURE AND FIXTURES:

	September 30, 2009	December 31, 2008
	(Unaudited)
Furniture and fixtures	$40,078	$29,150
Computer software and equipment	1,768,571	1,740,180
Leasehold improvements	9,201	9,201
	1,817,850	1,778,531
Less, accumulated depreciation	(914,493)	(481,842)
Equipment, furniture and fixtures, net	$903,357	$1,296,689

Depreciation expense for the three and nine months ended September 30, 2009 was $145,287 and $433,593, respectively.  In March 2009, the Company recorded a loss of $4,708 as a result of the disposal of an asset. Depreciation expense for the three and nine months ended September 30, 2008 was $139,154 and $287,391, respectively.  In March 2008, the Company recorded a loss of $1,022,210 as a result of the abandonment of leasehold improvements, furniture and fixtures and computer equipment resulting from termination of franchise agreements.  During the nine months ended September 30, 2008, the Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7  — INTANGIBLE ASSETS:

	September 30, 2009	December 31, 2008
	(Unaudited)
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(154,167)	(116,667)
Intangibles, net	$95,833	$133,333

The covenant not to compete is being amortized over its five (5) year life.  Amortization expense of intangible assets for the three and nine months ended September 30, 2009 and 2008 was $12,500 and $37,500, respectively.  Amortization expense expected to be incurred for the fiscal years ending December 31, 2009, 2010 and 2011 is $50,000, $50,000 and $33,333, respectively.

NOTE 8  — OTHER ASSETS

	September 30, 2009	December 31, 2008
	(Unaudited)
Due from ALS	$—	$500,667
Long term portion of related party receivable	—	181,400
Security deposits	27,337	27,337
	$27,337	$709,404

NOTE 9  — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	September 30, 2009	December 31, 2008
	(Unaudited)
Other accrued expenses	$1,500,320	$1,873,437
Accrued interest	332,152	—
Insurance premiums payable	626,466	962,680
Accrued termination fee - Optos	500,000	500,000
	$2,958,938	$3,336,117

NOTE 10 — ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program to consolidate operations and reduce costs of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company initially recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. The Company subsequently reduced the initial expense recorded in 2007 by $650,884 due to decreases in anticipated severance costs resulting in a net charge of $2,201,116.  During the year ended December 31, 2007, the Company paid out $1,176,514.  These expenses were present valued and accrued and were scheduled to be paid out over a one year period.  During the year ended December 31, 2008, the Company paid out $678,865 related to the 2007 restructuring reserve and recognized a reduction of initially estimated restructuring costs of $196,994 due to severance and related benefits for which the Company believed it was no longer liable as a result of a breach of contract as well as $95,913 related to early termination settlements of office spaces.  During the three and nine months ended September 30, 2009, the Company paid out $7,550 and $11,902, respectively, related to the 2007 reserve.

As a result of the sale of certain entities and the transition to the Company’s new business model, effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company initially recorded $314,709 of restructuring charges for costs of severance and related benefits to a related party (see Note 16 – Management and Employment Agreements and Note 17 – Related Party Transactions), $182,075 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422. These expenses were present valued and accrued on a one time basis and were scheduled to be paid out over a three year period. During the year ended December 31, 2008, the Company paid out $1,252,917 and recognized a reduction of the initial recorded restructuring costs of $457,571 related to early termination settlements of office spaces related to the 2008 restructuring reserve.  During the three and nine months ended September 30, 2009, the Company paid out $14,356 and $57,190, respectively, related to early termination of office space leases related to the 2008 restructuring reserve.

2007 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$1,902,000	$950,000	$2,852,000
Payments	(548,253)	(628,261)	(1,176,514)
Reductions in costs previously accrued	(650,884)	—	(650,884)
Accrued restructuring costs at December 31, 2007	702,863	321,739	1,024,602
Payments	(505,869)	(172,996)	(678,865)
Reductions in costs previously accrued	(196,994)	(95,913)	(292,907)
Total accrued restructuring costs at December 31, 2008	—	52,830	52,830
Payments	—	(11,902)	(11,902)
Total accrued restructuring costs at September 30, 2009	—	40,928	40,928
Less: current portion	—	(40,928)	(40,928)
Total accrued restructuring costs – long-term	$—	$—	$—

2008 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$182,075	$1,603,638	$1,785,713
Accrued restructuring costs at inception – related party	314,709		314,709
Payments	(182,075)	(1,012,842)	(1,194,917)
Payments – related party	(58,000)	—	(58,000)
Reductions in costs previously accrued	—	(457,571)	(457,571)
Total accrued restructuring costs at December 31, 2008	—	133,225	133,225
Total accrued restructuring costs at December 31, 2008 – related party	256,709	—	256,709
Payments	—	(57,190)	(57,190)
Total accrued restructuring costs at September 30, 2009	—	76,035	76,035
Total accrued restructuring costs at September 30, 2009 – related party	256,709	—	256,709
Less: current portion	(64,177)	(76,035)	(140,212)
Total accrued restructuring costs – long-term	$192,532	$—	$192,532

NOTE 11  — DEBT OBLIGATIONS:

A summary of all debt is as follows:

	September 30, 2009	December 31, 2008
	(Unaudited)
Term Loan with ComVest due December 31, 2010. Principal and interest payments payable monthly bearing interest of 10% per annum (net of $0 and $1,124,468 OID at September 30, 2009 and December 31, 2008, respectively.	$—	$6,529,542
Revolver with ComVest due December 31, 2010. Interest payments payable monthly bearing interest of 7.250% per annum.	—	1,000,000
New Revolver with ComVest due December 31, 2010. Interest payments deferred until April 2010 bearing interest of 12% per annum.	9,942,718	—
M&T Loan modification and restructure agreement dated June 20, 2008. Principal payments begin January 1, 2011 in equal amounts over 36 months plus interest at 5% per annum.	4,741,185	4,994,379
Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly. This note has been guaranteed by two of the principal stockholders of the Company. See Note Payable to Blue Lake Rancheria.	490,000	690,000
Subordinated notes payable in monthly installments starting March, 2010. The notes have an interest rate of 12% per annum.	550,000	550,000
Note payable to ALS, LLC. This note has an interest rate of 5%.	1,634,129	2,155,652
Note payable in monthly installments starting February, 2010, to unrelated individuals for purchase of the common stock of StaffBridge, Inc. Interest is calculated at 8% per annum.	177,517	336,690
	17,535,549	16,256,263
Add Original Issue Discount (OID)	—	1,124,468
Total principal payments of long term debt	17,535,549	17,380,731
Less: Current portion	2,826,538	5,950,209
	14,709,011	11,430,522
Less OID	—	(1,124,468)
Long term debt, net of current and OID	$14,709,011	$10,306,054

Principal payments of long-term debt for each of the next five years and thereafter are as follows:

2009	$2,012,434
2010	10,670,236
2011	1,072,916
2012	1,072,917
2013	1,072,917
Thereafter	1,634,129
$17,535,549

Loan Agreements with ComVest

Revolving Credit and Term Loan Agreement

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”).  Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million was treated as an original issue discount, and the Company received $8 million in respect of the Term Loan.  Amortization related to the original issue discount of $1,000,000 amounted to $41,302 and $113,025 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $217,343 and $113,025 for the nine months ended September 30, 2009 and September 30, 2008, respectively.   In accordance with ASC 470-50-40, the August 14, 2009 debt modification was accounted for as a debt extinguishment.  As a result, the unamortized debt discount related to the warrant and original issue discount in the amount of $769,334, the unamortized debt issue costs attributable to the ComVest term note in the amount of $258,991 and the modification fees paid to ComVest attributable to the retirement of the ComVest term note in the amount of $147,000 were recorded as a loss on extinguishment of debt.

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

During the quarter ended June 30, 2009, the Company was in default on principal installment payments due for February, 2009 through June, 2009 under the Term Loan in the aggregate amount of $701,822.  In addition, the Company was in default on principal installment payments due for July, 2009 under the Term Loan in the aggregate amount of $439,357 and was in default on interest payments due for July, 2009 in the amount of $61,295. The Company was also in default on interest payments due for July, 2009 under the Revolver in the amount of $18,098.  The failure to make such payments constituted events of default under the Loan Agreement.  The Company was obligated to pay a default interest rate of 500 basis points over the prevailing rate, which difference between the default rate and the prevailing rate was not paid.  On May 19, 2009, ComVest executed a waiver letter (the Term Loan Waiver”) related to the Loan Agreement for the periods of February through April, 2009.  Pursuant to the Term Loan Waiver, ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but no later than the maturity date of the Term Loan under the Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.  On August 14, 2009, ComVest executed a waiver letter, which waived the Company’s defaults under the Loan Agreement through August 14, 2009, provided the Company pays the difference between the increased interest rate charged in connection with the defaults and the regular interest rate no later than March 31, 2010.

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

Royalty payments received primarily from StaffChex and Select were segregated and solely used for the repayment of the Term Loan. To the extent that royalty receipts from these sources did not meet the minimum threshold of $200,000 per month, the Company was to make up the difference from its operating cash.  In the event that royalty receipts from these sources exceeded $450,000 in a given month, the Company could utilize the excess for operations or offset amounts owed on the ComVest Revolver at its discretion.  The outstanding borrowings under the Loan Agreement were secured by all the assets of the Company.

The Company paid to ComVest non-refundable closing fees in the amount of $530,000, charged to the Revolver, simultaneously with funding of the amounts payable to the Company under the Loan Agreement.  In addition, the Company was to pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the Revolver during the preceding calendar month, up to $4,500 per month.  Fees paid pursuant to the Revolver were $11,847 and $11,360 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $37,054 and $11,360 for the nine months ended September 30, 2009 and September 30, 2008, respectively.

The Company utilized the proceeds of the Loans to repay approximately $1,050,000 pursuant to the M&T Restructure Agreement, as defined below, owed to M&T, a creditor of the Company and approximately $530,000 in closing costs and expenses.

Amended and Restated Revolving Credit Agreement

On August 14, 2009, the Company entered into the Amended and Restated Revolving Credit Agreement with ComVest (the “Amended Loan Agreement”), which amended and restated the Loan Agreement, dated June 20, 2008.  Pursuant to the Amended Loan Agreement, the maximum availability under the secured revolving credit facility (the “Amended Revolver”) was increased from $3.0 million to $10.5 million (the “Amended Revolver Maximum”).  The remaining outstanding principal balances of $2.9 million under the revolving credit note and $7.1 million under the term loan extended by ComVest pursuant to the Original Loan Agreement were paid in full by an advance from the Amended Revolver, and the term note was cancelled.

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

In addition, the Amended Loan Agreement provides that:

(i)	ComVest must pre-approve the hiring of all members of senior management of the Company and all employment agreements or other contracts with respect to senior management; and

(ii)
the Company will, on or prior to September 28, 2009, elect two (2) members of the Board of Directors of the Company, each to be placed within separate classes of the Board of Directors and each of which will be unaffiliated with and independent of ComVest.  This date was subsequently extended to December 27, 2009.

The Amended Loan Agreement also requires the Company to, subject to certain exceptions, obtain ComVest’s written consent until all obligations under the Amended Loan Agreement have been satisfied in full in connection with certain transactions including, but not limited to, incurrence of additional indebtedness or liens on the Company’s assets; sales of assets; making investments in securities or extension of credit to third parties; purchase of property or business combination transactions; declaration or payment of dividends or redemption of the Company’s equity securities; payment of certain compensation to the Company’s executive officers; changing the Company’s business model or ceasing substantially all of its operations for a period exceeding 10 days; sale of accounts receivable; amendment of the Company’s organizational documents; certain transactions with the Company’s affiliates; making certain capital expenditures, and incurring monthly operating expenses in excess of specified dollar amounts. In addition, beginning with fiscal quarter ending March 31, 2010, the Company must maintain certain fixed charge coverage ratios set forth in the Amended Loan Agreement.  At September 30, 2009, the Company was in compliance with all applicable covenants set forth in the Amended Loan Agreement.

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

The Company is obligated to pay ComVest modification fees in the amount of $210,000, charged to the Amended Revolver, payable $60,000 on January 1, 2010 and $50,000 on each of April 1, 2010, July 1, 2010 and October 1, 2010.  In addition, on the first business day of each calendar month prior to the maturity date of the Amended Revolver and on the Amended Revolver maturity date or the earlier termination of the Amended Revolver, the Company must pay ComVest a monthly unused commitment fee equal to 0.25% of the amount by which the Amended Revolver Maximum exceeds the average daily outstanding principal amount of advances during the immediately preceding calendar month, charged to the Amended Revolver.

Warrant Issued to ComVest

In connection with June 20, 2008 Revolving Credit and Term Loan Agreement with ComVest, the Company issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share, immediately exercisable during the period commencing June 20, 2008 and ending on June 30, 2014. This warrant was valued at $634,000 and treated as a discount to the long term portion of the debt and was amortized over the life of the long term debt.  Amortization related to the warrant amounted to $26,184 and $71,658 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $137,792 and $71,658 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  As a result of the August 14, 2009 financing transaction with ComVest described above and in accordance with ASC 470-50-40-17, the unamortized debt discount related to the warrant in the amount of $298,507 was written off as part of the loss on extinguishment of debt.

In connection with the August 14, 2009 transaction with ComVest described above, the Company issued to ComVest the Amended and Restated Warrant, dated August 14, 2009 (the “Amended ComVest Warrant”), to purchase, in the aggregate, 2,210,825 shares (the “ComVest Warrant Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), for an exercise price of $0.01 per share (the “ComVest Exercise Price”).  Upon the occurrence and during the continuation of an event of default (other than certain specified events of default) under the Amended Loan Agreement, then upon five (5) business days’ notice to the Company, the Amended ComVest Warrant is exercisable for a number of shares of Common Stock that, when aggregated with all ComVest Warrant Shares previously acquired upon exercise of the Amended ComVest Warrant, constitutes 51% of the fully diluted Common Stock of the Company at the time of exercise (a “Default Exercise”).  The exercise price of the Amended ComVest Warrant for a Default Exercise is $0.001 per share of Common Stock.  The exercise price of the Amended ComVest Warrant may be paid to the Company in cash, check or, at ComVest’s option, by crediting the exercise price to any obligation then owed to it under the Amended Loan Agreement.  The Amended ComVest Warrant is exercisable until August 31, 2014.  The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the Common Stock; merger, consolidation or share exchange; and certain issuances of Common Stock.  The Amended ComVest Warrant may be exercised via a “cashless exercise.”

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

Loan Modification and Restructure Agreement with M&T

On February 23, 2007, pursuant to a Credit Agreement (the “M&T Credit Agreement”), the Company entered into credit facilities with M&T consisting of a $20 million revolving credit facility (“M&T Revolver”) expiring in February 2010 and a $3 million term loan (“M&T Term Loan”) expiring in February 2012.  In July 2007, the Company amended the M&T Credit Agreement to increase the M&T Term Loan to $5 million in the First Amendment to the M&T Credit Agreement. These credit facilities carried an interest rate of LIBOR plus between 1.50% and 2.25%, depending on the Company’s ratio of debt to earnings before interest, tax, depreciation and amortization. The available amount to be borrowed from the M&T Revolver was limited based upon ratios of accounts receivable and unbilled revenue. The M&T Revolver and M&T Term Loan contained certain financial covenants including leverage ratios and a fixed charge coverage ratio. On March 21, 2008, ClearPoint entered into the Second Amendment to M&T Credit Agreement, dated as of March 21, 2008, among ClearPoint and M&T. Pursuant to the Second Amendment, the M&T Credit Agreement was amended, among other matters, as follows: (i) the aggregate amount of the revolving credit commitments was gradually reduced from $20 million to $15 million at March 21, 2008 and $4 million at June 30, 2008; (ii) the applicable margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any revolving credit loan that is a “Eurodollar Loan” and a “Base Rate Loan”, respectively (as defined in the M&T Credit Agreement), and (b) 4.5% and 2.25% for any M&T Term Loan that is a Eurodollar Loan and a Base Rate Loan, respectively; (iii) the applicable commitment fee percentage, which is included in the calculations of commitment fees payable by the Company on the amount of the unused revolving credit commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of total debt or senior debt, as applicable, to modified earnings before interest, taxes, depreciation and amortization (“EBITDA”) were amended to lower the ratios as of September 30, 2008.

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

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008.  In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of either amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.  The Company remitted all applicable federal and state income tax refunds to M&T required under the M&T Restructure Agreement.  At September 30, 2009, income tax refunds of $1,024,000 resulting from net operating loss carry-backs and $91,000 in refunds of overpayments were received by the Company and remitted to M&T.  At September 30, 2009, the Company remitted to M&T a total of approximately $2,478,000 which was comprised of approximately $1,364,000 applied to the $3 million accounts receivable target and $1,114,000 applied to the $1 million federal and state income tax refund target.  The excess of $114,000 over the $1 million tax refund target will be credited to the M&T Deferred Obligations.  At September 30, 2009, the outstanding balance related to the $3 million accounts receivable target was $1,522,434.

The Company issued to M&T warrants to purchase, in the aggregate, 1,500,000 shares of its common stock, of which warrants to purchase 1,200,000 shares have an exercise price of $0.01 and warrants to purchase 300,000 shares have an exercise price of $1.00. In accordance with ASC 480 “Distinguishing Liabilities from Equity, the fair value of all of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. The Company valued the warrants at $1,247,246 using the Black-Scholes valuation model and the value was offset against the gain on restructuring of debt.  At September 30, 2009, the Company’s consolidated balance sheet included a warrant liability of $1,214,907 related to the fair value of warrants issued to M&T in connection with the M&T Restructure Agreement.

The Company accounted for the M&T Restructure Agreement pursuant to ASC 470-60, “Troubled Debt Restructurings by Debtors” , which required the Company to reduce the carrying amount of the old debt (M&T Obligations of $10,932,476) by the minimum cash value of the put option of the warrants issued ($1,200,000) and the warrant liability of $47,246, and determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T Loan Modification of $8,600,000 and future interest payment of $218,750).  ASC 470-60 also requires that the new debt be recorded as the total of future cash payments.   The excess of the carrying amount of the remaining debt over the future cash payments of the new debt was $866,480, which was reduced by the unamortized deferred financed cost and current refinancing cost of $179,683. As a result of the application of ASC 470-60, the Company recorded a gain of $686,797 ($0.05 per share), which is reflected in the consolidated statement of operations for the year ended December 31, 2008.

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

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness. At September 30, 2009, the Company was in compliance with all applicable covenants set forth in the M&T Restructure Agreement. The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note as defined below. For each $50,000 paid on account of the Blue Lake Note, Michael D. Traina, the Company’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, a principal stockholder of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

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

CPR did not make the required payments of: (i) $50,000 in January, 2009 and (ii) $490,000, plus accrued interest, of which $20,417 was accrued as of September 30, 2009, in April, 2009 under the Amended Blue Lake Note.  On May 1, 2009, the Company received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that the Company immediately pay a total of approximately $572,744.  Pursuant to the terms of the Amended Blue Lake Note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake.  The Company did not cure such default on or prior to May 8, 2009.  On May 7, 2009, Blue Lake requested disbursement of the Escrow Shares and, pursuant to the Escrow Agreement; the escrow agent was obligated to deliver the Escrow Shares to Blue Lake 10 calendar days after receipt of the request for disbursement.

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

CPR did not make the required quarterly interest payments for July 2009 under the Amended Sub Notes for the quarter ended September 30, 2009, in the aggregate amount of $27,500.  Pursuant to the terms of the Amended Sub Notes, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from a Sub Noteholder. An event of default under the Amended Sub Notes triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter, which waived all of the Company’s defaults under the Amended Sub Notes through August 14, 2009.

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

On September 11, 14 and 15, 2009, CPR amended and restated the Sub Notes by issuing third amended and restated promissory notes dated September 8, 2009 (the “Third Amended Sub Notes”) to Fergco, Alyson Drew, B&N Associates, LLC and Matthew Kingfield, respectively, for $550,000 in aggregate principal amount.  As of the dates of issuance of the Third Amended Sub Notes, ClearPoint was in default in the aggregate amount of $25,000 in past due interest under the Sub Notes.  Pursuant to the Third Amended Sub Notes, principal amounts shall be due and payable in monthly installments equal to 10% of the principal amount of the Third Amended Sub Notes beginning March 31, 2010.  The Third Amended Sub Notes continue to bear interest at the rate of 12% per annum.  Interest due for the period of May 1, 2009 through August 31, 2009 and additional interest accruing for the period of September 1, 2009 through February 28, 2010 shall be deferred and paid in monthly installments beginning March 31, 2010.  Interest payments for the period beginning March 1, 2010 and future periods will be paid monthly, one month in arrears, beginning April 30, 2010.  CPR has the right to prepay all or any portion of the Third Amended Sub Notes from time to time without premium or penalty.  Any prepayment shall be applied first to accrued but unpaid interest and then applied to reduce the principal amount owed.  The Third Amended Sub Notes provide that CPR’s failure to make any payment of principal or interest due shall constitute an event of default if uncured for five days after written notice has been given by the Sub Noteholders to CPR.  Upon the occurrence of an event of default and at any time thereafter, all amounts outstanding under the Third Amended Sub Notes shall become immediately due and payable.

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

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  For the three months ended September 30, 2009 and 2008, the Company recorded $19,218 and $27,281, respectively, in interest expense associated with the ALS Note, and for the nine months ended September 30, 2009 and 2008, the Company recorded $63,233 and $27,281, respectively, in interest expense associated with the ALS Note.  As of September 30, 2009, the Company had $241,982 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note. The Company presented the ALS Note on the balance sheet net of other assets of $300,000 in expenses related to the TSIL Litigation as per the letter agreement dated June 20, 2008 and an advance payment of $330,000 on the ALS Note, which nets out to $1,634,129 (see Note 18 – Litigation).

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

The Company did not make the required quarterly payment to StaffBridge for the quarter ended June 30, 2009 of $59,172 and was also in arrears on interest payments due in the amount of $2,366.  An event of default under the StaffBridge Note triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter which waived all of the Company’s defaults under the StaffBridge Note through August 14, 2009.

On September 15, 2009, the StaffBridge Note was amended pursuant a Debt Extension Agreement Amendment dated September 3, 2009 (the “Extension Agreement”).  Pursuant to the Extension Agreement, the outstanding balance under the StaffBridge Note shall be paid in monthly installments beginning February 15, 2010.  Each monthly installment payment under the StaffBridge Note will be in the total amount of $17,105.86, consisting of (i) $16,137.95 with respect to the outstanding principal balance and (ii) $967.91 relating to accrued and unpaid interest as of August 31, 2009 and interest for the period of September 1, 2009 through January 31, 2010.  The StaffBridge Note continues to bear interest at the rate of 8% per annum.

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

For grants to non-employee directors after March 31, 2007, the vesting period is 3 years from the grant date, subject to their continuing service on the board.  Options authorized for issuance under the Plan total 2,750,000.  The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000 measured at the date of the grant.  The exercise price for options cannot be less than the fair market value of the Company’s common stock on the date of the grant.  At September 30, 2009, 1,804,400 options were available for issuance.

Accounting for Employee Awards

The Company’s consolidated results of operations for the nine months ended September 30, 2009 and 2008 include share-based employee compensation expense related to employee awards totaling $32,561 and $32,066, respectively.  The Company’s consolidated results of operations for the three months ended September 30, 2009 and 2008 include share-based employee compensation expense related to employee awards totaling $7,994 and $10,961, respectively.  Such amounts have been included in the Consolidated Statements of Operations in selling, general and administrative expense.  No income tax benefit has been recognized in the Consolidated Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Accounting for Non-Employee Awards

Stock compensation expense related to non-employee options was $14,515 and $1,595 for the nine months ended September 30, 2009 and 2008, respectively. Stock compensation expense related to non-employee options was $4,892 and $1,595 for the three months ended September 30, 2009 and 2008, respectively.  Such amounts have been included in the Consolidated Statements of Operations in selling, general and administrative expense.

Total stock-based compensation recognized by the Company for the nine months ended September 30, 2009 and 2008, all of which relates to stock options, was as follows:

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)
Statement of Operations line item:
SG&A	$47,076	$33,661
Total	$47,076	$33,661

Total stock-based compensation recognized by the Company for the three months ended September 30, 2009 and 2008, all of which relates to stock options, was as follows:

	Three Months Ended
	September 30, 2009	September 30, 2008
	(Unaudited)
Statement of Operations line item:
SG&A	$12,886	$12,556
Total	$12,886	$12,556

During the nine months ended September 30, 2009 and 2008, no stock options were granted.  The following information relates to the stock option activity under the Plan for the nine months ended September 30, 2009 and 2008, respectively:

	Shares subject to Options	Weighted Average Option Prices
	(Unaudited)
Outstanding at January 1, 2009	1,002,008	$1.01
Granted	—	—
Exercised	—	—
Cancelled	(56,408)	3.69
Outstanding at September 30, 2009	945,600	2.86

The aggregate intrinsic value for the options in the table above was $0 at September 30, 2009 based on the closing common share price of $0.05 as at September 30, 2009. The aggregate intrinsic value represents the total pre-intrinsic value (the difference between the Company’s closing stock price on the last trading day of the third quarter of 2009 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the fair market value of the Company’s common stock.

At September 30, 2009 and 2008, there was $83,807 and $176,718 respectively of unrecognized compensation cost related to all unvested stock options.

Warrants

At September 30, 2009, warrants to purchase 4,050,825 shares were outstanding, having a weighted average exercise price of $0.37 per share with an average remaining contractual life of 2.15 years.

	Number of Warrants	Weighted Average Exercise Price
	(Unaudited)
Balance, January 1, 2009	14,915,825	$3.80
Issued during the period	175,000	.19
Cancelled during the period	(11,040,000)	5.00
Exercised during the period	—	—
Balance, September 30, 2009	4,050,825	0.37

At September 30, 2009 the range of exercise prices of the outstanding warrants was as follows:

Range of exercise prices	Number of warrants	Average remaining contractual life	Weighed average exercise price
$0.01 - 1.55	4,050,825	2.15	$0.37

Warrants were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 106% to 309%, a risk-free interest rate of 0.60% to 3.03%, a term equivalent to the life of the warrant and reinvestment of all dividends in the Company of zero percent.

NOTE 13  — FAIR VALUE MEASUREMENTS:

The Company follows the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures,” which clarifies the definition of fair value, prescribes methods for measuring fair value, and establishes a fair value hierarchy to classify the inputs used in measuring fair value.

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

		Fair Value Measurements Reporting Date (Unaudited)
Description	September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability	$1,214,907	$—	$—	$1,214,907

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance	$1,213,433
Total gains or (losses) (realized/unrealized)
Included in earnings	1,474
Included in other comprehensive income	—
Purchases, issuances and settlements	—
Transfer in and/or out of Level 3	—
Ending Balance	$1,214,907

NOTE 14  — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company typically leases offices and equipment under operating leases that expire over one to four years. Future minimum rental payments required under operating leases that have remaining lease terms in excess of one year as of September 30, 2009 were as follows (unaudited):

Remainder of fiscal 2009	$50,074
Fiscal 2010	84,076
Fiscal 2011	25,631
Fiscal 2012	3,424
Thereafter	—
Total	$163,205

The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).  Rent expense for the three months ended September 30, 2009 and 2008 was $41,439 and $49,321, respectively, and rent expense for the nine months ended September 30, 2009 and 2008 was $122,949 and $139,329, respectively.

Employee Benefit Plan:

In 1991, Quantum Resources Corporation (“Quantum”) established a savings and profit sharing (IRC Section 401(k)) plan (“Plan”). The Company acquired all of the outstanding stock of Quantum on July 29, 2005 and, as a result, assumed the Plan.  Employees are eligible to participate upon their date of hire. Participants may elect to defer a percentage of their compensation subject to the IRS limit on elective deferrals. The Plan also allows for a discretionary Company match of elective deferrals that will vest on a three-year cliff vesting schedule. There was no Company match for the nine months ended September 30, 2009 and 2008.

Retirement Benefit Liability:

Upon its acquisition of Quantum, the Company assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death.

The Company recorded an estimated liability of $220,066 based upon the expected remaining life of the former owner, and made payments of $20,990 and $0 in the three months ended September 30, 2009 and 2008, respectively, and $111,457 and $20,990 in the nine months ended September 30, 2009 and 2008, respectively. Estimated future payments to the former owner are as follows:

At September 30, 2009 (Unaudited)
Remainder of fiscal 2009	$20,992
2010	83,484
2011	84,420
2012 and thereafter	84,420
Total minimum payments	273,316
Present value (at 12.25% discount rate) net minimum retirement payments	$220,066
Less, current portion	(84,420)
$135,646

NOTE 15  — INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. In the first quarter of fiscal 2008, the deferred tax asset balance as of December 31, 2007 of $5,007,180 was offset by a 100% valuation allowance.  For the nine months ended September 30, 2009 and 2008, the Company continued a 100% full valuation allowance to offset any income tax benefit because it is more likely than not that the future benefit will not be realized.

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

The Company filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement and remit the funds directly to M&T in satisfaction of that portion of the Company’s obligation (see Note 11 – Debt Obligations). During the year ended December 31, 2008, the Company received and remitted approximately $1,058,000 in federal and state tax refunds to M&T.  During the three months ended September 30, 2009, the Company did not receive or remit any federal or state tax refunds to M&T, and during the nine months ended September 30, 2009, the Company received and remitted approximately $56,000 in federal and state tax refunds to M&T.

As of September 30, 2009 and December 31, 2008, the Company did not have any unrecognized tax benefits. The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense. As of September 30, 2009, the Company had no accrued interest or penalties.   The Company currently has no federal or state tax audits in progress although years 2005 through 2008 are open and subject to a federal or state audit.

NOTE 16 — MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with Mr. Traina, Chief Executive Officer (“CEO”) of the Company, whereby the Company agreed to pay the CEO $25,000 per month, plus benefits, with the term of the agreement being 3 years.

On February 28, 2008, Mr. Ferguson resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson was entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007, such employment agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement (the “Ferguson Consulting Agreement”) with Mr. Ferguson pursuant to which he was entitled to be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson was obligated to assist the Company with matters relating to the performance of his former duties and worked with the Company to effectively transition his responsibilities. As of December 31, 2008, the Company paid Mr. Ferguson $58,000 pursuant to the Ferguson Consulting Agreement and recorded a related party liability of $256,709 as of December 31, 2008 pursuant to the Ferguson Consulting Agreement.  As of September 30, 2009, no further payments were made.  The Company agreed to resume making payments to Mr. Ferguson in the first quarter of 2010 and recorded the short and long term portions of such obligation of $64,177 and $192,532, respectively, at September 30, 2009.  The long term portion of $192,532 of such obligation was included in accrued restructuring costs (see Note 10 – Accrued Restructuring Costs).

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on September 20, 2008 in accordance with the Company’s 2006 Plan. As of September 30, 2009, the Company paid Mr. Braun approximately $75,000 as severance under the Braun Separation Agreement.

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

The Company paid XRoads $50,000 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, XRoads is entitled to a monthly fee based upon achievement of certain increases in EBITDA, calculated pursuant to the XRoads Agreement. Such fee is equal to 10% of increases in monthly EBITDA during the term of the XRoads Agreement over EBITDA for the month ended January 31, 2009, capped at $50,000 per month (the “EBITDA Fee”).  During the nine months ended September 30, 2009, the Company paid no EBITDA Fees to XRoads. The Company also agreed to pay reasonable expenses incurred by XRoads for services related to its services and remitted a retainer in the amount of $10,000 to XRoads for such purpose.  During the nine months ended September 30, 2009, pursuant to the XRoads Agreement, the Company paid XRoads a total of $290,000 and the $10,000 retainer for reimbursement of expenses. Any amounts not paid when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.  As of the date of filing this Quarterly Report on Form 10-Q, the Company accrued an aggregate of $37,500 pursuant to the XRoads Agreement, consisting of $37,500 in fees related to services provided by XRoads.

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

The proceeds of these notes were used to fund acquisitions. Pursuant to the terms of these notes, ClearPoint has been making interest only payments until the maturity of the notes. During the nine months ended September 30, 2008, ClearPoint made interest payments of $12,000 and $36,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.  During the nine months ended September 30, 2009, the Company made interest payments of $4,000 and $12,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.

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

Agreements with TerraNova Management

TerraNova Management Corporation (“TNMC”), an affiliate of Mr. Kololian, was retained to provide certain advisory services to the Company, effective upon the closing of the merger with Terra Nova, pursuant to the Advisory Services Agreement between TNMC and the Company, dated February 12, 2007 (the “Advisory Services Agreement”).  Mr. Kololian controls 100% of the voting interest and 55% of the non-voting equity interest of TNMC.  Pursuant to the Advisory Services Agreement, TNMC provided services to the Company including advice and assistance to the Company in its analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services. During the fiscal year ended December 31, 2007, TNMC received a fixed advisory fee of $175,000 (prorated for a partial year) for such services.  Pursuant to the terms of the Advisory Services Agreement, it was terminated effective February 11, 2008, however TNMC continued to provide substantially similar services under substantially similar terms to the Company on a monthly basis.

On June 26, 2008, the Company entered into a new Advisory Services Agreement (the “New Advisory Services Agreement”) with TNMC. Pursuant to the New Advisory Services Agreement, the Company agreed to provide compensation to TNMC for its services since the expiration of the former Advisory Services Agreement and to engage TNMC to provide future advisory services. The New Advisory Services Agreement is effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.  The Company agreed to compensate TNMC for services rendered since expiration of the former Advisory Services Agreement and for advisory services similar to those performed under the former Advisory Services Agreement. Monthly fees payable to TNMC under the New Advisory Services Agreement are capped at $50,000 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at the Company’s option. Beginning in the month of June, 2008, 75% of the fees payable to TNMC may also be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the New Advisory Services Agreement are priced at the month-end closing price for each month of services rendered.  During the fiscal year ended December 31, 2008, the Company incurred approximately $292,665 in fees owing to TNMC for such services.  Fees or reimbursement of expenses recorded pursuant to the New Advisory Services Agreement during the nine months ended September 30, 2009 and 2008 were $0 and $80,000, respectively.

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

Transactions with Dennis Cook, The Cameron Company, LLC  and WES Health System

Dennis Cook, a member of the Company’s board of directors, serves as the President and Chief Executive Officer of WES Health System (“WES”).  During the nine months ended September 30, 2008, the Company leased office space from WES for which it paid a total of $1,875. In addition, on March 29, 2007, Mr. Cook was granted options to purchase 20,000 shares of common stock at an exercise price of $6.10. The options vested immediately.  During the first quarter of 2008, the Company provided certain temporary employees and payroll services to WES for approximately $657,000.  The Company did not lease office space from, and did not provide services to, WES during the three or nine months ended September 30, 2009.

Transactions with Optos

On February 28, 2008, CPR and its subsidiary, CPW, entered into the Optos Licensing Agreement with Optos, of which Christopher Ferguson is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which included certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007 and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which was part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services.  The foregoing agreement with TZG was terminated on February 28, 2008 in connection with the Optos Licensing Agreement.  During the nine months ended September 30, 2009 and 2008, the Company recorded $0 and $336,670, respectively, in fees payable by Optos under the Optos Licensing Agreement.

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos agreed that there would be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500,000 and was recorded as an expense. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.  As of September 30, 2009, the following balances concerning the Optos Licensing Agreement were recorded:

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

On September 17, 2009, the Company and Alliance entered into a Settlement Agreement and Release of Claims whereby all claims asserted or which could have been asserted by the Parties were settled for an initial payment by the Company to Alliance in the amount of $50,000 to be paid by September 18, 2009 and an additional $150,000 to be paid in twenty-four (24) equal monthly payments of $6,250 commencing on April 15, 2010.  In the event the Company fails to make any payment due under the Alliance Settlement Agreement, Alliance may, after providing the Company with prior written notice and five business days’ opportunity to cure, confess judgment against the Company in the amount of $300,000.  The initial payment of $50,000 was made timely.

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

On September 1, 2009, Select filed a new complaint in the Superior Court of California (Santa Barbara County) against ClearPoint alleging that ClearPoint failed to pay Select approximately $107,000 pursuant to the Select Subcontract since August 2009 and that ClearPoint failed to perform certain obligations under the Select Subcontract.  Select seeks, in addition to the monies claimed, interest, attorneys’ fees and court costs and other just and proper relief.  ClearPoint is in the process of reviewing the complaint and must respond to the complaint by November 20, 2009.

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

On June 2, 2009, AICCO filed a motion for summary judgment against the Company and on July 2, 2009, the Company filed its opposition to such motion, and filed a cross-motion for summary judgment against the additional defendants.  On July 29, 2009, the additional defendants filed their opposition to the Company's cross-motion, and filed a motion for summary judgment against the Company.  On July 31, 2009, AICCO replied to the Company’s opposition to AICCO’s motion for summary judgment.  On October 21, 2009, the Motion for Summary Judgment filed by AICCO, Inc. against the Company was granted in favor of the Plaintiff in the amount of $166,587, together with interest at a contract rate of 6.57% per annum until the Judgment is paid in full, plus costs and reasonable attorney’s fees.

ClearPoint’s motion for summary judgement against the additional defendants and the additional defendants’ motion for summary judgement against ClearPoint were both denied in 2009 in connection with the breach of the agreement governing the sale of HRO and for contribution and indemnification.

Blue Lake Rancheria

On July 14, 2009, Blue Lake Rancheria filed against the Company a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490,000, plus accrued interest and attorneys' fees.  The lawsuit also names Michael D. Traina, the Company’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, the Company’s majority stockholder, as defendants.  On September 14, 2009, the Company filed a Notice of Demurrer to Complaint with the Superior Court of California, County of Humboldt.  On November 3, 2009, the Company received a new complaint filed by Blue Lake Rancheria asserting the same claims previously made.  The Company is currently in discussions with Blue Lake to review alternatives.

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

NOTE 19  — SUBSEQUENT EVENTS:

The Company evaluated all events subsequent to September 30, 2009 through the date the accompanying condensed consolidated financial statements were issued on November 16, 2009.  There were no subsequent events to report except the following:

As discussed above, on August 14, 2009, the Company entered into the Amended Loan Agreement with ComVest.  The Amended Loan Agreement provided that the Company should, on or prior to September 28, 2009, include two (2) members designated by ComVest, each to be placed within separate classes of the Company’s Board of Directors and each of whom will be unaffiliated with and independent of ComVest.

On October 7, 2009, the Company and ComVest entered into a Letter Amendment (the “Letter Amendment”) to the Amended Loan Agreement pursuant to which the parties agreed to extend the Company’s obligation to have such directors serve on the Company’s Board of Directors until December 27, 2009.

On October 21, 2009, the Motion for Summary Judgment filed by AICCO, Inc. against the Company was granted in favor of the Plaintiff in the amount of $166,587, together with interest at a contract rate of 6.57% per annum until the Judgment is paid in full, plus costs and reasonable attorney’s fees.  See “Part II - Item 1A. Risk Factors” for a discussion of risks that the Company may face in connection with this judgement.

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

Historically, ClearPoint has funded its cash and liquidity needs through cash generated from operations and debt financing.  ClearPoint incurred net losses of approximately $2,788 and $38,214 for the nine months ended September 30, 2009 and 2008, respectively. ClearPoint is highly leveraged and has very limited financial resources.  At September 30, 2009, ClearPoint had cash and cash equivalents of $72, $27,427 of total liabilities and accumulated deficit of approximately $57,278.

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

During the nine months ended September 30, 2009, ClearPoint (i) did not make certain required payments under its debt obligations, including the Loan Agreement with ComVest, the Blue Lake Note, the Sub Notes payable to Sub Noteholders and the StaffBridge Note, (ii) amended and restated its Loan Agreeement with ComVest and (iii) restructured its debt obligations under the Sub Notes and the StaffBridge Note.  See “—Liquidity and Capital Resources” for additional information regarding such defaults, waivers from ComVest and agreements related to our debt restructuring.

ClearPoint included a “going concern” note in its condensed consolidated financial statements for the fiscal quarter ended September 30, 2009 (see Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).  As of September 30, 2009, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months.  In order to meet its cash and liquidity needs, ClearPoint will be required to raise additional financing and restructure existing debt, and there is no assurance that ClearPoint will be successful in obtaining additional financing and restructuring existing debt obligations.  If ClearPoint cannot generate sufficient cash from operations, raise additional financing and restructure existing debt, there is substantial doubt about the ability of ClearPoint to continue as a going concern for the next twelve months.

Demand for ClearPoint’s staffing services has been adversely affected by the general level of economic activity and rising unemployment in the United States.  During the current economic downturn, some of ClearPoint’s clients have been reducing their temporary labor spending as part of a general cost reduction strategy.  In addition, some of ClearPoint’s clients have limited their utilization of temporary employees before laying off regular full-time employees.  Generally, ClearPoint has experienced less demand for its services and more competitive pricing pressure during this period of economic downturn, which has adversely affected its business, financial condition and results of operations.  ClearPoint is dependent on its approved staffing supplier base to fill open positions posted by its clients.  If due to the economic downturn some of ClearPoint’s suppliers curtail their operations or are otherwise unable to fill sufficient open positions posted by its clients, ClearPoint may be unable to compete effectively, which could materially adversely affect its business, financial condition and results of operations.  In addition, ClearPoint continues to face significant business challenges related to:

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

Results of Operations (Unaudited)

Three Months Ended September 30, 2009 Compared to

Three Months Ended September 30, 2008 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statements of operations for the three months ended September 30, 2009 and September 30, 2008:

$(000’s)	2009	% of Revenue	2008	% of Revenue	% Change
Revenues	$1,355	100.0%	$3,221	100.0%	(57.9)%
Cost of services	—	—	2,084	64.7%	NA
Gross profit	1,355	100.0%	1,137	35.3%	19.2%
SG&A expenses	1,343	99.1%	1,986	61.7%	(32.4)%
Depreciation and amortization expense	158	11.7%	219	6.8%	(27.9)%
(Loss) from operations	(146)	(10.8)%	(1,068)	(33.2)%	(86.3)%
Other income (expense)	—	—	(1)	(.03)%	—
Interest income	3	2%	12	0.4%	(75.0)%
Interest (expense)	(590)	(43.5)%	(541)	(16.8)%	9.0%
Derivative income	42	3.1%	26	0.8%	61.5%
Gain on restructuring of debt	—	—	—	—	—
Gain (loss) on sale of subsidiary	—	—	—	—	—
Loss on extinguishment of debt	(1,175)	(86.7)%	—	—	—
Loss before income taxes	(1,866)	(137.7)%	(1,572)	(48.8)%	18.7%
Income tax expense	—	—%	—	—%	—%
Net (loss)	$(1,866)	(137.7)%	$(1,572)	(48.8)%	18.7%

Net Revenues

ClearPoint’s revenues for the three months ended September 30, 2009 and 2008 were $1,355 and $3,221, respectively, which represented a decrease of $1,866 or 57.9%. For the three months ended September 30, 2009 and 2008, ClearPoint provided payrolling services to clients which was recorded in 2008 on a gross basis.  For the three months ended September 30, 2009 ClearPoint recorded all revenue on a net basis. ClearPoint recorded $1,170 of royalties in net revenue during the three months ended September 30, 2009 and $900 of royalties in net revenue during the three months ended September 30, 2008.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the three months ended September 30, 2009 and 2008 was $0 and $2,084, respectively, which represented a decrease of $2,084.  For the three months ended September 30, 2009 and 2008, ClearPoint provided payrolling services to clients, which was recorded in 2008 on a gross basis.  For the three months ended September 30, 2009 ClearPoint recorded all revenue on a net basis. ClearPoint’s gross profit for the three months ended September 30, 2009 and 2008 was $1,355 and $1,137, respectively, which represented an increase of $218 or 19.2%. As described in the Overview above, all revenues are being recognized on a net fee basis such as royalty, license fees and payrolling services with no cost of services. As a percentage of revenue for the three months ended September 30, 2009 and 2008, ClearPoint’s gross profit was 100% and 35.3% respectively.

Selling, General and Administrative Expenses

ClearPoint’s selling, general, administrative (“SG&A”) expenses for the three months ended September 30, 2009 and 2008 were $1,343 and $1,986, respectively, which represented a decrease of $643 or 32.4%. The decrease was a direct result of ClearPoint’s 2008 restructuring and franchising of many of its branches, as ClearPoint had substantially less SG&A expenses associated with ClearPoint’s former branch based operations during the three months ended September 30, 2009, which include expenses related to salaries, employee benefits and rents

Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expense for the three months ended September 30, 2009, and 2008 was $158 and $219, respectively, which represented a decrease of $61 or 27.9%. The decrease was due to the reduction of equipment purchases.

Interest Expense

ClearPoint’s interest expense for the three months ended September 30, 2009 and 2008 was $590 and $541, respectively, which represented an increase of $49, or 9.0%, primarily due to the increased interest cost from the increase in ClearPoint’s overall debt and the amortization of deferred financing fees to interest expense.

Other Income or Expense

For the three months ended September 30, 2009 and 2008, total Other Income was $0 and $(1), respectively.  During the three months ended September 30, 2008, the income was primarily attributable to payroll refunds.

Loss on Exinguishment of Debt

For the three months ended September 30, 2009 and 2008, Loss on Extinguishment of Debt was $1,175 and $(0), respectively.  The August 14, 2009 debt modification was accounted for as a debt extinguishment.  As a result, the unamortized debt discount related to the warrant and original issue discount in the amount of $769,334, the unamortized debt issue costs attributable to the ComVest term note in the amount of $258,991 and the modification fees paid to ComVest attributable to the retirement of the ComVest term note in the amount of $147,000 were recorded as a loss on extinguishment of debt.

Net Loss

ClearPoint’s net loss for the three months ended September 30, 2009 and 2008 was $1,866 and $1,572, respectively, which represented an increase in loss of $294 or 18.7%. The increase in loss was primarily a result of the loss on the extinguishment of debt and a decrease in SG&A expense primarily due to the reduction of employee costs.

Nine Months Ended September 30, 2009 Compared to

Nine Months Ended September 30, 2008 (000’s)

The following summarizes select items of ClearPoint’s condensed consolidated statements of operations for the nine months ended September 30, 2009 and September 30, 2008:

$ (000’s)	2009	% of Revenue	2008	% of Revenue	% Change
Revenues	$3,943	100.0%	$30,732	100.0%	(87.2)%
Cost of services	—	—	27,737	90.3%	NA
Gross profit	3,943	100.0%	2,995	9.7%	31.7%
SG&A expenses	3,868	98.1%	13,936	45.4%	(72.2)%
Restructuring expense	—	—	2,100	6.8%	—
Fixed assets impairment expense, net	5	0.1%	1,022	3.3%	(99.5)%
Impairment of goodwill	—	—	16,822	54.7%	—
Depreciation and amortization expense	471	11.9%	504	1.6%	(6.5)%
(Loss) from operations	(401)	(10.2)%	(31,389)	(102.1)%	(98.7)%
Other income (expense)	386	9.8%	198	0.7%	99.0%
Interest income	8	.2%	12	—	(33.3)%
Interest, OID and warrant liability (expense)	(1,604)	(40.7)%	(1,447)	(4.7)%	10.9%
Derivative income	(2)	(0.01)%	26	—	107.7%
Gain on restructuring of debt	—	—	687	2.2%	—
Gain (loss) on sale of subsidiary	—	—	(1,294)	(4.2)%	—
Loss on extinguishment of debt	(1,175)	(29.8)%	—	—	—
Loss before income taxes	(2,788)	(70.7)%	(33,207)	(108.1)%	(92.8)%
Income tax expense	—	—%	5,007	16.3%	(100.0)%
Net (loss)	$(2,788)	(70.7)%	$(38,214)	(124.4)%	(92.8)%

Net Revenues

ClearPoint’s revenues for the nine months ended September 30, 2009 and 2008 were $3,943 and $30,732, respectively, which represented a decrease of $26,789 or 87.2%. This decrease was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in all revenues being recognized on a net fee basis such as franchise, royalty and license fees.  ClearPoint recorded $3,484 and $1,165 of royalties in net revenue during the nine months ended September 30, 2009 and 2008, respectively.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the service to the client. ClearPoint’s cost of services for the nine months ended September 30, 2009 and 2008 was $0 and $27,737, respectively, which represented a decrease of $27,737.  Under the new business model, there are no costs of services rendered.  ClearPoint’s gross profit for the nine months ended September 30, 2009 and 2008 was $3,943 and $2,995, respectively, which represented an increase of $948 or 31.7%. This increase was due primarily to the changes in ClearPoint’s business model, as described in the Overview above, which resulted in more revenues being recognized on a net fee basis such as royalty and license fees with no cost of services as revenues are recorded net of costs associated with supplying temporary labor.  As a percentage of revenue for the nine months ended September 30, 2009 and 2008, ClearPoint’s gross profit was 100% and 9.7%, respectively.

Selling, General, Administrative and Restructuring Expenses

ClearPoint’s SG&A and restructuring expenses for the nine months ended September 30, 2009 and 2008 were $3,868 and $13,936, respectively, which represented a decrease of $10,068 or 72.2%. The decrease was a direct result of ClearPoint’s change in business model, which substantially reduced SG&A expenses associated with ClearPoint’s former branch based operations during the nine months ended September 30, 2009, as well as the recognition of $416 in recovery of bad debt.  During the nine months ended September 30, 2008, ClearPoint recorded $1,605 in a provision for amounts due from the former franchisees that are no longer in operation and allowances for doubtful accounts totaling $5,185. As a percentage of revenue for the nine months ended September 30, 2009 and 2008, SG&A expenses were 98.1% and 45.4% respectively, largely as a result of reduced revenue due to the recording of franchise royalties on a net basis.

Effective March 12, 2008, ClearPoint initiated an additional restructuring program of its field and administrative operations in order to further reduce its ongoing SG&A expenses. As part of the restructuring program, ClearPoint closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions.  Restructuring expenses related to these closures and position eliminations during the nine months ended September 30, 2009 and 2008, were $0 and $2,100, respectively, which represented a decrease of $2,100.  The decrease was related to the fact that ClearPoint did not initiate an additional reserve in 2009 to further reduce its ongoing SG&A expenses.

Impairment of Goodwill and Fixed Assets and Depreciation and Amortization Expense

ClearPoint’s depreciation and amortization expense for the nine months ended September 30, 2009, and 2008 were $471 and $504, respectively, which represented a decrease of $33 or 6.5%. For the nine months ended September 30, 2008, ClearPoint recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements described in Note 6 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. ClearPoint removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment. ClearPoint also recorded an impairment of goodwill for the nine months ended September 30, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value.

Interest Expense

ClearPoint’s interest expense for the nine months ended September 30, 2009 and 2008 was $1,604 and $1,447, respectively, which represented an increase of $157, or 10.9%, primarily due to the increased interest cost from the increase in ClearPoint’s overall debt.

Other Income or Expense

For the nine months ended September 30, 2009 and 2008, total Other Income was $386 and $198, respectively.  For the nine months ended September 30, 2009, the income was primarily due to the recognition of $358 in connection with the settlement of the litigation involving Sunz and other income of $30, and was partially offset by the loss on derivative instruments of $2.  For the nine months ended September 30, 2008, the other income primarily consisted of payroll refunds.

Loss on Extinguishment of Debt

For the nine months ended September 30, 2009 and 2008, Loss on Extinguishment of Debt was $1,175 and $(0), respectively.  The August 14, 2009 debt modification was accounted for as a debt extinguishment.  As a result, the unamortized debt discount related to the warrant and original issue discount in the amount of $769,334, the unamortized debt issue costs attributable to the ComVest term note in the amount of $258,991 and the modification fees paid to ComVest attributable to the retirement of the ComVest term note in the amount of $147,000 were recorded as a loss on extinguishment of debt.

Net Loss

ClearPoint’s net loss for the nine months ended September 30, 2009 and 2008 was $2,788 and $38,214, respectively, which represented a decrease in loss of $35,426or 92.8%. The decrease was primarily a result of ClearPoint’s change in business model.  During the nine months ended September 30, 2008, ClearPoint recorded an impairment of goodwill of $16,822, restructuring charge of $2,100, SG&A expenses of $13,936, and an income tax benefit valuation allowance of $5,007.  For the nine months ended September 30, 2009, ClearPoint recorded a loss on extinguishment of debt of $1,175,  ClearPoint’s SG&A expenses significantly decreased (as described above) and there were no impairment charges recorded.

Liquidity and Capital Resources

General

Historically, ClearPoint has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt and equity financing.  As of September 30, 2009, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations.  Based on ClearPoint’s cash position and working capital deficiency, it may need to raise additional financing and restructure existing debt in order to support its business operations. The amount of financing required will be determined by many factors, some of which are beyond ClearPoint’s control, and may require financing sooner than currently anticipated. ClearPoint has no commitment for any additional financing or debt restructuring and can provide no assurance that such additional financing or debt restructuring will be negotiated on terms acceptable to ClearPoint, if at all.  If ClearPoint is unable to generate sufficient cash from operations or obtain additional financing and restructure existing debt, or if such funds cannot be negotiated on terms favorable to ClearPoint, there is substantial doubt about the ability of ClearPoint to continue as a going concern (see also Note 1 of the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q).

ClearPoint’s traditional use of cash flow was for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year. Temporary personnel were generally paid on a weekly basis while payments from clients were generally received 30 to 60 days after billing. ClearPoint’s new iLabor-focused business model has essentially eliminated these funding requirements since ClearPoint’s main focus is no longer to act as the employer for the temporary personnel, but rather to be the facilitator, bringing together clients and suppliers of temporary labor, via ClearPoint’s iLabor Network. Revenue from ClearPoint’s iLabor Network, where it electronically procures and consolidates buying of temporary staffing for clients nationally, is recognized on a net basis. ClearPoint contracts directly with clients seeking to procure temporary staffing services through its iLabor portal. ClearPoint also contracts directly with, and purchases from, temporary staffing suppliers, the temporary placement of workers which is then subsequently resold to its clients. There is no specific fee or other payment charged to ClearPoint’s clients or suppliers in connection with their respective use of the iLabor Network.

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

Cash and Cash Equivalents and Cash Flows

The table below sets forth, for the periods indicated, ClearPoint’s beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and ClearPoint’s ending balance of cash and cash equivalents:

	Nine Months Ended September 30,
$ (000’s)	2009	2008
Cash and cash equivalents at beginning of period	$960	$1,994
Cash provided by (used in) operating activities	(1,335)	4,987
Cash (used in) investing activities	(70)	(548)
Cash provided by (used in) financing activities	517	(3,775)
Cash and cash equivalents at end of period	$72	$2,658

Nine Months Ended September 30, 2009 and 2008

Net cash provided by (used in) operating activities was ($1,335) and $4,987 for the nine months ended September 30, 2009 and 2008, respectively.  Cash used in operating activities during the nine months ended September 30, 2009 primarily consisted of: a book loss of $2,788; non-cash items of: depreciation and amortization expense of $654, partially offset by a reduction in the provision for doubtful accounts of $423, interest expense related to the original issue discount and warrant liability of $355, issuance of warrants relating to a consulting agreement of $30, a loss on derivatives of $1, stock based compensation of $47, a loss on extinguishment of debt of $1,125 and disposal of fixed assets of $5; and cash items of: a decrease in accounts receivable of $201 related to collections and conversion of receivables to a note and a decrease in new revenues related to the adoption of new iLabor business, a decrease in unbilled revenue of $5, an increase in notes receivable related to StaffChex accounts receivable, a decrease in prepaid expenses and other current assets of $201 a decrease in other assets of $51, an increase in accounts payable of $306, a decrease in accrued expenses of $192, a decrease in accrued payroll taxes of $132, a decrease in deferred revenue of $707, a decrease in accrued restructuring costs of $69 and a decrease in retirement benefits of $62.

Cash provided by operating activities during the nine months ended September 30, 2008 primarily consisted of: a book net loss of $38,214; non cash items of: a deferred tax expense of $5,007 as of January 1, 2008 due to a full valuation allowance against the deferred tax assets, depreciation and amortization expense of $1,712, an impairment of goodwill of $16,822, a provision for doubtful accounts of $2,627, a provision for doubtful accounts of $1,639 relating to franchisees and a loss on the sale of ClearPoint HRO, LLC of $1,294, issuance of stock of $121 and issuance of stock to a related party of $250, issuance of warrants related to the refinancing of $1,247, gain on the restructuring of debt of $2,114 and stock based compensation of $34; and cash items of: a decrease in accounts receivable of $13,074 due to the franchising of the Company’s branches and the related decrease in revenue in addition to the adoption of the new technology based iLabor business model, a decrease in unbilled revenue of $2,046, an increase in prepaid expenses and other current assets of $353, an increase in other assets of $9, an increase in accounts payable of $1,021, a decrease in accrued expenses and other accrued liabilities of $1,548, a decrease in accrued payroll and related taxes of $2,608, an increase of deferred revenue of $2,241 and an increase in accrued restructuring costs of $676.

Net cash (used in) investing activities was ($70) and ($548) for the nine months ended September 30, 2009 and 2008, respectively.  The primary use of cash for investing activities for the nine months ended September 30, 2009 was for the purchase of fixtures and software and a increase  in restricted cash.  The primary uses of cash for investing activities for the nine months ended September 30, 2008 was for capitalized software development for $548.

Net cash provided by (used in) financing activities was $517 and $(3,775) for the nine months ended September 30, 2009 and 2008, respectively.  The following primary financing activities in the nine months ended September 30, 2009 resulted in the net cash provided of $517: repayments of long term debt of $612, repayments of ComVest long term debt of $7,654, repayments of ComVest Revolvingcredit facility of $4,503, borrowings against ClearPoint’s Revolving credit facility of $13,355, and fees incurred in refinancing $68.  The primary activities in the nine months ended September 30, 2008 that resulted in net cash used of $3,775 were net repayments to M&T on the revolving credit facility of $8,747, repayments to M&T on the term loan of $1,360, borrowing from ComVest of $8,000, net of original issue discount of $1,000, net borrowings from noteholders of $(50), repayments of debt owed to Blue Lake of $450 and fees incurred in the refinancing of debt of $693.

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

Pursuant to the M&T Restructure Agreement, ClearPoint must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) ClearPoint and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of ClearPoint; limitations on dividends and distributions of cash or property to equity security holders of ClearPoint and/or redemptions or purchases of capital stock or equity securities of other entities; and restrictions on collateralizing subordinated indebtedness. At September 30, 2009, ClearPoint was in compliance with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that ClearPoint may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note. For each $50 paid on account of the note issued to Blue Lake, Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s former director, President and Secretary, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10, subject to an aggregate amount of each surety’s liability of $150. See Note 11- Debt Obligations included in Part I of this Quarterly Report on Form 10-Q for more information related to the M&T Restructure Agreement.

ComVest

Loan Agreement Dated June 20, 2008

On June 20, 2008, ClearPoint entered into the Loan Agreement with ComVest. Pursuant to the ComVest Loan Agreement, ComVest extended to ClearPoint: (i) a secured revolving credit facility for up to $3,000 (the “ComVest Revolver”) and (ii) a term loan (the “ComVest Term Loan” and, together with the ComVest Revolver, the “ComVest Loans”) in the principal amount of $9,000, of which $1,000 is treated as an original issue discount, and ClearPoint received $8,000 in respect of the ComVest Term Loan. ClearPoint also issued to ComVest a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share (the “ComVest Warrant”). The ComVest Warrant was valued at $634 and treated as a discount to the long term portion of the refinancing and was amortized over the life of the long term debt. The amounts due under the ComVest Revolver bore interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%. The ComVest Loans provided that the stated interest rates were subject to increase by 500 basis points during the continuance of an event of default under the ComVest Loan Agreement.

During the quarter ended June30, 2009, the Company was in default on principal installment payments due for February, 2009 through June, 2009 under the ComVest Term Loan in the aggregate amount of $702.  In addition, the Company was in default on principal installment payments due for July, 2009 under the ComVest Term Loan in the aggregate amount of $440 and was in default on interest payments due for July, 2009 in the amount of $61. The Company was also in default on interest payments due for July, 2009 under the ComVest Revolver in the amount of $18,098.  The failure to make such payments constituted events of default under the Loan Agreement.  The Company was obligated to pay a default interest rate of 500 basis points over the prevailing rate, which difference between the default rate and the prevailing rate was not paid.  On May 19, 2009, ComVest executed a waiver letter (the Term Loan Waiver”) related to the Loan Agreement for the periods of February through April, 2009.  Pursuant to the Term Loan Waiver, ComVest waived the foregoing defaults, provided that ComVest reserved the right to collect at a later time, but no later than the maturity date of the Term Loan under the Loan Agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.  On August 14, 2009, ComVest executed a waiver letter (the “Waiver”), which waived the Company’s defaults under the Loan Agreement through August 14, 2009..  The Waiver is effective provided that the Company pays to ComVest on March 31, 2010 (or sooner if there is a further event of default) approximately $160, constituting the difference between interest calculated at the default rate and at the non-default rate under (i) the ComVest Term Note on the outstanding principal balance of such note for the period from March 1, 2009 through August 14, 2009, and (ii) the ComVest Revolver on the outstanding principal balance of the advances from time to time during the default period stated in (i) above.  See Note 11- Debt Obligations included in Part I of this Quarterly Report on Form 10-Q for more information related to the Loan Agreement.

In accordance with ASC 470-50-40, the August 14, 2009 debt modification described below was accounted for as a debt extinguishment.  As a result, the unamortized debt discount related to the warrant  issued to ComVest and original issue discount in the amount of $769, the unamortized debt issue costs attributable to the ComVest Term Loan in the amount of $259 and the modification fees paid to ComVest attributable to the retirement of the ComVest Term Loan in the amount of $147 were recorded as a loss on extinguishment of debt.

Amended Loan Agreement Dated August 14, 2009

Pursuant to the Amended Loan Agreement, the maximum availability under the secured revolving credit facility (the “Amended Revolver”) was increased from $3,000 to $10,500 (the “Amended Revolver Maximum”). The remaining outstanding principal balances of $2,900 under the revolving credit note and $7,100 under the term loan extended by ComVest pursuant to the ComVest Loan Agreement were paid in full by an advance from the Amended Revolver, and the ComVest Term Loan was cancelled.

The Company may request an increase in the Amended Revolver Maximum to an aggregate amount not in excess of $11,250 minus: (i) any and all required reductions as described above, and (ii) the outstanding principal amount of any indebtedness incurred after August 14, 2009, up to a maximum principal amount outstanding of $750 minus any increase in the Amended Revolver Maximum then in effect. To request such an increase, ClearPoint must introduce to ComVest a participant reasonably satisfactory to ComVest to participate in the advances under the Amended Revolver in a principal amount not less than the requested increase in the Amended Revolver Maximum, on a pari passu basis with ComVest.

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

(iii)
all accrued interest described in paragraph (i) above, and the deferred portion of accrued interest described in paragraph (ii) above, will be due and payable (A) as to 10% thereof, on April 1, 2010, (B) as to 15% thereof, on July 1, 2010, (C) as to 35% thereof, on October 1, 2010, and (D) as to the remaining 40% thereof, on December 31, 2010; and

(iv)
accrued interest in respect of all periods from and after January 1, 2010 will be due and payable in cash monthly in arrears on the first day of each calendar month commencing February 1, 2010 and upon the maturity of the amended ComVest revolver.

The Amended Revolver matures on December 31, 2010, subject to extension to December 31, 2011, in ComVest’s sole and absolute discretion, if ClearPoint requests the extension no earlier than September 30, 2010 and no later than October 31, 2010 and there are no continuing events of default on the originally scheduled Amended Revolver maturity date (which defaults may be waived in ComVest’s sole and absolute discretion).

In addition, the Amended Loan Agreement provides that:

(i)	ComVest must pre-approve the hiring of all members of senior management of the Company and all employment agreements or other contracts with respect to senior management; and

(ii)
the Company will, on or prior to September 28, 2009, elect two (2) members of the Board of Directors of the Company, each to be placed within separate classes of the Board of Directors and each of which will be unaffiliated with and independent of ComVest.  This date was subsequently extended to December 27, 2009.

The Amended Loan Agreement also requires the Company to, subject to certain exceptions, obtain ComVest’s written consent until all obligations under the Amended Loan Agreement have been satisfied in full in connection with certain transactions including, but not limited to, incurrence of additional indebtedness or liens on ClearPoint’s assets; sales of assets; making investments in securities or extension of credit to third parties; purchase of property or business combination transactions; declaration or payment of dividends or redemption of ClearPoint’s equity securities; payment of certain compensation to ClearPoint’s executive officers; changing ClearPoint’s business model or ceasing substantially all of its operations for a period exceeding ten days; sale of accounts receivable; amendment of ClearPoint’s organizational documents; certain transactions with ClearPoint’s affiliates; making certain capital expenditures, and incurring monthly operating expenses in excess of specified dollar amounts. In addition, beginning with the fiscal quarter ending March 31, 2010, ClearPoint must maintain certain fixed charge coverage ratios set forth in the Amended Loan Agreement.

The Amended Loan Agreement lists various events of default including, but not limited to: default in the payment of principal or interest under all obligations of ClearPoint under the Amended Loan Agreement or in the observance or performance of any covenant set forth in the Amended Loan Agreement; default of ClearPoint or any of its subsidiaries under any indebtedness exceeding $100 (excluding any amount due to Blue Lake and any litigation brought with respect to amounts owed to Blue Lake, so long as such amounts are paid solely in shares of ClearPoint’s common stock); occurrence of certain bankruptcy or insolvency events; and existence of any litigation, arbitration or other legal proceedings, other than certain specified litigation, brought by any creditors of ClearPoint or any subsidiary in an aggregate claimed amount exceeding $300.

Upon the occurrence of an event of default, and at all times during the continuance of an event of default, (i) at the option of ComVest (except with respect to bankruptcy defaults for which acceleration is automatic) all obligations of ClearPoint under the Amended Loan Agreement become immediately due and payable, both as to principal, interest and other charges, without any requirement for demand or notice by ComVest, and bear interest at the default rates of interest as described above; (ii) ComVest may file suit against ClearPoint and its subsidiaries under the Amended Loan Agreement and/or seek specific performance thereunder; (iii) ComVest may exercise its rights under the Collateral Agreement, as defined below, against the assets of ClearPoint and its subsidiaries; (iv) the Amended Revolver may be immediately terminated or reduced, at ComVest’s option; and (v) upon ComVest’s request, ClearPoint will provide it with immediate, full and unobstructed access to and control of its books, records, systems and other elements of its business and management.

The Company’s obligations under the Amended Loan Agreement and the Amended Revolver are jointly and severally guaranteed by each of its direct and indirect subsidiaries, referred to as the guarantors, pursuant to the Guaranty Agreement, dated as of June 20, 2008 (the “Guaranty Agreement”), and the Reaffirmation of Guaranty, dated as of August 14, 2009 (the “Reaffirmation of Guaranty”), and are secured by a security interest in all of ClearPoint’s and its subsidiaries’ assets (the “Collateral”), as set forth in the Collateral Agreement dated June 20, 2008 (the “Collateral Agreement”). Pursuant to the Guaranty Agreement and the Reaffirmation of Guaranty, in the event ClearPoint’s obligations are declared immediately due and payable, then the guarantors will, upon demand by ComVest, pay all or such portion of ClearPoint’s obligations under the Amended Loan Agreement declared due and payable.

Upon the occurrence of an event of default under the Amended Loan Agreement, as described above, ComVest may enforce against the guarantors their obligations set forth in the Guaranty Agreement. Pursuant to the Collateral Agreement, upon an event of default under the Amended Loan Agreement, ComVest may exercise any remedies available to it under the Uniform Commercial Code, and other applicable law, including applying all or any part of the collateral or proceeds from its disposition as payment in whole or in part of ClearPoint’s obligations under the Amended Loan Agreement.

In connection with the amended ComVest loan agreement, each of Messrs. Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and John G. Phillips, ClearPoint’s Chief Financial Officer, reaffirmed their respective validity guaranties previously given to ComVest on June 20, 2008 (the “Validity Guaranty”), by executing a reaffirmation of validity guaranties, dated August 14, 2009 (the “Reaffirmation of Validity Guaranties”). The Validity Guaranty provides that each officer will not, intentionally or through conduct constituting gross negligence, and ClearPoint will not, through intentional acts of either Mr. Traina or Mr. Phillips or through conduct constituting gross negligence by each such officer, provide inaccurate or misleading information to ComVest, conceal any information required to be delivered to ComVest or fail to cause the collateral to be delivered to ComVest when required or otherwise take any action that constitutes fraud. In the event of a breach or violation of the obligations of Messrs. Traina or Phillips under the Validity Guaranty, the officer must indemnify and hold ComVest harmless from any loss or damage resulting from such breach or violation.

The Company is obligated to pay ComVest modification fees in the amount of $210, charged to the Amended Revolver, payable $60 on January 1, 2010 and $50 on each of April 1, 2010, July 1, 2010 and October 1, 2010.  In addition, on the first business day of each calendar month prior to the maturity date of the Amended Revolver and on the Amended Revolver maturity date or the earlier termination of the Amended Revolver, the Company must pay ComVest a monthly unused commitment fee equal to 0.25% of the amount by which the Amended Revolver Maximum exceeds the average daily outstanding principal amount of advances during the immediately preceding calendar month, charged to the Amended Revolver.

Warrants Issued to ComVest

In connection with June 20, 2008 Revolving Credit and Term Loan Agreement with ComVest, the Company issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share, immediately exercisable during the period commencing June 20, 2008 and ending on June 30, 2014. This warrant was valued at $634 and treated as a discount to the long term portion of the debt and was amortized over the life of the long term debt.  Amortization related to the warrant amounted to $26 and $72 for the three months ended September 30, 2009 and September 30, 2008, respectively, and $138 and $72 for the nine months ended September 30, 2009 and September 30, 2008, respectively.  As a result of the August 14, 2009 financing transaction with ComVest described above and in accordance with ASC 470-50-40-17, the unamortized debt discount related to the warrant in the amount of $299 was written off as part of the loss on extinguishment of debt.

In connection with the August 14, 2009 transaction with ComVest described above, the Company issued to ComVest the Amended and Restated Warrant, dated August 14, 2009 (the “Amended ComVest Warrant”), to purchase, in the aggregate, 2,210,825 shares (the “ComVest Warrant Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), for an exercise price of $0.01 per share (the “ComVest Exercise Price”).  Upon the occurrence and during the continuation of an event of default (other than certain specified events of default) under the Amended Loan Agreement, then upon five (5) business days’ notice to the Company, the Amended ComVest Warrant is exercisable for a number of shares of Common Stock that, when aggregated with all ComVest Warrant Shares previously acquired upon exercise of the Amended ComVest Warrant, constitutes 51% of the fully diluted Common Stock of the Company at the time of exercise (a “Default Exercise”).  The exercise price of the Amended ComVest Warrant for a Default Exercise is $0.001 per share of Common Stock.  The exercise price of the Amended ComVest Warrant may be paid to the Company in cash, check or, at ComVest’s option, by crediting the exercise price to any obligation then owed to it under the Amended Loan Agreement.  The Amended ComVest Warrant is exercisable until August 31, 2014.  The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the Common Stock; merger, consolidation or share exchange; and certain issuances of Common Stock.  The Amended ComVest Warrant may be exercised via a “cashless exercise.”

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

ALS

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS. The purchase price of $24,400 consisted of cash of $19,000, the ALS Note of $2,500 at an interest rate of 7%, shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities. ALS’ stockholders may also receive up to two additional $1,000 payments in shares of common stock based on financial and integration performance metrics of ClearPoint in calendar years 2007 and 2008. No such payments have been made to date. The balance of this note payable at September 30, 2009 was not repaid due to the pending litigation with TSIL (see Part II, Item 1 “Legal Proceedings” of this Quarterly Report on Form 10-Q). In connection with the transaction with ComVest described above, on June 20, 2008, ClearPoint entered into the ALS Agreement with ALS and certain other parties whereby the parties agreed, among other things: (i) to execute the ALS Subordination Letter dated June 20, 2008 (defined below); (ii) to amend the ALS Note to provide for an outstanding principal amount of $2,156 (remaining principal balance of $2,023 plus accrued interest of $133), which balance was $2,265 including interest at September 30, 2009, bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS Subordination Letter; (iii) that ClearPoint would issue 350,000 shares of common stock to ALS (the “ALS Shares”) in accordance with the acquisition of ALS; (iv) that ALS may defend and indemnify ClearPoint in connection with the TSIL Litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL Litigation.  ClearPoint presented the ALS Note on the balance sheet net of other assets of $300 in expenses related to the TSIL Litigation and an advance payment of $331 on the ALS Note, which nets out to $1,634.  On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice. ClearPoint valued the shares issued at their fair market value as of the date of issuance of $102 and recorded that amount as expense.  ClearPoint has no future obligation to issue any additional shares of common stock to ALS.

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and ClearPoint dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that ClearPoint may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the ComVest Term Loan so long as ClearPoint is otherwise permitted to make such payments, ClearPoint shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, ClearPoint shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  The transaction did not classify as a restructuring of debt.  For the nine months ended September 30, 2009 and 2008, ClearPoint accrued $63 and $70, respectively, in interest expense associated with the ALS Note.  As of September 30, 2009, ClearPoint had $247 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note.

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

ClearPoint did not make the required quarterly payment to StaffBridge for the quarter ended June 30, 2009 of $59 and was also in arrears on interest payments due in the amount of $2.  An event of default under the StaffBridge Note triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the StaffBridge Note through August 14, 2009.  On September 15, 2009, the StaffBridge Note was amended pursuant to a Debt Extension Agreement Amendment dated September 3, 2009, pursuant to which the outstanding balance under the StaffBridge Note shall be paid in monthly installments beginning February 15, 2010.  Monthly installment payment under the StaffBridge Note will be in the total amount of $17,105.86, consisting of (i) $16,137.95 with respect to the outstanding principal balance and (ii) $967.91 relating to accrued and unpaid interest as of August 31, 2009 and interest for the period of September 1, 2009 through January 31, 2010.  The StaffBridge Note continues to bear interest at the rate of 8% per annum.

Promissory Notes Issued to Blue Lake and Sub Noteholders

Blue Lake

On March 1, 2005, CPR issued a promissory note the Blue Lake Note in the amount of $1,290 which was due March 31, 2008. Interest of 6% per annum was payable quarterly. This note has been guaranteed by Michael Traina and Christopher Ferguson and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The Blue Lake Note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake Note and extended its maturity date under an agreement dated as of March 31, 2008, by and between CPR and Blue Lake (the “Blue Lake Agreement”). Pursuant to the Blue Lake Agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note (the “Amended Blue Lake Note”), with a principal amount of $1,290, which was due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for 12 consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR was obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares (“Escrow Shares”) of common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Amended Blue Lake Note.

CPR did not make the required payments of: (i) $50 in January, 2009 and (ii) $490, plus accrued interest, of which $20,417 has been accrued as of September 30, 2009, in April, 2009 under the Blue Lake Note.  On May 1, 2009, ClearPoint received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that ClearPoint immediately pay a total of approximately $573.  Pursuant to the terms of the Blue Lake Note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake.  ClearPoint did not cure such default on or prior to May 8, 2009.  On May 7, 2009, Blue Lake requested disbursement of the Escrow Shares and, pursuant to the Escrow Agreement, the escrow agent was obligated to deliver the Escrow Shares to Blue Lake 10 calendar days after receipt of the request for disbursement.

An event of default under the Blue Lake Note triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement, unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  On May 13, 2009, ComVest executed the Blue Lake Waiver to the Loan Agreement, pursuant to which, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the payments due under the Blue Lake Note and all remedies available to ComVest as a result of the failure to make such payments, provided that such payments due under the Blue Lake Note are paid solely in Escrow Shares.  On July 14, 2009, Blue Lake filed a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490,000, plus accrued interest and fees.  On September 14, 2009, the Company filed a Notice of Demurrer to Complaint with the Superior Court of California, County of Humboldt.  On October 26, 2009, the Company received a new complaint filed by Blue Lake Rancheria asserting the same claims previously made.  The Company is currently in discussions with Blue Lake to review alternatives.

For additional information regarding this Complaint, see “Note 18 — Litigation” to ClearPoint’s condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.  On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the Blue Lake Note through August 14, 2009.  In addition, the Amended Loan Agreement with ComVest specifically excludes from the definition of an event of default any litigation brought in respect of the Blue Lake Note, provided that and so long as payments under the Blue Lake Note are paid solely in shares of ClearPoint’s common stock.

Sub Noteholders

On March 1, 2005, CPR issued a 12% Amended and Restated Note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. LLC (“Fergco”), a New Jersey limited liability company of which Christopher Ferguson owns a twenty-five percent (25%) ownership interest. The balance of this note payable at September 30, 2009 was $300 (“$300 Note”).

On March 1, 2005, CPR issued 12% Amended and Restated Notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except of $100 owed to Alyson Drew, the spouse of Parker Drew, a director of ClearPoint. The balance of these notes payable at September 30, 2009 was $250 (“$250 Notes”).  The holders of the $300 Note and the $250 Notes are collectively referred to as the Sub Noteholders.

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

On September 11, 14 and 15, 2009, CPR amended and restated the Sub Notes by issuing third amended and restated promissory notes dated September 8, 2009 (the “Third Amended Sub Notes”) to Fergco, Alyson Drew, B&N Associates, LLC and Matthew Kingfield, respectively, for $550 in aggregate principal amount.  As of the dates of issuance of the Third Amended Sub Notes, ClearPoint was in default in the aggregate amount of $25 in past due interest under the Sub Notes.  Pursuant to the Third Amended Sub Notes, principal amounts shall be due and payable in monthly installments equal to 10% of the principal amount of the Third Amended Sub Notes beginning March 31, 2010.  The Third Amended Sub Notes continue to bear interest at the rate of 12% per annum.  Interest due for the period of May 1, 2009 through August 31, 2009 and additional interest accruing for the period of September 1, 2009 through February 28, 2010 shall be deferred and paid in monthly installments beginning March 31, 2010.  Interest payments for the period beginning March 1, 2010 and future periods will be paid monthly, one month in arrears, beginning April 30, 2010.  CPR has the right to prepay all or any portion of the Third Amended Sub Notes from time to time without premium or penalty.  Any prepayment shall be applied first to accrued but unpaid interest and then applied to reduce the principal amount owed.  The Third Amended Sub Notes provide that CPR’s failure to make any payment of principal or interest due shall constitute an event of default if uncured for five days after written notice has been given by the Sub Noteholders to CPR.  Upon the occurrence of an event of default and at any time thereafter, all amounts outstanding under the Third Amended Sub Notes shall become immediately due and payable.

On February 22, 2008, CPR issued promissory notes (the “Promissory Notes”), in the aggregate principal amount of $800, with $400 to each of Michael D. Traina and Christopher Ferguson in consideration for loans totaling $800 made to CPR. The terms of the Promissory Notes issued to Messrs. Traina and Ferguson were identical. The principal amount of each Promissory Note was $400, they bore interest at the rate of 6% per annum, which was to be paid quarterly, and they were due on February 22, 2009.  The Promissory Notes were subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement.

On February 28, 2008, ClearPoint Workforce, LLC (“CPW”) advanced $800, on behalf of Optos, to the provider of Optos’ outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008.

On June 6, 2008, ClearPoint issued notes (the “Bridge Notes”) to each of Michael D. Traina, Parker Drew and TerraNova Partners (collectively, the “Bridge Lenders”) in the principal amounts of $104, $50 and $100, respectively. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5 to ClearPoint. TerraNova Partners, ClearPoint’s principal stockholder, is 100% owned by Vahan Kololian, ClearPoint’s lead director and principal stockholder. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova Partners.

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

Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model

HRO

On February 7, 2008, CPR entered into a Purchase Agreement effective as of February 7, 2008 (the “HRO Purchase Agreement”) with HRO, CPR’s wholly owned subsidiary, and AMS Outsourcing, Inc. (“AMS”). Pursuant to the HRO Purchase Agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of twenty four (24) months following February 7, 2008. AMS was obligated to pay such fee in arrears on the first business day of every month. Unpaid fees were subject to interest at a rate of 1.5% per month. As of September 30, 2009, AMS did not pay to CPR the earnout payments required under the HRO Purchase Agreement.

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

In addition, CPR entered into an iLabor agreement with StaffChex (the “StaffChex iLabor Agreement”) whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR a percentage (the “Royalty”) (as of September 30, 2009, the percentage was 1.25%) of StaffChex’s total collections from its total billings for temporary staffing services provided to ClearPoint’s clients through the iLabor Network or otherwise. On March 5, 2008, CPR completed the disposition of all of the Customer Account Property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively. ClearPoint did not incur any early termination penalties in connection with such terminations.

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

On September 1, 2009, StaffChex notified ClearPoint that a Notice of Levy (the “Levy”) had been placed by the California Employment Development Department for payroll taxes owed by ClearPoint subsidiaries.  The Levy instructed StaffChex to forward all royalty payments due to ClearPoint to the State of California until such time as ClearPoint satisfied the tax liability. The Company has negotiated an Installment Agreement with the EDD whereby Staffchex will remit the first $25,000 of Royalties on a monthly basis to EDD.  Staffchex is current on its remittances to EDD.  As of September 30, 2009, Staffchex was delinquent on Royalty payments due to the Company in the amount of $10,390.

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

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500 and has been recorded as an expense in the nine months ended September 30, 2008.  The payment of the net termination fee will be in the form of cash and shares of common stock of ClearPoint.

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

On September 1, 2009, Select filed a new complaint in the Superior Court of California (Santa Barbara County) against ClearPoint alleging that ClearPoint failed to pay Select approximately $107 pursuant to the Select Subcontract since August 2009 and that ClearPoint failed to perform certain obligations under the Select Subcontract.  Select seeks, in addition to the monies claimed, interest, attorneys’ fees and court costs and other just and proper relief.  ClearPoint is in the process of reviewing the complaint and must respond to the complaint by November 20, 2009.

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

On June 26, 2008, ClearPoint entered into a new Advisory Services Agreement (the “Advisory Services Agreement”) with TNMC in order to: (i) provide compensation to TNMC for its services since the expiration of the Initial Agreement and (ii) engage TNMC to provide future advisory services. Pursuant to the Advisory Services Agreement, TNMC is obligated to provide advice and assistance to ClearPoint in its analysis and consideration of various financial and strategic alternatives (the “Advisory Services”), however the Advisory Services will not include advice with respect to investments in securities or transactions involving the trading of securities or exchange contracts. The Advisory Services Agreement was effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.  The Advisory Services Agreement was automatically renewed on June 26, 2009 pursuant to its terms.  During the nine months ended September 30, 2009, ClearPoint was obligated to pay TNMC $2 for reimbursement of travel expenses.

ClearPoint agreed to compensate TNMC for services rendered since expiration of the Initial Agreement and for Advisory Services going forward in accordance with the rates set forth in the Advisory Services Agreement and to reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the Advisory Services. Monthly fees payable to TNMC pursuant to the Advisory Services Agreement are capped at $50 per month. Fees payable to TNMC may be paid 100% in shares of common stock, at ClearPoint’s option. At ClearPoint’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock. Shares of common stock made as payments under the Advisory Services Agreement are priced at the month-end closing price for each month of services rendered. ClearPoint incurred approximately $293 in fees owing to TNMC for its services in the fiscal year ended December 31, 2008. ClearPoint’s board of directors approved payment of $266 for the Advisory Services in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and, on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock. ClearPoint recorded approximately $101 for reimbursement of expenses incurred by TNMC in connection with the Advisory Services provided from February, 2008 through September, 2009.

Agreements with Christopher Ferguson, Kurt Braun and John Phillips

On February 28, 2008, Christopher Ferguson resigned as ClearPoint’s and CPR’s director, President and Secretary in connection with the Optos Licensing Agreement described above. ClearPoint and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. Pursuant to the Ferguson Separation Agreement, ClearPoint entered into a consulting agreement with Mr. Ferguson pursuant to which he was entitled to be paid $25 per month for twelve (12) months. In return, Mr. Ferguson was obligated to assist ClearPoint with matters relating to the performance of his former duties and worked with ClearPoint to effectively transition his responsibilities. As of September 30, 2009, ClearPoint paid Mr. Ferguson approximately $58 pursuant to the consulting agreement and recorded a related party liability of $257 as of September 30, 2009 pursuant to the consulting agreement.  ClearPoint agreed to resume making payments to Mr. Ferguson in the first quarter of 2010 and recorded the short and long term portions of such obligation of $64 and $193, respectively, at September 30, 2009.

On June 20, 2008, Kurt Braun, ClearPoint’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as ClearPoint’s Chief Financial Officer, ClearPoint and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”). In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to ClearPoint, ClearPoint has agreed to, among other things: (i) pay Mr. Braun $75, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with ClearPoint’s 2006 equity incentive plan. As of September 30, 2009, ClearPoint paid Mr. Braun approximately $75 as severance under the Braun Separation Agreement.

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

Agreement with XRoads Solutions

On January 13, 2009, ClearPoint entered into an agreement with XRoads (the “XRoads Agreement”). Pursuant to the XRoads Agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as ClearPoint’s Interim Chief Operating Officer (the “XRoads Engagement”). In such capacity, Mr. Delle Donne had direct responsibility over ClearPoint’s day to day operations and reported to Michael D. Traina, ClearPoint’s Chief Executive Officer. XRoads was required to submit bi-weekly oral or written progress reports to ClearPoint’s board of directors. The term of the XRoads Agreement commenced on January 13, 2009 and continued until May 13, 2009.  Effective May 14, 2009, the XRoads Agreement was amended pursuant to Amendment No. 1 dated May 18, 2009 (the “XRoads Amendment”).  Pursuant to the XRoads Amendment, the term of the XRoads Agreement was extended to run from May 14, 2009 through August 13, 2009 (the “XRoads Extension”).  The XRoads Agreement provided that either ClearPoint or XRoads could terminate the XRoads Agreement at any time with at least thirty days prior written notice.  On July 6, 2009, ClearPoint sent such thirty-day termination notice to XRoads.  The XRoads Agreement and Brian Delle Donne’s services as ClearPoint’s Interim Chief Operating Officer were terminated effective August 7, 2009.

ClearPoint paid XRoads $50 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, XRoads was entitled to a monthly fee based upon achievement of certain increases in EBITDA, calculated pursuant to the XRoads Agreement.  Such fee was equal to 10% of increases in monthly EBITDA during the term of the XRoads Agreement over EBITDA for the month ended January 31, 2009, capped at $50 per month (the “EBITDA Fee”).  During the nine months ended September 30, 2009, ClearPoint paid no EBITDA Fees to XRoads .ClearPoint also agreed to pay reasonable expenses incurred by XRoads for services related to its services and remitted a retainer in the amount of $10 to XRoads for such purpose.  During the nine months ended September 30, 2009, pursuant to the XRoads Agreement, ClearPoint paid XRoads a total of $290 and the $10 retainer for reimbursement of expenses.  Any amounts not paid when due pursuant to the XRoads Agreement will bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.  As of the date of filing this Quarterly Report on Form 10-Q, ClearPoint accrued an aggregate of $37 pursuant to the XRoads Agreement, consisting of $37 in fees related to services provided by XRoads, $0 in accrued interest and $0 in reimbursement of expense.

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

Warrants and Unit Purchase Option Issued in 2005 Public Offering

As a result of the 2005 public offering, there were 11,040,000 common stock purchase warrants issued and outstanding at the beginning of the fiscal quarter ended June 30, 2009, which included warrants that were part of the outstanding units. Such warrants expired on April 17, 2009 according to their terms. Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share commencing on February 12, 2007 (the completion of the merger with Terra Nova).  In connection with the 2005 public offering, an option was issued for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit with each unit consisting of one share of common stock and two common stock purchase warrants. In addition, the warrants underlying such units were exercisable at $6.65 per share.  The option expired on April 17, 2009 according to its terms.

Subsequent Events

For a description of subsequent events, see Note 19 – Subsequent Events to the Notes to the Condensed Consolidated Financial Statements contained in this Quarterly Report on Form 10-Q.

Income Taxes

As of September 30, 2009, ClearPoint had a net current and non-current deferred tax asset of $0. Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. ClearPoint is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, ClearPoint historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. ClearPoint determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary.

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

Recent Accounting Pronouncements

 Recently Adopted Standards

In September 2009, the Company adopted ASC Topic 105-10-05 (“ASC 105-10-05”), which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (“SEC”) under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (“ASU”).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In September 2006, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Value Measurements and Disclosures.” This standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This standard does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This standard was effective for fiscal years beginning after November 15, 2007, and all interim periods within those fiscal years. In February 2008, the FASB delayed the effective date of this standard for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. The implementation of this standard for financial assets and liabilities, effective January 1, 2008, and for non-financial assets and non-financial liabilities, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued an accounting standard codified within ASC Topic 805, “Business Combinations,” which changed the accounting for business acquisitions. This standard establishes principles and requirements for how the acquirer recognizes and measures assets acquired and liabilities assumed in a business combination, as well as, goodwill acquired and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of a business combination. In April 2009, the FASB issued an accounting standard codified within ASC Topic 805 which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities from contingencies in a business combination.  The standard requires that contingent assets acquired and liabilities assumed be recognized at fair value on the acquisition date if the fair value can be reasonably estimated. If the fair value cannot be reasonably estimated, the contingent asset or liability would be measured in accordance with ASC Topic 450 “Contingencies.”  Both standards were effective for the Company as of January 1, 2009 and will be applied prospectively to business combinations entered into on or after that date.

In December 2007, the FASB issued an accounting standard codified with ASC Topic 810, “Consolidation.” This standard requires that a noncontrolling interest in a subsidiary be reported as equity and that the amount of consolidated net income attributable to the parent and to the noncontrolling interest should be separately identified in the consolidated financial statements. The Company has applied the provisions of this standard prospectively, as of January 1, 2009, except for the presentation and disclosure requirements, which were applied retrospectively for all periods presented. The adoption of this standard did not have an impact on the Company’s consolidated financial statements.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC Topic 815, Derivatives and Hedging.” This new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. The adoption of this standard, effective January 1, 2009, did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC Topic 820, “Fair Values Measurements and Disclosures,” which provides additional guidance in determining whether a market is active or inactive and whether a transaction is distressed. It is applicable to all assets and liabilities that are measured at fair value and requires enhanced disclosures. This standard is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. The adoption of this standard in the second quarter of 2009 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC Topic 825, “Financial Instruments,” that requires disclosures of the fair value of financial instruments that are not reflected in the consolidated balance sheet at fair value whenever summarized information for interim reporting periods are presented. This standard requires disclosure of the methods and significant assumptions used to estimate the fair value of financial instruments and describe the changes in methods and significant assumptions, if any, during the period.   This standard is effective for interim reporting periods ending after June 15, 2009. Because this standard applies only to financial statement disclosure, the adoption did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued an accounting standard codified within ASC Topic 320, “Investments – Debt and Equity Securities.”   This standard provides a framework to perform another-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally, this standard amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   The standard is effective for interim reporting periods ending after June 15, 2009.  The Company adopted this standard during the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this standard provides guidance on the period after the balance sheet date and the circumstances under which management should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements.  The standard also requires certain disclosures about events or transactions occurring after the balance sheet date.  This standard is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted the provisions of this standard in the quarter ended June 30, 2009.  The adoption did not have a material impact on the Company’s consolidated financial statements.

Standards Issued But Not Yet Adopted

In June 2009, the FASB issued Statement No. 166, “Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140”   (“SFAS 166”), which has yet to be codified in the ASC. SFAS 166 amends the existing guidance on transfers of financial assets.   The amendments include: (1) eliminating the qualifying special-purpose entity concept, (2) a new unit of account definition that must be met for transfers of portions of financial assets to be eligible for sale accounting, (3) clarifications and changes to the derecognition criteria for a transfer to be accounted for as a sale, (4) a change to the amount of recognized gain or loss on a transfer of financial assets accounted for as a sale when beneficial interests are received by the transferor, and (5) extensive new disclosures. SFAS 166 is effective for new transfers of financial assets occurring on or after January 1, 2010.  The adoption of SFAS 166 is not expected to have a material impact on the Company’s consolidated financial statements; however, it could impact future transactions entered into by the Company.

In June 2009, the FASB issued Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which has yet to be codified in the ASC. SFAS 167 amends the consolidation guidance for variable-interest entities under FIN 46(R), “Consolidation of Variable Interest Entities - an interpretation of ARB No. 51.”   The amendments include: (1) the elimination of the exemption for qualifying special purpose entities, (2) a new approach for determining who should consolidate a variable-interest entity, and (3) changes to when it is necessary to reassess who should consolidate a variable-interest entity.  SFAS 167 is effective January 1, 2010. The Company is currently evaluating the impact of this standard on its consolidated financial statements

In August 2009, the FASB issued Accounting Standards Update 2009-05, “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value” (“ASU 2009-05”). ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value of such liability using one or more of the techniques prescribed by the update. ASU 2009-05 is effective for reporting periods (including interim periods) beginning after August 26, 2009, which would be the fourth quarter of 2009 for the Company. The Company is currently evaluating the impact of the pending adoption this ASU on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (“ASU 2009-13”) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (“ASU 2009-14”). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated financial statements.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as that term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Namely, Alliance alleged that CPR failed to pay approximately $600,000. Alliance seeks damages in the amount of approximately $600 plus interest, costs and attorneys’ fees and such other relief deemed proper by the court.  On September 17, 2009, CPR and Alliance Global Services, LLC, as successor to Alliance, entered into a Settlement Agreement and Release of Claims (the “Alliance Settlement Agreement”).  Pursuant to the Alliance Settlement Agreement, CPR paid $50 to Alliance and agreed to pay Alliance an aggregate of $150 in 24 equal installments beginning on April 15, 2010.  In the event CPR fails to make any payment due under the Alliance Settlement Agreement, Alliance may, after providing CPR with prior written notice and five business days’ opportunity to cure, confess judgment against CPR in the amount of $300.

Select Staffing

On July 29, 2008, Select and Real Time, doing business as Select Staffing, initiated the Select litigation in the Superior Court of California (Santa Barbara County), against ClearPoint and, on August 1, 2008, Select filed an amended complaint.  In the amended complaint, Select alleged that ClearPoint had entered into an agreement with Select whereby Select would supply services and personnel for temporary employment through ClearPoint to its clients.  Select claimed that ClearPoint owed it $1,033 for services performed.  Select sought, in addition to the monies claimed, interest, attorneys’ fees and punitive damages of $1,000 as well as court costs and other just and proper relief.

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

On September 1, 2009, Select filed a new complaint in the Superior Court of California (Santa Barbara County) against ClearPoint alleging that ClearPoint failed to pay Select approximately $107 pursuant to the Select subcontract since August 2009 and that ClearPoint failed to perform certain obligations under the Select subcontract.  Select seeks, in addition to the monies claimed, interest, attorney’s fees and court costs and other just and proper relief.  ClearPoint is in the process of reviewing the complaint and must respond to the complaint by November 20, 2009.

XL Specialty Insurance Company

On November 10, 2008, XL Specialty Insurance Company (“XL”) filed a complaint in the Supreme Court of the State of New York (New York County), and, on December 9, 2008, XL filed an amended complaint (the “XL Complaint”) alleging that, among other things, XL issued workers’ compensation insurance policies to CP Advantage during 2007 and CP Advantage failed to make certain payments with regard to claims made against CP Advantage under the policies and maintain collateral required by the insurance policy documents. XL seeks to recover from the Company, as a guarantor of CP Advantage’s obligations under the insurance policies, $746, in the aggregate, in connection with certain claims against and pursuant to the collateral obligations of, CP Advantage. XL, in addition to damages, seeks pre-judgment interest, attorneys’ fees, costs and expenses and such other relief deemed proper by the court.  The Company filed its answer in this matter on February 17, 2009 and contends that a third party is liable for the payments under the insurance policies pursuant to an agreement governing the sale of HRO.  This litigation is currently moving into the discovery phase.

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

On June 2, 2009, AICCO filed a motion for summary judgment against ClearPoint and on July 2, 2009, ClearPoint filed its opposition to such motion, and filed a cross-motion for summary judgment against the additional defendants.  On July 29, 2009, the additional defendants filed their opposition to ClearPoint's cross-motion, and filed a motion for summary judgment against ClearPoint.  On July 31, 2009, AICCO replied to ClearPoint’s opposition to AICCO’s motion for summary judgment.  On October 21, 2009, the Motion for Summary Judgment filed by AICCO, Inc. against the Company was granted in favor of the Plaintiff in the amount of $167, together with interest at a contract rate of 6.57% per annum until the Judgment is paid in full, plus costs and reasonable attorney’s fees.

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

National Union Fire Insurance

On May 11, 2009, National Union Fire Insurance made a Demand for Arbitration on ClearPoint asserting a claim for approximately $4,158 for amounts owed for premiums, adjustments, expenses and fees associated with a Workers Compensation Policy previously held by ClearPoint and sold as part of the sale to Mercer Ventures, Inc. to TradeShow Products, Inc.  ClearPoint complied with the Demand and named an arbitrator for the proceeding.  The date of the arbitration has not yet been scheduled.

Blue Lake Rancheria

On July 14, 2009, Blue Lake Rancheria filed against ClearPoint a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490, plus accrued interest and attorneys' fees.  The lawsuit also names Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s majority stockholder, as defendants.  Messrs. Traina and Ferguson served as guarantors of the payment of the Blue Lake Note.  ClearPoint asserts that the exercise of the shares being released from escrow satisfied the obligation due to Blue Lake.  On September 14, 2009, the Company filed a Notice of Demurrer to Complaint with the Superior Court of California, County of Humboldt.  On October 26, 2009, the Company received a new complaint filed by Blue Lake Rancheria asserting the same claims previously made.  The Company is currently in discussions with Blue Lake to review alternatives.

Allegiant Professional Business Services Inc.

On July 31, 2009, Allegiant Professional Business Services Inc. (“Allegiant”) (formerly known as TradeShow Products, Inc.) made a claim for damages and breach of contract related to the sale of Mercer Ventures, Inc. to TradeShow Products, Inc.  Allegiant is seeking repayment of $92 for nonpayment of taxes.  ClearPoint is in the process of responding to the claim.

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

This Quarterly Report on Form 10-Q includes a going concern note to our condensed  consolidated financial statements for the fiscal quarter ended September 30, 2009 which may require us to scale back or cease operations.

At September 30, 2009, we had cash and cash equivalents of $72, an accumulated deficit of approximately $57,278 and working capital deficiency of approximately $9,466.  For the nine months ended September 30, 2009, we incurred a net loss of approximately $2,788.  Due  to such financial position and results of operations as well as the absence of firm commitments for any additional financing, we included “Note 1 – Going Concern” to our condensed consolidated financial statements for the quarter ended September 30, 2009, which states that there is substantial doubt about our ability to continue as a going concern.

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

We may default on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources.  At September 30, 2009, we had cash and cash equivalents of approximately $72 and approximately $27,427 of total liabilities.

Our ability to borrow under the amended loan agreement with ComVest would be compromised in the event of non-compliance with applicable covenants under such agreement.  Such non-compliance constitutes an event of default and, unless waived by ComVest, permits the lender to exercise its remedies under the amended loan agreement, including declaring all amounts owing to ComVest to be immediately due and payable as well as requiring us to pay ComVest approximately $160 previously deferred by ComVest pursuant to its waiver dated August 14, 2009.  An event of default under the amended loan agreement with ComVest also requires us to pay higher rates of interest on the amounts we owe to ComVest and, pursuant to a cross-default provision, may trigger an agreement termination event under the Loan Modification and Restructure Agreement with M&T, which would, among other remedies available to M&T, result in the deferred obligations under such agreement, which constituted, in the aggregate, approximately $4,741 at September 30, 2009, becoming accelerated and immediately due and payable.

In addition, the creation of any lien or other encumbrance on any of our assets may constitute an event of default under the amended loan agreement with ComVest.  On October 21, 2009, the Motion for Summary Judgment filed by AICCO, Inc. against us in connection with its lawsuit alleging that we had not made certain installment payments to AICCO, Inc., was granted in favor of the plaintiff in the amount of $167, together with interest at a rate of 6.57% per annum until the judgment is paid in full, plus costs and reasonable attorney’s fees.  If AICCO, Inc. obtains any lien, causes the occurence of any levy upon, or seizes or attaches, any of our assets with respect to this judgement, then, subject to certain limitiations, we will be in default under the amended loan agreement with ComVest.

There is no assurance that we will be able to pay the required amount, stay this judgment or that we will able to obtain the necessary waiver from ComVest regarding such event of default.  In addition, there is no assurance that we will be able to comply with other requirements of our existing debt obligations.  If adequate funds are not available, or are not available on acceptable terms, we may not be able to repay or restructure our existing debt obligations, or obtain the necessary waivers, and we may seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

Issuance of shares of our common stock upon the exercise of the ComVest amended and restated warrant will cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and could potentially reduce the market value of our common stock.

In connection with the amended loan agreement with ComVest, we issued to ComVest the amended and restated warrant dated August 14, 2009 to purchase, in the aggregate, 2,210,825 shares of our common stock.  Pursuant to the amended and restated warrant, upon the occurrence and during the continuation of an event of default (other than certain specified events of default) under the amended loan agreement, the amended and restated warrant is exercisable for a number of shares of our common stock that constitutes an aggregate of 51% of our fully diluted common stock at the time of exercise, which would result in ComVest taking control of us.  If the judgment rendered against us in connection with the lawsuit brought by AICCO, Inc. is not paid or stayed and, AICCO, Inc. obtains a lien, levies upon, or seizes or attaches, any of our assets wth respect to this judgment, unless such event of default is cured by us or waived by ComVest, then ComVest will be entitled to exercise the amended and restated warrant into shares of our common stock representing an aggregate of 51% of our fully diluted common stock at the time of exercise, which will cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

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

ClearPoint offered and sold the ComVest Warrant in reliance on the exemption from the registration requirements of Securities Act of 1933, as amended (the “Securities Act”), under Section 4(2) of the Securities Act, based upon a determination that the ComVest Warrant was being issued to sophisticated investors that could fend for themselves and that had access to certain information about ClearPoint and there was no general solicitation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

During the quarter ended September 30, 2009, ClearPoint was in default on principal installment payments due for July, 2009 under the ComVest Term Loan in the aggregate amount of $439 and was in default on interest payments due for July, 2009 in the amount of $61. ClearPoint was also in default on interest payments due for July, 2009 under the ComVest Revolver in the amount of $18.  The failure to make such payments constituted events of default pursuant to the ComVest Loan Agreement.  ClearPoint is obligated to pay a default rate of 500 basis points over the prevailing interest rate, which difference between the default rate and the prevailing rate was not paid during the quarter ended September 30, 2009.  In addition, ClearPoint did not make the required quarterly payment under the StaffBridge Note for the quarter ended September 30, 2009 of $59 and was also in arrears on interest payments due in the amount of $5.  In addition, ClearPoint did not make the required interest payments under the Amended Sub Notes for the quarter ended September 30, 2009, in the aggregate amount of $22.  An event of default under the StaffBridge Note or the Amended Sub Notes triggers a cross-default provision pursuant to the ComVest Loan Agreement.  In addition, a default under the ComVest Loan Agreement triggers a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the ComVest Loan Agreement is waived in writing by ComVest.  See Part I, Item 2 “Manageement’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q for information related to ComVest Waiver of the foregoing defaults and ClearPoint’s debt restructing transactions entered into during the quarter ended September 30, 2009.

ITEM 6.   EXHIBITS.

Exhibit No.	Description
4.1
Form of Amended and Restated Revolving Credit Note issued to ComVest Capital, LLC, dated August 14, 2009 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on August 20, 2009).

4.2	Form of Amended and Restated Warrant issued to ComVest Capital, LLC, dated August 14, 2009 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on August 20, 2009).

4.3	Form of Third Amended and Restated Promissory Note dated September 8, 2009 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on August 20, 2009).

10.1
Amended and Restated Revolving Credit Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc., dated as of August 14, 2009 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2009).

10.2	Waiver Letter, dated August 14, 2009, of ComVest Capital, LLC (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2009).

10.3
Reaffirmation of Validity Guaranties made by Michael D. Traina and John Phillips, dated as of August 14, 2009 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2009).

10.4
Reaffirmation of Guaranty made by each of the entities set forth therein, dated as of August 14, 2009 (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on August 20, 2009).

10.5
Debt Extension Agreement Amendment issued by the former shareholders of StaffBridge, Inc. dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2009).

10.6
Settlement Agreement & Release of Claims dated September 17, 2009 by and between Alliance Global Services, LLC, as successor to Alliance Consulting Group Associates, Inc., and ClearPoint Resources, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2009).

10.7
Letter Amendment to the Amended and Restated Revolving Credit Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on October 8, 2009).

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

CLEARPOINT BUSINESS RESOURCES, INC.

Date: November 16, 2009	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date: November 16, 2009	By:	/s/ John G. Phillips
John G. Phillips
Chief Financial Officer

S-1

EXHIBIT INDEX

Exhibit No.	Description
4.1
Form of Amended and Restated Revolving Credit Note issued to ComVest Capital, LLC, dated August 14, 2009 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on August 20, 2009).

4.2	Form of Amended and Restated Warrant issued to ComVest Capital, LLC, dated August 14, 2009 (incorporated by reference from Exhibit 4.2 to the Current Report on Form 8-K filed on August 20, 2009).

4.3	Form of Third Amended and Restated Promissory Note dated September 8, 2009 (incorporated by reference from Exhibit 4.1 to the Current Report on Form 8-K filed on August 20, 2009).

10.1
Amended and Restated Revolving Credit Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc., dated as of August 14, 2009 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on August 20, 2009).

10.2	Waiver Letter, dated August 14, 2009, of ComVest Capital, LLC (incorporated by reference from Exhibit 10.2 to the Current Report on Form 8-K filed on August 20, 2009).

10.3
Reaffirmation of Validity Guaranties made by Michael D. Traina and John Phillips, dated as of August 14, 2009 (incorporated by reference from Exhibit 10.3 to the Current Report on Form 8-K filed on August 20, 2009).

10.4
Reaffirmation of Guaranty made by each of the entities set forth therein, dated as of August 14, 2009 (incorporated by reference from Exhibit 10.4 to the Current Report on Form 8-K filed on August 20, 2009).

10.5
Debt Extension Agreement Amendment issued by the former shareholders of StaffBridge, Inc. dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on September 17, 2009).

10.6
Settlement Agreement & Release of Claims dated September 17, 2009 by and between Alliance Global Services, LLC, as successor to Alliance Consulting Group Associates, Inc., and ClearPoint Resources, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on September 23, 2009).

10.7
Letter Amendment to the Amended and Restated Revolving Credit Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc. (incorporated by reference from Exhibit 10.1 to the Current Report on Form 8-K filed on October 8, 2009).

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