Form 10-Q/A
period 2009-09-30
Clearpoint Business Resources, Inc
filed 2009-11-18
CIK 1298663

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

EXPLANATORY NOTE

ClearPoint Business Resources, Inc., referred to as the “Company,” “ClearPoint” or “we”, “us” or “our,” is filing this Amendment No. 1, referred to as the “Amendment,” to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, referred to as the “Original Form 10-Q,” filed on November 16, 2009 with the Securities and Exchange Commission, referred to as the “SEC,” to correct certain information in “—Item 1. Financial Statements” of Part I of the Original Form 10-Q.

We are making corrections to the following information in “—Item 1. Financial Statements—Condensed Consolidated Statement of Stockholders’ Equity (Deficit)” of Part I of the Original Form 10-Q.  This information was incorrectly reported in the Original Form 10-Q.

Description of Corrected Item	Previously Reported Number	Corrected Number
Net loss (under “Accumulated (Deficit)” and “Total Stockholders’ Equity (Deficit)” columns) (p. 4)	$(2,946,128)	$(2,787,950)

Balance of “Accumulated (Deficit)” as of September 30, 2009 (p. 4)	$(57,436,671)	$(57,278,493)

Balance of “Total Stockholders’ Equity (Deficit)” as of September 30, 2009 (p. 4)	$(24,781,337)	$(24,623,159)

In addition, in Note 19 – Subsequent Events to the Condensed Consolidated Financial Statements included in the Amendment, the date through which we evaluated events subsequent to September 30, 2009 was changed to November 17, 2009 from November 16, 2009, the date such Condensed Consolidated Financial Statements were issued.

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

Except as required to reflect the items described above, no attempt has been made in this Amendment to modify or update disclosures in the Original Form 10-Q. This Amendment does not reflect events occurring after the filing of the Original Form 10-Q or modify or update any related disclosures. Information not affected by this Amendment is unchanged and reflects the disclosure made at the time of the filing of the Original Form 10-Q with the SEC on November 16, 2009. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-Q, and such forward looking statements should be read in their historical context.

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

  -LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT) –

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

See notes to condensed consolidated financial statements

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED

- STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) -

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid in	Accumulated	Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance as of December 31, 2008	14,251,964	$1,425	$32,576,500	$(54,490,543)	$(21,912,618)
Issuance of warrants	—	—	30,333	—	30,333
Stock based compensation	—	—	47,076	—	47,076
Net loss	—	—	—	(2,787,950)	(2,787,950)
Balance as of September 30, 2009	14,251,964	$1,425	$32,653,909	$(57,278,493)	$(24,623,159)

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

NOTE 19  — SUBSEQUENT EVENTS:

The Company evaluated all events subsequent to September 30, 2009 through the date the accompanying condensed consolidated financial statements were issued on November 17, 2009.  There were no subsequent events to report except the following:

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

CLEARPOINT BUSINESS RESOURCES, INC.

Date: November 17, 2009	By:	/s/ Michael D. Traina
Michael D. Traina
Chief Executive Officer

Date: November 17, 2009	By:	/s/ John G. Phillips
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