Form 10-K
period 2009-12-31
Clearpoint Business Resources, Inc
filed 2010-04-15
CIK 1298663

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________________to__________________

Commission file number 000-51200

ClearPoint Business Resources, Inc.

(Exact name of registrant as specified in its charter)

Delaware	98-0434371
State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization

1600 Manor Drive, Suite 110, Chalfont, Pennsylvania 18914

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code:  (215) 997-7710

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:

Common Stock, $0.0001 par value

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.                  Yes  ☐ No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.                  Yes  ☒ No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☐ No  ☒*

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐ No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐ No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,187,027, based on the last reported sale price as quoted on the Over-the-Counter Bulletin Board.  For the purposes of determining this amount only, the registrant has defined affiliates of the registrant to include the executive officers and directors of the registrant and holders of more than 10% of the registrant’s common stock on June 30, 2009.

The number of shares outstanding of the registrant’s common stock as of March 29, 2010 was 32,922,789 shares.

*           On March 15, 2010, the registrant filed a Form 15 with the Securities and Exchange Commission to deregister its securities and suspend its obligation to file periodic reports under the Securities Exchange Act of 1934, as amended, except that the registrant has filed this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CLEARPOINT BUSINESS RESOURCES, INC.
TABLE OF CONTENTS

i

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

The forward-looking statements contained in this Annual Report on Form 10-K are not guarantees of future performance and are based on our current assumptions, estimates, forecasts, expectations and beliefs concerning our business and their potential effects on us and speak only as of the date of such statement. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks and uncertainties (some of which are beyond our control) that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, the following factors:

•	our ability to continue as a going concern and obtain additional financing or restructure existing debt obligations;

•	our ability to comply with covenants contained in our agreements with lenders, including, but not limited to, our ability to service and repay our outstanding debt obligations;

•	limitations that our outstanding debt obligations impose on our cash flow available for our operations;

•	our ability to facilitate the market acceptance of our iLabor network and increase revenues; and

•	other risk factors set forth in this Annual Report on Form 10-K.

The foregoing risks are not exhaustive.  The “Risk Factors” set forth in Part I, Item 1A of this Annual Report on Form 10-K include additional risk factors which could impact our business and financial performance.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. You should not place undue reliance on forward-looking statements as a prediction of actual results.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART I

Item 1.  Business.

Description of Business

Company Overview

ClearPoint is a workplace management solutions provider.  Prior to year 2008, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor.  During the year ended December 31, 2008, ClearPoint transitioned its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor network.  Under the new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers using iLabor.

ClearPoint’s services focus on assisting clients in managing their contingent labor needs.  iLabor creates a dynamic, competitive open marketplace for suppliers of temporary labor to bid on and fulfill orders for temporary labor placed by ClearPoint’s clients.  The iLabor network provides services to clients ranging from small businesses to Fortune 500 companies.  The iLabor network specializes in the highly transactional “go to work” or “on-demand” segment of the temporary labor market.  Historically, this portion of the market has been underserved by technology solutions.  ClearPoint considers the hospitality, distribution, warehouse, manufacturing, logistics, transportation, convention services, hotel chains, retail, technology and administrative sectors among the segments best able to be served by the iLabor network.

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

ClearPoint’s VMS system provides human resource outsourcing, customized managed services programs, and workforce optimization embedded within the clients’ internal technology infrastructure.  ClearPoint’s VMS system is a management software program that encompasses every facet of the coordinating, ordering, planning and tracking of all contract/temporary personnel, including contract employees from various staffing companies.

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

Project-Based Staff Augmentation

Primarily from ClearPoint’s approved supplier network, ClearPoint provides full service project solutions, executive search and temporary and permanent placement, contract recruiting services and short- and long-term hourly-based assignments for clients in both commercial services and professional services.  ClearPoint’s Project-Based Staff Augmentation for commercial services specializes in the light industrial, transportation, logistics and distribution industry.

Clients, Suppliers and other Contractual Parties

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

Historically, ClearPoint has sought to maintain a diverse client base in an effort to reduce the impact of client turnover.  ClearPoint has traditionally had a larger concentration in the transportation and retail industries, but has recently expanded in the hospitality sector as well. No single client accounted for more than 10% of ClearPoint’s revenues for the year ended December 31, 2009.

ClearPoint currently works with one client utilizing its VMS system which accounted for 6.7% of ClearPoint’s revenues for the year ended December 31, 2009.  ClearPoint maintains onsite personnel managing the client’s contingent labor needs sourcing, assessing, and screening candidates for temporary positions within the company.

ClearPoint’s supplier network ranges from small one-location offices to national firms with hundreds of office locations across the United States. Suppliers are afforded many of the same benefits of using iLabor available to ClearPoint’s clients and can access the system through a standard Internet connection without any cost for software or implementation.  They also receive consolidated billing and check processing and have the potential to service more clients in their geographic region with reduced overhead expenses.

In connection with its prior business model, ClearPoint entered into agreements with StaffChex, Inc. and Koosharem Corp., doing business as Select Staffing, pursuant to which ClearPoint receives royalty payments.  Royalty payments received from Select and StaffChex for the year ended December 31, 2009 constituted 88% of ClearPoint’s total revenues for such period.  For additional information regarding agreements with Select and StaffChex, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model.”

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

Research and Development

ClearPoint focuses its research and development efforts primarily on the development of software upgrades to the iLabor system.  ClearPoint’s research and development expenditures totaled $434 and $446 for the years ended December 31, 2009 and 2008, respectively.

Regulation

ClearPoint’s services are subject to various federal, state and local regulations.  In addition, ClearPoint’s services may be subject to various state and local tax regulations.  Some or all of ClearPoint’s services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices.

ClearPoint also is subject to regulations applicable to businesses conducting online commerce.  Presently, there are relatively few laws specifically directed toward online services.  However, due to the increasing popularity and use of the Internet and online services, it is likely that new laws and regulations will be adopted with respect to the Internet or online services.  These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of services, taxation, advertising, intellectual property rights and information security.

Intellectual Property

ClearPoint’s intellectual property assets take various forms, including know-how and related trade secrets, trademarks, trade names and copyrights, and related licensing.  In terms of trademarks and brand equity, ClearPoint currently maintains three pending applications for federal registration with the U.S. Patent & Trademark Office, namely, applications to protect variations on the “iLabor” and “ClearPoint iLabor” brand of web-based software and services, as well as five issued registrations covering “ClearPoint iLabor”, ClearPoint’s “We Get To The Point” slogan, and two other marks.  ClearPoint is actively prosecuting the above-mentioned pending applications in the effort to secure registration.  In connection with its proprietary know-how and trade secrets, ClearPoint implements safeguards to limit access to sensitive information and to secure employee cooperation in protecting company assets.  The technology which ClearPoint deploys through its iLabor network will be its core product offering as it moves forward.  As a result, continuous enhancements and evaluation of safeguards of intellectual property constitute an important part of ClearPoint’s business strategy.

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

In the temporary staffing industry, historically, ClearPoint’s strongest competitors, for both iLabor and VMS, included national staffing companies that have close existing relationships with clients, greater financial resources and larger marketing presence, as well as specialty providers in certain verticals.  In addition, such organizations could also discount their services to a point which would make it difficult for ClearPoint to compete effectively and maintain or gain a market share.  iLabor differentiates itself from the traditional temporary staffing providers and e-procurement vendors by leveraging a network of staffing suppliers branching throughout the United States and focusing on the underserved light industrial market segment.  In the third quarter of 2009, ClearPoint expanded its offerings to include selective services which provide for résumé-oriented positions to be filled through the iLabor portal.  With the introduction of iLabor, ClearPoint operates as a clearing house for clients’ temporary staffing requirements, where many of the national staffing companies have now signed on to the iLabor network, thereby becoming the fulfillment arm of ClearPoint’s iLabor ordering system.  Small, local providers are also signing on to the iLabor network.  ClearPoint’s future success will depend on the adoption rate of the iLabor procurement system by corporate buyers of temporary staffing as well as by larger staffing companies looking to generate incremental revenues and earnings.

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors, including the personnel demands of its clients.  Historically, ClearPoint has experienced a rise in demand from its retail clients in the fourth quarter due to the increase in the shipment of products for the holiday season.  The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and client planning cycles.  Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients.

Employees

As of April 12, 2010, ClearPoint employed 14 full-time staff employees.

Business Combinations and Transactions Related to iLabor Network Model

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

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS, LLC and its subsidiaries, also known as ASG, LLC and referred to as ALS.  The purchase price of $24,400 consisted of cash of $19,000, a promissory note in the amount of $2,500, referred to as the ALS Note, shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities.  The principal and interest balance of the promissory note at December 31, 2009 was approximately $2,284 and was not repaid due to the litigation involving Temporary Services Insurance, Ltd., referred to as the TSIL litigation.  For additional information regarding the TSIL litigation, see Part I, Item 3 “Legal Proceedings.”  For additional information regarding the transaction with ALS, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—ALS.”

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge, Inc., referred to as StaffBridge, for $233 in cash and a note in the amount of $450,000, referred to as the StaffBridge note.  The StaffBridge note was amended to extend the maturity date to December 31, 2009.  On September 15, 2009, the StaffBridge note was amended to defer payments on the outstanding balance under the StaffBridge note until February 15, 2010.  For additional information regarding the StaffBridge note, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—StaffBridge.”

For information related to transactions implementing ClearPoint’s new business model, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model.”

Change of Control and Deregistration

On February 9, 2010, ClearPoint received a notice of default from ComVest Capital, LLC, its senior lender, referred to as ComVest, in connection with the Amended and Restated Revolving Credit Agreement dated as of August 14, 2009, referred to as the amended ComVest loan agreement.  ClearPoint defaulted on certain of its obligations under the amended ComVest loan agreement.  As a consequence of such defaults, ComVest elected to invoke the default exercise provision under an amended and restated warrant issued to ComVest, referred to as the amended ComVest warrant.  As a result, ClearPoint is obligated to issue to ComVest 18,670,825 shares of ClearPoint’s common stock.  As a result of this transaction, effective April 12, 2010, ComVest owned 51% of ClearPoint’s fully diluted common stock and approximately 56.7% of outstanding shares of ClearPoint’s common stock. In connection with this transaction, directors Brendan Calder, Dennis Cook, Parker Drew, Harry Glasspiegel, Vahan Kololian and Michael Perrucci resigned from ClearPoint’s board of directors.  Gary E. Jaggard, Chief Executive Officer of ComVest Capital Advisors, LLC, an affiliate of ComVest Group Holdings, LLC and the Managing Director of ComVest, was appointed by ClearPoint’s board of directors to serve as a director.  The board of directors also agreed to appoint Robert O’Sullivan, Vice Chairman of ComVest Group Holdings, LLC, as a director.  The date upon which Mr. O’Sullivan will become a director has not been determined yet.  Michael D. Traina remains a director.

On March 31, 2010, ClearPoint filed a Form 15 with the Securities and Exchange Commission to deregister ClearPoint’s common stock and suspend ClearPoint’s obligation to file periodic reports under the Exchange Act, except that ClearPoint has filed this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The deregistration itself is expected to be effective within 90 days of the filing of the Form 15.  ClearPoint’s common stock is now quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities.  ClearPoint can give no assurance that trading in its stock will continue on the Pink Sheets or on any other securities exchange or quotation medium or that its common stock will be actively traded.

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

Risks Related to Our Business

Our independent auditors included an explanatory paragraph regarding our ability to continue as a going concern in the audit report on our consolidated financial statements for the year ended December 31, 2009 and notes to our consolidated financial statements for the year ended December 31, 2009 contain a going concern note, which may require us to scale back or cease operations.

At December 31, 2009, we had cash and cash equivalents of approximately $75, an accumulated deficit of approximately $57,566 and working capital deficiency of approximately $19,353.  For the year ended December 31, 2009, we incurred a net loss of approximately $3,075.  Due to such financial position and results of operations as well as the absence of firm commitments for any additional financing, our independent registered public accounting firm included an explanatory paragraph in the audit report on our consolidated financial statements for the year ended December 31, 2009 regarding our ability to continue as a going concern and we included “Note 1 – Going Concern” in notes to our consolidated financial statements for the year ended December 31, 2009, which states that there is substantial doubt about our ability to continue as a going concern.

If we are unable to generate sufficient cash from operations and obtain additional funding, we may not be able to continue operations as proposed, requiring us to curtail various aspects of our operations or cease operations.  In such event, you may lose a portion or all of your investment.  In addition, the going concern explanatory paragraph in the report of our independent auditors and/or the going concern note may cause concern to one or more of our constituencies of debt holders, clients, suppliers, trade creditors or other contractual parties.  If any debt holder’s, client’s, supplier’s, trade creditor’s or other contractual party’s concern results in adverse changes in their respective business relations with us, these changes may materially adversely affect our cash flows and results of operations.

We have defaulted on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due or restructure such debt obligations, and may seek, or be forced to seek, protection under the federal bankruptcy laws.

We are highly leveraged and we have very limited financial resources.  At December 31, 2009, we had cash and cash equivalents of approximately $75 and approximately $27,546 of total liabilities.

Our ability to borrow under the amended ComVest loan agreement would be compromised in the event of non-compliance with applicable covenants under such agreement.  Such non-compliance constitutes an event of default and, unless waived by ComVest, permits the lender to exercise its remedies under the amended ComVest loan agreement, including declaring all amounts owing to ComVest to be immediately due and payable.  As of April 12, 2010, our outstanding obligations under the amended ComVest loan agreement were approximately $10,311, in addition to interest and fees of approximately $1,281. An event of default under the amended ComVest loan agreement also requires us to pay higher rates of interest on the amounts we owe to ComVest and, pursuant to a cross-default provision, may trigger an agreement termination event under the loan modification and restructure agreement, referred to as the M&T restructure agreement, with Manufacturers and Traders Trust Company, referred to as M&T, which would, among other remedies available to M&T, result in the deferred obligations under such agreement, which constituted, in the aggregate, approximately $4,800 at December 31, 2009, becoming accelerated and immediately due and payable.  Also listed as an event of default under the loan agreement with ComVest is a default with respect to any other of our indebtedness exceeding $100, if the effect of such default would permit the lender to accelerate the maturity of such indebtedness.

We defaulted on certain obligations under the amended ComVest loan agreement as a result of our failure to pay approximately $108 of accrued interest which was due and payable on February 1, 2010, our failure to pay a $60 installment of a certain modification fee which was due and payable on January 1, 2010 and the entry of a judgment against us related to a lawsuit filed by AICCO, Inc. and delivery of a judgment note in favor of AICCO, Inc. in the amount of approximately $195.  ComVest waived defaults existing under the Amended Loan Agreement as of February 10, 2010, but as a consequence of such defaults, ComVest elected to invoke the default exercise provision under the amended ComVest warrant.  As a result, we are obligated to issue to ComVest 18,670,825 shares of our common stock.  In connection with this transaction, effective April 12, 2010, ComVest owned 51% of our fully diluted common stock and approximately 56.7% of outstanding shares of our common stock.

In addition, we did not make the $166 payment of default interest owed to ComVest on March 31, 2010.  We also did not make scheduled payments of interest to ComVest on February 1, 2010, March 1, 2010 or April 1, 2010, in the aggregate amount of $635, consisting of deferred interest payments and loan modification fees that were due under the amended ComVest loan agreement, as well as the current monthly interest due from February 1, 2010 through April 1, 2010.

In September 2009, we restructured the note payable to the former shareholders of StaffBridge, referred to as the StaffBridge note, and the notes payable to the sub noteholders to provide that our future payments on such notes began on February 15, 2010 and March 31, 2010, respectively.  We did not make scheduled payments of principal and interest of $33 and $4, respectively, due to StaffBridge on February 15, 2010 or March 15, 2010.  We also did not make scheduled payments of principal and interest of $55 and $6, respectively, to the sub noteholders on March 31, 2010.  Our failure to make such payments constitutes an event of default under the amended ComVest loan agreement.  On April 14, 2010, ComVest waived the foregoing events of default.

In March, 2010, M&T notified us of the existence of events of default under the M&T restructure agreement, including our failure to comply with our covenant to collect the accounts receivable, our failure to deliver certain financial information to M&T and the existence of events of default under the amended ComVest loan agreement.  An event of default under the M&T restructure agreement would trigger a cross-default provision pursuant to the amended ComVest loan agreement, unless such default is waived in writing by ComVest.  Our obligations to M&T are subordinated to our obligations to ComVest.

If adequate funds are not available, or are not available on acceptable terms, we may not be able to repay or restructure our existing debt obligations, or obtain the necessary waivers, and we may seek protection under the federal bankruptcy laws or be forced into an involuntary bankruptcy filing.

Royalty payments received primarily from StaffChex and Select constitute a majority of our revenues, and an adverse effect on our relationship with any of these companies could cause our revenues to decrease, which will negatively impact our business, financial condition and results of operations.

The majority of our revenues are generated from royalty payments made pursuant to agreements with StaffChex, Inc., referred to as StaffChex, and Koosharem Corp. doing business as Select Staffing, referred to as Select.  For the year ended December 31, 2009, such royalty payments accounted for approximately 88% of our total revenues.  An adverse effect on our relationship with StaffChex or Select could cause our revenues to decrease, which may negatively impact our business, financial condition and results of operations.  See Part I, Item 3 “Legal Proceedings” and Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model” for a description of our dispute with Select and a notice of levy on the StaffChex royalty payments, respectively.

We may be unable to obtain additional financing to repay our existing debt obligations, which will have a material adverse impact on our liquidity and ability to continue operations.

Our ability to obtain financing depends, in part, upon prevailing capital market conditions as well as our operating results, which may negatively impact our efforts to arrange financing on satisfactory terms.

The going concern explanatory paragraph in the report of our independent auditors and the going concern note to our consolidated financial statements for the fiscal year ended December 31, 2009 indicate an absence of obvious or reasonably assured sources of future funding necessary to maintain our ongoing operations.  There is no assurance that our capital raising efforts will be able to attract the additional capital or other funds we need to sustain our operations.  The going concern explanatory paragraph in the report of our independent auditors and the going concern note may make it more difficult for us to raise capital.  If adequate funds are not available to us, or are not available on acceptable terms, we may not be able to repay our existing debt obligations.  The failure to obtain additional capital on acceptable terms will have a material adverse effect on our liquidity and ability to continue operations.  See “—We have defaulted on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due or restructure such debt obligations, and may seek, or be forced to seek, protection under the federal bankruptcy laws.”

We incurred losses for the last three years, and continued losses may negatively impact our business, ability to repay debt, financial condition and results of operations.

We incurred net losses of $3,075, $38,786 and $12,390 for the years ended December 31, 2009, 2008 and 2007, respectively.  At December 31, 2009, we had an accumulated deficit of $57,566.  If we continue to experience losses, it may negatively impact our business, ability to repay debt, financial condition and results of operations.

Our indebtedness may limit cash flow available for our operations.

On June 20, 2008, we consolidated and deferred payment on our obligations to M&T and entered into a $3,000 revolving credit facility and a $9,000 term note with ComVest.  Such debt restructuring effectively replaced M&T with ComVest as our senior lender.  On August 14, 2009, we entered into the amended ComVest loan agreement to increase the maximum availability under our revolving credit facility to $10,500 and repaid and terminated the term note through an advance from the revolving credit facility.  Amounts outstanding under the amended revolving credit facility bear interest at the rate of 12% per annum.  We are obligated to pay ComVest $166 in default interest, which was due on March 31, 2010.  We also did not make scheduled payments of interest to ComVest on February 1, 2010, March 1, 2010 or April 1, 2010 in the aggregate amount of $635, which consists of deferred interest payments that were due under the amended ComVest loan agreement as well as the current monthly interest due from February 1,  2010 through April 1, 2010.  We are also obligated to pay additional default interest for such periods in the aggregate amount of $32.  See “—We have defaulted on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due or restructure such debt obligations, and may seek, or be forced to seek, protection under the federal bankruptcy laws.”  There is no assurance that we will be able to make future scheduled payments in accordance with the amended ComVest loan agreement.

In addition, as part of restructuring our debt obligations to M&T, of which approximately $4,700 was outstanding at December 31, 2009, we agreed to pay M&T up to $3,000 in cash proceeds arising out of our accounts receivable.  At December 31, 2009, we remitted approximately $1,499 to M&T against the $3,000 receivable target.  We also agreed to pay M&T our federal and state income tax refunds, which we anticipated to be not less than $1,000.  At December 31, 2009, we remitted approximately $1,024 of federal tax refunds and approximately $91 of state tax refunds to M&T.

Our obligation to dedicate a portion of our cash flow to service our debt reduces our cash flow available for our operations.  The amount of indebtedness we have could limit our flexibility in planning for, or reacting to, changes in the markets in which we compete and require us to dedicate more cash flow to service our debt than we desire.  Subject to limitations in the amended ComVest loan agreement, we may incur additional debt in the future to finance our operations or otherwise and servicing this debt could further limit our cash flow.

If the remedial policies and procedures we have implemented are insufficient to address the identified material weaknesses in our internal control over financial reporting, our financial statements may contain material misstatements.

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

Although we believe that we addressed our material weaknesses in internal control over financial reporting and our internal control over financial reporting was effective as of December 31, 2009, we cannot guarantee that any additional material weaknesses or significant deficiencies will not arise in the future due to a failure to maintain adequate internal control over financial reporting.  In such case, our financial statements may contain material misstatements and our operating results may be adversely affected.  Any such failure could also adversely affect the results of the periodic future management evaluations and annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting.  Internal control weaknesses could also cause investors, as well as our clients and staffing suppliers, to lose confidence in our reported financial information.

If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

iLabor constitutes the major component of our business model.  In 2008, we transitioned from the temporary staffing model to our iLabor technology platform to enable our clients to procure temporary labor through a ClearPoint approved staffing supplier network.  Due to the transition of our business from the temporary staffing model to the iLabor network, for the years ended December 31, 2008 and December 31, 2009, revenues from the iLabor network constituted less than 1% and approximately 10% of our revenue, respectively.  Because it has been recently introduced, our iLabor model has not been proven in the market and there is no assurance that it will result in sustainable revenues for us.  If iLabor does not gain market acceptance, it may negatively impact our business, financial condition and results of operations.

Financial and operating covenants in our agreements with ComVest and M&T may reduce our operating flexibility, which may have an adverse effect on our business and financial condition.

The amended ComVest loan agreement related to our revolving credit facility and/or the M&T restructure agreement contain various financial covenants as well as covenants that restrict our ability to, among other matters:

•	incur other indebtedness;

•	create liens or other encumbrances on our assets;

•	enter into any merger or consolidation transaction;

•	sell, lease, assign or otherwise dispose of all or substantially all of our property, business or assets;

•	sell or assign our accounts receivable, promissory notes or trade acceptances;

•	utilize the cash proceeds arising from our accounts receivable;

•	make any investment in, or otherwise acquire or hold securities, or make loans or advances, or enter into any arrangement for the purpose of providing funds or credit;

•	make acquisitions or investments;

•	amend our organizational documents;

•	pay dividends or make other distributions on our capital stock;

•	make changes to our business model;

•	pay certain compensation to our executive officers; and

•	make capital expenditures or incur monthly operating expenses in excess of specified dollar amounts.

These restrictions may limit our ability to obtain future financing, make capital expenditures or otherwise take advantage of business opportunities that may arise from time to time. Our ability to meet the financial covenants can be affected by events beyond our control, such as general economic conditions.

In addition, pursuant to the terms of the agreements with ComVest and M&T, the failure to comply with covenants constitutes an event of default, including as a result of cross default provisions, and entitles the lenders to, among other remedies, declare the loans due and payable.  See “—We have defaulted on certain of our debt obligations.  If we continue to experience liquidity issues, we may be unable to repay our outstanding debt obligations when due or restructure such debt obligations, and may seek, or be forced to seek, protection under the federal bankruptcy laws.”

We are subject to various lawsuits, the impact of which on our financial position and results of operations is uncertain.  The inherent uncertainty related to litigation and the preliminary stage of some of these matters makes it difficult to predict the ultimate outcome or potential liability that we may incur as a result.

We are subject to various lawsuits.  See Part I, Item 3 “Legal Proceedings” for additional information related to these lawsuits.  We believe that we have several defenses to the claims raised in these matters and intend to vigorously defend them.  Due to the inherent uncertainties in litigation and because the ultimate resolution of these proceedings is influenced by factors outside of our control, we are currently unable to predict the ultimate outcome of these matters or their impact on our financial position or results of operations.  Although we accrued for certain of the liability exposures for these matters on our balance sheet, an adverse decision in these matters may result in a material adverse effect on our liquidity, capital resources and results of operations.  In addition, to the extent that our management will be required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of our management resources from our business operations and the implementation of our business strategy, which may negatively impact our financial position and results of operations.

Seasonality causes fluctuations in our revenue and operating results.

Our clients are concentrated in the technology and retail industries.  Accordingly, our liquidity and results of operations depend on the trends affecting such industries and the business cycles of these clients that impact their continued demand for temporary staffing.  Historically, we have experienced a rise in demand from our retail clients in the third and fourth quarters due to the increase in the shipment of products for the holiday season.  The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and client planning cycles.  Inclement weather can cause a slowdown in our business due to business shutdowns by our clients.  Lower demand for temporary staffing related to seasonal or other trends affecting our clients could have a material adverse effect on our revenue and operating results.

We may be unable to protect our proprietary technology and intellectual property rights or keep pace with that of our competitors.

Our success depends to a significant degree upon the protection of the intellectual property rights in our e-procurement platforms, including our software and other proprietary information and material, and our ability to develop technologies that are as good as, or better than, our competitors.  We may be unable to deter infringement or misappropriation of our software and other proprietary information and material, detect unauthorized use or take appropriate steps to enforce our intellectual property rights.  Additionally, the laws of some foreign countries do not protect our proprietary rights to the same extent as do the laws of the United States.  Our competitors could, without violating our intellectual property rights, develop technologies that are as good as, or better than, our technology.  Protecting our intellectual property and other proprietary rights can be expensive.  Any increase in the unauthorized use of our intellectual property could make it more expensive to do business and consequently harm our operating results.  Our failure to protect the intellectual property rights in our software and other proprietary information and material, or to develop technologies that are as good as or better than those of our competitors, could put us at a competitive disadvantage.  These failures could have a material adverse effect on our business.

The success of ClearPoint iLabor® depends on the continued growth in the use of the Internet and the adequacy of the Internet infrastructure.

The success of our ClearPoint iLabor® products and services is substantially dependent upon continued growth in the use of the Internet.  The number of clients using the Internet for temporary staffing purposes may not increase for a number of reasons, including:

•	actual or perceived lack of security of information or privacy protection;

•	possible disruptions, computer viruses or other damage to Internet servers or to users’ computers;

•	governmental regulation;

•	lack of access to high-speed communications equipment; and

•	increases in the cost of accessing the Internet.

As currently configured, the Internet may not support an increase in the number or requirements of users.  In addition, there have been outages and delays on the Internet as a result of damage to the current infrastructure.  The amount of traffic on our e-procurement platforms could decline materially if there are outages or delays in the future.  The use of the Internet may also decline if there are delays in the development or adoption of modifications by third parties that are required to support increased levels of activity on the Internet.  If any of the foregoing occurs, the number of clients using ClearPoint iLabor® products and services could decrease.  In addition, we may be required to spend significant capital to adapt our operations to any new or emerging technologies relating to the Internet.

If we do not respond to rapid technological changes, our services, proprietary technology and systems may become noncompetitive or obsolete.

We currently provide software and technology platforms for the procurement of temporary labor by our clients.  We utilize our proprietary software and technology solutions, including iLabor and VMS, to provide temporary staffing solutions to our clients.  For the years ended December 31, 2009 and 2008, we spent approximately $434 and $446, respectively, on software development activities related to our iLabor and VMS solutions.  If we do not invest a significant portion of our capital to continuously develop, upgrade and customize our iLabor and VMS platforms, we may be unable to compete effectively.

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

Our services are subject to various federal, state and local regulations.  For example, our services may be subject to various state and local taxing regulations.  Some or all of our services are subject to federal and state consumer protection laws and regulations prohibiting unfair and deceptive trade practices.

We are also subject to regulations applicable to businesses conducting online commerce.  Presently, there are relatively few laws specifically directed toward online services.  However, due to the increasing popularity and use of the Internet and online services, it is likely that new laws and regulations will be adopted with respect to the Internet or online services.  These laws and regulations could cover issues such as online contracts, user privacy, freedom of expression, pricing, fraud, content and quality of services, taxation, advertising, intellectual property rights and information security.  Our failure to comply with existing legislation or any new legislation affecting our services could have a material adverse effect on our business.

We operate in a highly competitive industry and may be unable to compete effectively, which may adversely impact our business, financial condition and results of operations.

We operate in a highly competitive industry in which barriers to entry are relatively low.  We will need to maintain and update our product offering to remain competitive in the industry.  Although we are not aware of any other products similar to ours currently in the light industrial market, other companies are at liberty to develop and introduce products which would compete directly with us.  To the extent that other companies have broader financial resources available to them, they may be able to bring a product to market and maintain it with more resources than we have available.  We also run the risk of large suppliers working directly with potential clients and establishing relationships that would preclude the use of our iLabor network.

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

Risks Related to Investment in Our Common Stock

Voting control by our majority stockholder limits your ability to influence the outcome of director elections and other matters requiring stockholder approval.

As of April 12, 2010, ComVest beneficially owned 56.7% of our common stock.  Accordingly, ComVest can control the election of directors and, therefore, our policies and direction.  In addition, this concentration of ownership could have the effect of preventing a change in our control or discouraging a potential acquirer from attempting to obtain control of us, which in turn could have a material adverse effect on the market price of our common stock or prevent our stockholders from realizing a premium over the market price for their shares of common stock.  See “—Anti-takeover provisions to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.”

Quotation of our common stock on the Pink Sheets® will adversely affect the liquidity, trading market and price of our common stock and our ability to raise capital.

Because we have deregistered our common stock under the Exchange Act, we are no longer subject to the reporting requirements of the Securities and Exchange Commission and our common stock is no longer quoted on The OTC Bulletin Board.  Our common stock is now quoted on the Pink Sheets® operated by Pink OTC Markets Inc.  The quotation of our common stock on the Pink Sheets® may reduce the price and liquidity of our common stock.  In addition, the quotation of our common stock on the Pink Sheets® may materially adversely affect our ability to raise capital on terms acceptable to us or at all.

Our common stock may be subject to the “penny stock” rules of the Securities and Exchange Commission, which make transactions in our stock cumbersome and may reduce the value of an investment in our common stock.

Under the rules of the SEC, “penny stock” means, for the purposes relevant to us, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions.  As of April 12, 2010, the last reported sale price per share of our common stock was $0.01, and trading in shares of our common stock may be subject to “penny stock” rules.

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

The stock market in general and the market for technology-related stocks in particular has been highly volatile.  As a result, the market price of our common stock is likely to be similarly volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects.  During 2008, the price of our common stock ranged from a high of $2.94 to a low of $0.03.  During 2009, the price of our common stock ranged from a high of $0.40 to a low of $0.01.  We believe that many factors, including several which are beyond our control, have a significant effect on the market price of our common stock and could cause the market price of our common stock to decline.  These factors include, but are not limited to, those listed in this “Risk Factors” section and the following:

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

Issuance of shares of our common stock upon the exercise of our options and warrants may cause significant dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and could potentially reduce the market value of our common stock.

As of April 12, 2010, 32,922,789 shares of our common stock were outstanding.  We have reserved 2,750,000 shares of common stock in connection with our 2006 Long Term Incentive Plan, referred to as our 2006 plan, under which options to purchase 638,100 shares of common stock were outstanding as of April 12, 2010.  We have also reserved approximately 2,657,500 shares of common stock for issuance in connection with previously issued warrants that are exercisable into common stock, including: 82,500 shares issuable upon the exercise of the warrants issued to the sub noteholders; 1,500,000 shares issuable upon the exercise of warrants issued to M&T; and 175,000 shares issuable upon the exercise of warrants issued to XRoads Solutions Group, LLC, referred to as XRoads; and 900,000 shares for issuance to Blue Lake Rancheria, referred to as Blue Lake.

Should existing holders of options or warrants exercisable into shares of our common stock exercise such securities into shares of our common stock, it may cause dilution of equity interests of existing holders of common stock, reduce the proportionate voting power of existing holders of common stock and reduce the value of our common stock and outstanding warrants.

Anti-takeover provisions to which we may be subject may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to our stockholders.

Anti-takeover provisions in the General Corporation Law of the State of Delaware, or GCL, our certificate of incorporation, and our Amended and Restated Bylaws, referred to as our bylaws, could hinder or delay a change in control of our company, including transactions in which holders of common stock might otherwise receive a premium over the market price of their shares at the time of the transaction.  For example, our certificate of incorporation establishes a classified or “staggered” board of directors, which means that only approximately one third of our directors is required to stand for election at each annual meeting of our stockholders.  Our certificate of incorporation authorizes us to issue 60,000,000 shares of common stock and 1,000,000 shares of “blank check” preferred stock.  No shares of preferred stock were outstanding as of April 12, 2009.  Under our certificate of incorporation, our board of directors may issue additional shares of common stock or issue preferred stock convertible into shares of common stock, which could significantly dilute the ownership of a potential acquirer.  Also, pursuant to our bylaws, it may be difficult for the potential acquirer to call a special meeting of our stockholders because only a majority of the board of directors, our Chief Executive Officer, Chairman, or Secretary acting at the request of the stockholders owning a majority of our capital stock entitled to vote may call a special meeting of stockholders.  For a discussion of the anti-takeover effect of the voting control by our majority stockholder, see “—Voting control by our majority stockholder may limit your ability to influence the outcome of director elections and other matters requiring stockholder approval.”

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

We are subject to contractual limitations on the payment of dividends under the amended ComVest loan agreement, the M&T restructure agreement, and the GCL.  As a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding year.  Under applicable Delaware case law, dividends may not be paid on our common stock if we become insolvent or the payment of dividends will render us insolvent.  We do not pay, and we do not anticipate paying, any cash dividends on the common stock in the foreseeable future.  Therefore, any gains on your investment in our common stock will depend on increases in the stock price, which may or may not occur.

Item 1B.  Unresolved Staff Comments.

Not applicable.

Item 2.  Properties.

The headquarters of ClearPoint are located at 1600 Manor Drive, Suite 110, Chalfont, PA 18914. ClearPoint leases approximately 5,500 square feet and pays a monthly fee of $12, with its lease expiring on May 31, 2010.

Item 3.  Legal Proceedings.

Temporary Services Insurance Ltd.

On September 21, 2007, TSIL, which claimed to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, initiated the TSIL litigation in the U.S. District Court in Florida against ALS, Advantage Services Group, LLC, certain officers and shareholders of ALS and Advantage Services Group, LLC, as well as certain other third party companies, collectively referred to as the ALS defendants, alleging that it was owed at least $2,161 in unpaid insurance assessments, as well as other requested damages, from the ALS defendants.  Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL litigation, controls KOR Capital, LLC, referred to as KOR, a former franchisee of ClearPoint.

ClearPoint was also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including Advantage Services Group II, LLC, referred to as ASG II, in February 2007, for which it paid a portion of the purchase price at closing to the ALS defendants, through ALS.  It was alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL.  TSIL requested in its complaint that its damages be satisfied from the assets transferred to ClearPoint.  Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing.

The court in the TSIL litigation entered an order dated February 22, 2008, referred to as the TSIL order, requiring ClearPoint not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.  On or about June 20, 2008, in connection with ALS’ agreement to subordinate the ALS note to certain lenders of ClearPoint, the ALS parties and ClearPoint agreed, among other things, as follows:

•
That the ALS parties acknowledge their obligation to indemnify ClearPoint in connection with the TSIL litigation, subject to certain sections of the purchase agreement governing ClearPoint’s acquisition the assets and liabilities of ALS, referred to as the ALS purchase agreement;

•	That the ALS parties shall be responsible for ClearPoint’s attorney’s fees incurred in the TSIL litigation from June 20, 2008, not to exceed $300;

•
That the ALS parties and ClearPoint shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL litigation, and that following such dismissal, ClearPoint shall cooperate as reasonably requested by the ALS parties in connection with the TSIL litigation including consenting in connection with a request to lift the TSIL order, or otherwise permit payment to the ALS parties in accordance with the terms of the ALS purchase agreement and ALS note; and

•
In addition, ClearPoint agreed not to assert its right to set off from the ALS note any other amounts in connection with the TSIL litigation until such time (if at all) as a final judgment is entered against ClearPoint in the TSIL litigation, or the amount of TSIL’s claims against ClearPoint are liquidated by settlement or otherwise.

Both TSIL and ClearPoint filed motions for summary judgment and, on March 26, 2010, the court granted ClearPoint’s motion for summary judgment in its favor.

Select Staffing

On September 1, 2009, Select filed a complaint in the Superior Court of California (Santa Barbara County) against ClearPoint alleging that ClearPoint failed to pay Select pursuant to the Select subcontract since August 2009 and that ClearPoint failed to perform certain obligations under the Select subcontract.  On December 30, 2009, that complaint was dismissed with prejudice by mutual agreement of the parties.

For additional information regarding the Select license agreement and the Select subcontract, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model.”

XL Specialty Insurance Company

On November 10, 2008, XL Specialty Insurance Company, referred to as XL, filed a complaint in the Supreme Court of the State of New York (New York County), and, on December 9, 2008, XL filed an amended complaint, referred to as the XL complaint, alleging that, among other things, XL issued workers’ compensation insurance policies to ClearPoint Advantage, LLC, a wholly owned subsidiary of CPR and referred to as CP Advantage, during 2007 and CP Advantage failed to make certain payments with regard to claims made against CP Advantage under the policies and maintain collateral required by the insurance policy documents.  XL seeks to recover from ClearPoint, as a guarantor of CP Advantage’s obligations under the insurance policies,  approximately  $745, in the aggregate, in connection with certain claims against and pursuant to the collateral obligations of, CP Advantage.  XL, in addition to damages, seeks pre-judgment interest, attorneys’ fees, costs and expenses and such other relief deemed proper by the court.   CPR filed its answer in this matter on February 17, 2009 and contends that a third party is liable for the payments under the insurance policies pursuant to an agreement governing the sale of HRO.   XL filed a motion for summary judgment on March 31, 2010.

AICCO, Inc.

On November 18, 2008, AICCO, Inc., referred to as AICCO, filed a complaint the Court of Common Pleas of Bucks County, Pennsylvania against ClearPoint, referred to as the AICCO litigation, alleging that AICCO agreed to finance premiums of certain insurance policies procured by ClearPoint pursuant to a certain premium finance agreement among AICCO and ClearPoint.  AICCO claimed that ClearPoint breached the terms of such agreement by failing to make certain installment payments and sought damages of approximately $167, together with interest and attorney’s fees and costs.  ClearPoint joined two additional defendants on January 23, 2009.  ClearPoint contended that the joined defendants were liable for the installment payments pursuant to an agreement governing the sale of HRO.  ClearPoint alleged breach of contract against the joined defendants and sought contribution and indemnification from such parties in this matter.

On June 2, 2009, AICCO filed a motion for summary judgment against ClearPoint and on July 2, 2009, ClearPoint filed its opposition to such motion, and filed a cross-motion for summary judgment against the additional defendants.  On July 29, 2009, the additional defendants filed their opposition to ClearPoint’s cross-motion, and filed a motion for summary judgment against ClearPoint.  On July 31, 2009, AICCO replied to ClearPoint’s opposition to AICCO’s motion for summary judgment.  On August 27, 2009, ClearPoint filed its opposition to the additional defendants’ motion for summary judgment.

On December 23, 2009, ClearPoint and AICCO entered into a Settlement Agreement and Release, referred to as the AICCO settlement.  Pursuant to the AICCO settlement, ClearPoint agreed to pay AICCO an aggregate amount of $190 in full and final settlement of all claims relating to the AICCO litigation.  ClearPoint agreed to pay such amount as follows: (i) four monthly installment payments of $15, the first of which was paid on December 29, 2009, and will continue on the 15th day of each month thereafter, including March 15, 2010, followed by (ii) 12 monthly installment payments of $11, commencing on April 15, 2010.  As of April 12, 2010, ClearPoint is current on all payments owed pursuant to the AICCO settlement.

In the event ClearPoint fails to make any payment due under the AICCO settlement, after AICCO provides ClearPoint with prior written notice and five days’ opportunity to cure, judgment may be entered against ClearPoint in the amount of approximately $195, together with an interest rate of 6% per annum accruing as of the date the missed payment was due, plus costs and attorney’s fees associated with the entry and execution of such judgment, less any amounts paid under the AICCO Settlement.  Accordingly, on December 23, 2009, ClearPoint executed a Judgment Note in favor of AICCO providing for such judgment payment.

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

In addition, in December 2009, Mr. O’Donnell filed a Demand for Indemnification pursuant to the Asset Sale and Purchase Agreement dated February 23, 2007, as amended.  Mr. O’Donnell demanded that ClearPoint indemnify him for potential losses arising out of the lawsuit filed by GE Capital described below.  This litigation is currently in the discovery phase.

National Union Fire Insurance

On May 11, 2009, National Union Fire Insurance made a Demand for Arbitration on ClearPoint asserting a claim for approximately $4,158 for amounts owed for premiums, adjustments, expenses and fees associated with a workers compensation policy previously held by ClearPoint and sold as part of the sale of MVI to TradeShow.  ClearPoint complied with the demand and named an arbitrator for the proceeding.  The date of the arbitration has not yet been scheduled.

Blue Lake Rancheria

On July 14, 2009, Blue Lake Rancheria, referred to as Blue Lake, filed against ClearPoint a Complaint in the Superior Court of Humboldt County, California seeking payment of $490 under the Blue Lake note, plus accrued interest and attorneys’ fees.  The lawsuit also names Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s stockholder, as defendants.  Messrs. Traina and Ferguson formerly served as guarantors of the payment of the Blue Lake note.  ClearPoint filed a motion to dismiss the Complaint on September 14, 2009, contending that the Complaint failed to state a claim for relief and is improperly vague.  On October 5, 2009, Blue Lake filed an Amended Complaint, which ClearPoint has answered.  The case has proceeded to discovery.  ClearPoint asserts, among other things, that the release of the shares from escrow satisfies the obligation due to Blue Lake, and that Messrs. Traina and Ferguson are no longer guarantors of the payment of the Blue Lake note.

Allegiant Professional Business Services Inc.

On February 8, 2010, ClearPoint was served with a Summons and Complaint that Allegiant Professional Business Services, Inc., referred to as Allegiant, filed in the Superior Court of California, County of San Diego, Central Division on December 21, 2009.  The complaint alleged breach of contract and fraud and sought approximately $91 in damages.  On February 22, 2010, Allegiant agreed to dismiss the complaint without prejudice.  Because the state court docket did not timely reflect the dismissal, ClearPoint filed a Notice of Removal to federal court on March 2, 2010.  On March 15, 2010, the Court signed a stipulated order to dismiss without prejudice and closed the matter.

Jennifer Garcia

On August 11, 2009, Jennifer Garcia filed a complaint against ClearPoint in the Superior Court of San Francisco, California.  The Complaint alleges that Ms. Garcia was personally injured by a temporary employee of ClearPoint while they were working at a client site in August, 2006.  ClearPoint’s insurance policy provided coverage on a claims-made and reported basis subject to a retroactive date of June 29, 2006 and therefore, has denied coverage to Ms. Garcia.  Plaintiff is alleging approximately $50 in damages.  ClearPoint is currently in discussions with Ms. Garcia.

GE Capital Information Technology Solutions, Inc.

On November 10, 2009, GE Capital Information Technology Solutions, Inc., referred to as GE Capital, filed a complaint against ClearPoint in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida.  On or about January 6, 2006, ALS entered into an Image Management Plus Agreement with GE Capital.  The Complaint alleges that ALS breached the terms of the contract by failing to make the payments after February, 2008.  GE Capital accelerated the balance due pursuant to the terms of the contract.  GE Capital demands judgment against ClearPoint and ALS for damages, interest, attorney fees and other costs of approximately $15.  ClearPoint is currently reviewing the complaint.

General

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

Item 4.  (Removed and Reserved).

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to February 13, 2007, our units, common stock and warrants were quoted on The OTC Bulletin Board under the symbols “TNVAU.OB,” “TNVA.OB” and “TNVAW.OB,” respectively.  Our units, common stock and warrants were listed on Nasdaq under the symbols “CPBRU,” “CPBR” and “CPBRW,” respectively, starting February 13, 2007.  Our securities were suspended from trading on Nasdaq on September 11, 2008 as a result of our failure to comply with certain Nasdaq listing requirements, and our securities were delisted from Nasdaq effective at the opening of the trading session on November 24, 2008.  Effective September 11, 2008, our common stock was quoted on The OTC Bulletin Board under the symbol “CBPR.OB.”  Effective September 15, 2008, our units and warrants were quoted on The OTC Bulletin Board under the symbols “CBPRU.OB” and “CPBRW.OB,” respectively.  Effective April 17, 2009, our units and warrants expired.

On March 31, 2010, we filed a Form 15 with the Securities and Exchange Commission to deregister our common stock and suspend our obligation to file periodic reports under the Exchange Act, except that we have filed this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The deregistration itself is expected to be made effective within 90 days of the filing of the Form 15.  As a result of the deregistration, our common stock is no longer quoted on The OTC Bulletin Board and is now quoted on the Pink Sheets.

The following table sets forth the high and low sales prices per share of our common stock on The OTC Bulletin Board and Nasdaq, as applicable, for the periods indicated.  The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily reflect actual transactions.  On April 12, 2010, the last reported sales price of our common stock as reported on The OTC Bulletin Board was $0.01 per share.

(in dollars)	Units				Common Stock		Warrants
	High		Low		High	Low	High	Low
2009:
Fourth Quarter	—		—		0.06	0.01	—	—
Third Quarter	—		—		0.19	0.02	—	—
Second Quarter (beginning April 18, 2009)	—		—		0.30	0.04	—	—
Second Quarter (through April 17, 2009)	N/A	(1)	N/A	(1)	0.40	0.11	0.01	0.001
First Quarter	N/A	(1)	N/A	(1)	0.24	0.03	0.01	0.001
2008:
Fourth Quarter	0.12		0.10		0.24	0.02	0.01	0.001
Third Quarter (beginning September 11, 2008)	N/A	(1)	N/A	(1)	0.25	0.05	0.02	0.001
Third Quarter (through September 10, 2008)	0.50		0.25		0.52	0.09	0.04	0.001
Second Quarter	1.35		0.06		1.54	0.15	0.06	0.01
First Quarter	2.60		2.10		2.94	1.27	0.30	0.04

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

We are subject to contractual limitations on the payment of dividends under the amended ComVest loan agreement and the M&T restructure agreement.  For additional information regarding such contractual limitations, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 11 to our Consolidated Financial Statements in Part II, Item 8 “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.  In addition, as a Delaware corporation, we may not declare and pay dividends on our capital stock if the amount paid exceeds an amount equal to the surplus, which represents the excess of our net assets over paid-in-capital or, if there is no surplus, our net profits for the current and/or immediately preceding fiscal year.

Holders

As of April 12, 2010, there were 17 record holders of our common stock, solely based upon the count our transfer agent provided us as of that date and such numbers do not include:

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

The selected consolidated financial data set forth below are derived from our consolidated financial statements.  The consolidated statement of operations data for the fiscal years ended December 31, 2009, 2008, 2007, 2006 and 2005 and the consolidated balance sheet data as of December 31, 2009, 2008, 2007, 2006 and 2005 are derived from our audited consolidated financial statements and related notes of which the financial statements and notes for the fiscal years ended December 31, 2009 and 2008 are included in this Annual Report on Form 10-K.

	Fiscal Year Ended December 31, (in thousands, except per share data)
	2009	2008	2007(a)	2006	2005
Statement of Operations Data:
Revenue	$5,242	$33,496	$191,685	$113,942	$84,200
Cost of services	—	29,108	166,631	93,337	68,789
Gross profit	5,242	4,388	25,054	20,605	15,411
SG&A expense	4,831	15,559	26,705	13,550	11,025
Restructuring expense	—	1,350	2,201	—	—
Impairment of goodwill	—	16,822	—	—	—
Fixed assets impairment expense, net	5	1,022	—	—	—
Depreciation and amortization expense	628	723	10,313	2,489	2,013
Income (loss) from operations	(222)	(31,088)	(14,165)	4,566	2,373
Other income (expense)	386	(86)	(1,608)	26	(1)
Interest income	40	7	134	—	—
Interest, OID and warrant liability (expense)	(1,827)	(2,025)	(1,872)	(5,072)	(3,648)
Derivative income (expense)	(87)	34	—	—	—
Gain on restructuring of debt	—	687	—	—	—
(Loss) on sale of subsidiary	(190)	(1,294)	—	—	—
(Loss) on extinguishment of debt	(1,175)	—	—	—	—
Prepayment penalty on early retirement of debt	—	—	—	—	—
Net (loss) before income tax	(3,075)	(33,765)	(17,511)	(480)	(1,276)
Income tax expense (benefit)	—	5,021	(5,121)	945	(77)
Net (loss)	$(3,075)	$(38,786)	$(12,390)	$(1,425)	$(1,199)

Net (loss) per common share – basic and diluted	$(0.22)	$(2.84)	$(1.00)	$(0.24)	$(0.20)

	December 31,
	2009	2008	2007(a)	2006	2005
	(in thousands, except per share data)
Balance Sheet Data:
Working capital (deficit) (current assets less current liabilities)	$(19,592)	$(11,937)	$(3,188)	$9,070	$8,601
Total assets	2,559	5,081	55,277	22,253	22,388
Total long-term debt, net of current	4,872	10,306	8,523	14,965	13,927
Stockholders’ equity (deficit)	(24,986)	(21,913)	15,646	(2,714)	(1,883)

(a)
Selected financial data for the fiscal year ended December 31, 2007 were impacted by the acquisition of certain assets and assumption of certain liabilities of ALS in February, 2007.  See Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—ALS” included in this Annual Report on Form 10-K.

Our consolidated financial statements have been prepared assuming that we will continue as a going concern. However, we had a net loss of $3,075 and utilized cash of $1,751 in operating activities during the year ended December 31, 2009, and had a stockholders’ deficit of $(24,986). These factors raise substantial doubt about our ability to continue as a going concern. Our consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

Overview

ClearPoint is a workplace management solutions company.  ClearPoint focuses its services on helping companies manage their contingent labor needs.  Through the iLabor Network, ClearPoint provides services to clients ranging from small businesses to Fortune 500 companies.  The iLabor Network specializes in the highly transactional “go to work” or “on-demand” segment of the temporary labor market.  In the third quarter of 2009, ClearPoint expanded its offerings to include selective services which provide for résumé-oriented positions to be filled through the iLabor portal.  ClearPoint considers the hospitality, distribution, warehouse, manufacturing, logistics, technology, convention services, hotel chains, retail and administrative sectors among the segments best able to be served by the iLabor Network.

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

Historically, ClearPoint has funded its cash and liquidity needs through cash generated from operations and debt financing. ClearPoint incurred net losses of approximately $3,075 and $38,786 for the fiscal years ended December 31, 2009 and 2008, respectively. ClearPoint is highly leveraged and has very limited financial resources.  At December 31, 2009, ClearPoint had cash and cash equivalents of $75, $27,546 of total liabilities and accumulated deficit of approximately $57,566.

In 2008, ClearPoint defaulted on its debt obligations to M&T and had to restructure its outstanding debt obligations.  In June, 2008, ClearPoint replaced M&T with ComVest as its senior lender and entered into subordination agreements with its other lenders.

During 2009, ClearPoint defaulted on its debt obligations to ComVest.  As a consequence of such defaults, ComVest invoked the default exercise provision under an amended and restated warrant issued to ComVest.  As a result, ClearPoint is obligated to issue to ComVest 18,670,825 shares of ClearPoint’s common stock, effectively resulting in ComVest’s control of ClearPoint.

In addition, as of April 12, 2010, ClearPoint did not make scheduled payments due to ComVest and certain other creditors.  ClearPoint’s failure to make such payments constitutes an event of default under the amended ComVest loan agreement.  On April 14, 2010, ComVest waived the foregoing events of default.  See “—Liquidity and Capital Resources” for additional information regarding ClearPoint’s debt obligations and the above-mentioned defaults under such obligations.

On March 17, 2010, M&T notified ClearPoint of the existence of events of default under the M&T restructure agreement.  An event of default under the M&T restructure agreement would trigger a cross-default provision pursuant to the amended ComVest loan agreement, unless such default is waived in writing by ComVest.  ClearPoint’s obligations to M&T are subordinated to its obligations to ComVest.

As a result of its liquidity problems, as well as the absence of firm commitments for any additional financing, ClearPoint’s independent registered public accounting firm included an explanatory paragraph in its report on ClearPoint’s financial statements for the fiscal year ended December 31, 2009 regarding ClearPoint’s ability to continue as a going concern.  In addition, ClearPoint included a “going concern” note in its consolidated financial statements for the fiscal year ended December 31, 2009 (see Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

As of December 31, 2009, cash projected to be generated from operations was not sufficient to fund operations and meet debt repayment obligations for the next twelve months.  In order to meet its cash and liquidity needs, ClearPoint will be required to raise additional financing and restructure existing debt, and there is no assurance that ClearPoint will be successful in obtaining additional financing and restructuring existing debt obligations. If ClearPoint cannot generate sufficient cash from operations, raise additional financing and restructure existing debt, there is substantial doubt about the ability of ClearPoint to continue as a going concern for the next twelve months.

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

In March, 2010, ClearPoint voluntarily deregistered its common stock and, as a result, its obligation to file periodic reports with the Securities and Exchange Commission was immediately suspended, except that ClearPoint has filed this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  As a result of the deregistration, ClearPoint’s common stock is now quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities.  ClearPoint can give no assurance that trading in its stock will continue on the Pink Sheets or on any other securities exchange or quotation medium or that its common stock will be actively traded.

Application of Critical Accounting Policies and Estimates

ClearPoint’s discussion and analysis of its financial condition and results of operations are based on ClearPoint’s consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles, or GAAP. The preparation of financial statements in conformity with these principles in the United States of America requires ClearPoint to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and also affect the amounts of revenues and expenses reported for each period.

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

Revenue Recognition

ClearPoint recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectability is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. In 2008, ClearPoint transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open Internet portal based iLabor network, as well as its closed client embedded VMS system.

ClearPoint evaluated the criteria outlined in Accounting Standards Codification, referred to as ASC, Topic 605-45, Principal Agent Considerations, in determining that it was appropriate to record the revenue from the iLabor technology platform on a net basis after deducting costs related to suppliers for sourcing labor, which represent the direct costs of the contingent labor supplied, for clients. Generally, ClearPoint is not the primarily obligated party in iLabor transactions and the amounts earned are determined using a fixed percentage, a fixed-payment schedule, or a combination of the two.

Prior to 2008 and for the three months ended March 31, 2008, ClearPoint’s primary major source of revenue was the temporary placement of workers.  This revenue was recognized when earned and realizable and therefore when the following criteria had been met: (a) persuasive evidence of an arrangement exists; (b) services have been rendered; (c) the fee is fixed or determinable; and (d) collectability is reasonably assured. Revenue is recognized in the period in which services are provided based on hours worked by the workers. As a result of changes in ClearPoint’s business model, in 2008, ClearPoint recognized revenue from four major sources:

•              For the three months ended March 31, 2008, ClearPoint recorded revenue from its temporary staffing operations, permanent placement fees, and temp-to-hire fees by formerly Company-owned and franchised operations. Temporary staffing revenue and the related labor costs and payroll taxes were recorded in the period in which the services were performed. Temp-to-hire fees were generally recorded when the temporary employee was hired directly by the customer. ClearPoint reserved for billing adjustments, principally related to overbillings and client disputes, made after year end that related to services performed during the fiscal year. The reserve was estimated based on historical adjustment data as percent of sales. Permanent placement fees were recorded when the candidate commenced full-time employment and, if necessary, sales allowances were established to estimate losses due to placed candidates not remaining employed for the permanent placement guarantee period, which was typically 30-60 days;

•              During the quarter ended June 30, 2008, ClearPoint completed its transition from the temporary staffing provider model to its iLabor technology platform.  Under this new model, ClearPoint records revenue on a net fee basis after deducting costs paid to suppliers for sourcing labor for ClearPoint’s clients.  ClearPoint acts as a broker for its clients and ClearPoint’s network of temporary staffing suppliers.  Revenue from ClearPoint’s iLabor Network where it electronically procures and consolidates buying of temporary staffing for clients is recognized on a net basis;

•              ClearPoint records royalty revenues when earned based upon the terms of the agreements with Select, StaffChex and Townsend Careers, as defined below (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements); and

•              VMS revenue, which consists of management fees recognized on a net basis and recorded as the temporary staffing service is rendered to the client.

ClearPoint also recorded deferred revenue on the balance sheet as of December 31, 2009 and December 31, 2008.  This amount of deferred revenue is being recognized ratably over the term of the agreement reached with Select (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

Workers’ Compensation Reserves

Prior to February 29, 2008, ClearPoint was responsible for the workers’ compensation costs for its temporary and regular employees and was related to domestic workers’ compensation claims ($250 or $500 per claim, depending on the policy).  ClearPoint accrued the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by ClearPoint and the estimated costs of claims reported but not settled and claims incurred but not reported.  As a result of the estimated costs, ClearPoint estimated that the insurance carriers will issue rebates based on its findings.  During 2008, ClearPoint sold all of its ownership interest in HRO, its wholly owned subsidiary (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

In connection with the sale of HRO, ClearPoint sold its workers compensation insurance policies, which included both collateral and insurance premium liabilities.  AICCO was listed as one of the policies which had a premium liability.  On December 23, 2009, ClearPoint and AICCO entered into the AICCO settlement pursuant to which ClearPoint agreed to pay AICCO an aggregate amount of $190 in full and final settlement of all claims relating to the AICCO litigation.  This payment is recorded on the income statement as loss on sale of subsidiary (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

Collectibility of Accounts Receivable

ClearPoint provides an allowance for uncollectible accounts receivable based on an estimation of losses which could occur if clients are unable to make required payments. ClearPoint evaluates this allowance on a regular basis throughout the year and makes adjustments as the evaluation warrants. These allowances were $5,253 at December 31, 2009 and $5,775 at December 31, 2008. ClearPoint’s estimates are influenced by numerous factors including its large, diverse client base, which is disbursed across a wide geographical area. One (1) customer accounted for 12% of the accounts receivable balance as of December 31, 2009.  The same customer accounted for 11% of the accounts receivable balance as of December 31, 2008.     If customers’ creditworthiness deteriorates, or if actual defaults are higher than our historical experience or if other circumstances arise, ClearPoint’s estimates of the collectibility of amounts due to ClearPoint could be overstated, and additional allowances could be required, which would have an adverse impact on ClearPoint’s consolidated financial statements.

Goodwill

ASC Topic 350-20-35 “Goodwill and Other” requires that goodwill and certain intangible assets with indefinite useful lives are no longer required to be amortized but instead are subject to an impairment test performed on an annual basis or whenever events or circumstances indicate that impairment may have occurred. Intangible assets with finite useful lives continue to be amortized over their useful lives. The valuation methodologies considered include analyses of estimated future discounted cash flows at the reporting unit level, publicly traded companies multiples within the temporary staffing industry and historical control premiums paid by acquirers purchasing companies similar to ClearPoint’s. As part of the assessment, management relied on a number of factors to discount anticipated future cash flows including operating results, business plans and present value techniques. Rates used to discount cash flows are dependent upon market interest rates and the cost of capital at the valuation date. There are inherent uncertainties related to these factors and management’s judgment in applying them to the analysis of goodwill impairment. ClearPoint recorded an impairment of goodwill at March 31, 2008 of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value. This impairment related to the assignment of contracts previously serviced by ClearPoint but no longer in its control. It was therefore determined that the previously recorded goodwill could no longer be substantiated. As a result of the goodwill impairment during the quarter ended March 31, 2008, no goodwill is recognized in the consolidated balance sheet at December 31, 2009.

Income Taxes

ClearPoint accounts for income taxes in accordance with ASC Topic 740 “Income Taxes” by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in its financial statements or tax returns  Under ASC Topic 740, ClearPoint measures these expected future tax consequences based upon provisions of tax law as currently enacted. Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, ClearPoint considers all available evidence, including historical operating results and estimates of future taxable income. ClearPoint’s assessment at December 31, 2009 has resulted in a full valuation allowance being recorded against the deferred tax assets. In the event ClearPoint changes its determination as to the amount of deferred tax assets that can be realized, an adjustment to the valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made could have an adverse impact on ClearPoint’s consolidated financial statements. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact ClearPoint’s financial position or its results of operations. ClearPoint also provides a reserve for tax contingencies when it believes a probable and estimatable exposure exists.

Litigation Contingencies

ClearPoint is subject to various litigation matters which may have an adverse impact on its consolidated financial statements. An estimated settlement contingency is required when it is probable and the amount or range of amounts can be reasonably estimated. ClearPoint regularly evaluates current information available to determine whether such accruals should be adjusted or whether new accruals are required.  ClearPoint believes that as of December 31, 2009, it had adequate reserves recorded for asserted claims. Should settlements be materially different from those reserves, it could have an adverse impact on ClearPoint’s consolidated financial statements.

Seasonality

ClearPoint experiences fluctuation in revenue and operating results based on a number of factors, including, but not limited to, competition in its markets, availability of qualified personnel and the personnel demands of its clients. Historically, ClearPoint has experienced a rise in demand from its retail clients  in the third and fourth quarter due to the increase in the product volume for the holiday season. The first quarter has been traditionally the slowest quarter from a revenue perspective due to national holidays and client planning cycles. Inclement weather can cause a slowdown in ClearPoint’s business due to business shutdowns by its clients.  This revenue seasonality will also typically impact ClearPoint’s profitability as most operating expenses are spread evenly throughout the year.

Results of Operations

Summary Financial Results (000’s)

The following table summarizes select items of ClearPoint’s consolidated statement of operations for the fiscal years ended December 31, 2009 and 2008, respectively.

	Fiscal Year Ended December 31,		Percentage Change
$ (000’s)	2009	2008	‘09/’08
Net revenues	$5,242	$33,496	(84)%
Cost of services	—	29,108	N/A
Gross profit	5,242	4,388	19%
SG&A expenses	4,831	15,559	(69)%
Restructuring expense	—	1,350	N/A
Impairment of goodwill	—	16,822	N/A
Fixed assets impairment expense, net	5	1,022	(100)%
Depreciation and amortization expense	628	723	(13)%
(Loss) from operations	(222)	(31,088)	(99)%
Other income (expense)	386	(86)	(549)%
Interest Income	40	7	471%
Interest (expense) and factoring fees	(1,472)	(1,515)	(3)%
Interest, OID and warrant liability (expense)	(355)	(510)	(30)%
Derivative income (loss)	(87)	34	(356)%
Gain on restructuring of debt	—	687	N/A
Loss on extinguishment of debt	(1,175)	—	N/A
(Loss) on sale of subsidiary	(190)	(1,294)	(85)%
Net (loss) before income taxes	(3,075)	(33,765)	(91)%
Income tax expense (benefit)	—	5,021	N/A
Net (loss)	$(3,075)	$(38,786)	(92)%

Fiscal Year Ended December 31, 2009 Compared to Fiscal Year Ended December 31, 2008

The following table summarizes select items of ClearPoint’s consolidated statement of operations for the fiscal years ended December 31, 2009 and December 31, 2008:

$ (000’s)	2009	% of Revenue	2008	% of Revenue
Net revenues	$5,242	100.0%	$33,496	100.0%
Cost of services	—	—	29,108	86.9%
Gross profit	5,242	100.0%	4,388	13.1%
Selling, general and administrative expenses	4,831	92.2%	15,559	46.5%
Restructuring expense	—	—	1,350	4.0%
Impairment of goodwill and depreciation and amortization expense	633	12.1%	18,567	55.4%
(Loss) from operations	(222)	(4.2)%	(31,088)	(92.8)%
Interest (expense) and factoring fees	(1,472)	(28.1)%	(1,515)	(4.5)%
Interest (expense) of amortization of OID and warrant liability	(355)	(6.8)%	(510)	(1.5)%
(Loss) on extinguishment of debt	(1,175)	(22.4)%	—	—
Gain on restructuring of debt	—	—	687	2.1%
(Loss) on sale of subsidiary	(190)	(3.6)%	(1,294)	(3.9)%
Other income (expense)	339	6.5%	(45)	(.1)%
Net loss before income taxes	(3,075)	(58.7)%	(33,765)	(100.8)%
Income tax expense (benefit)	—	—	5,021	15.0%
Net loss	$(3,075)	(58.7)%	$(38,786)	(115.8)%

Net Revenues

ClearPoint’s revenues for the years ended December 31, 2009 and 2008 were $5,242 and $33,496, respectively, which represented a decrease of $28,254 or 84%.  This decrease was primarily due to the changes in ClearPoint’s business model.  During the year ended December 31, 2009, ClearPoint operated under its new business model, in which it acts as a broker for its clients through a network of temporary staffing suppliers.  During the year ended December 31, 2008, ClearPoint transitioned its business model from a temporary staffing provider to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network.  ClearPoint records the broker fees related to these transactions.  ClearPoint’s former contracts related to temporary staffing services were sold or subcontracted.  During 2008, ClearPoint recognized revenue from the sale or subcontracting of the former temporary staffing business as royalty fees from KOR, StaffChex, Townsend Careers, LLC and TZG Enterprises, LLC, referred to as TZG, and licensing fees from Optos Capital, LLC, referred to as Optos.  See “—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model” for a description of ClearPoint’s agreements with StaffChex and Select.  During the year ended December 31, 2009, ClearPoint recognized revenue from the sale or subcontracting of the former temporary staffing business as royalty fees from Select and StaffChex.  ClearPoint recorded $4,611 of royalty and license fees in net revenue during the year ended December 31, 2009 and $3,868 during the year ended December 31, 2008.

Cost of Services and Gross Profit

Cost of services consists of direct labor expenses for time charged directly to a client and related payroll taxes, unemployment and workers’ compensation insurance expenses, employee benefits, and other out-of-pocket expenses directly associated with the performance of the services to the client.  ClearPoint’s cost of services for the years ended December 31, 2009 and 2008 were $0 and $29,108, respectively, which represented a decrease of $29,108.  This decrease was due to the changes in ClearPoint’s business model under which all revenues are recorded on a net fee basis with no cost of sales being recorded in 2009.  Under the prior business model, revenues were recorded on a gross basis with associated cost of sales being recorded separately.  As a percentage of revenues for the years ended December 31, 2009 and 2008, ClearPoint’s gross profit was 100% and 13.1%, respectively.

Selling, General and Administrative and Expenses

ClearPoint’s selling, general and administrative (SG&A) expenses for the years ended December 31, 2009 and 2008 were $4,831 and $15,559, respectively, which represented a decrease of $10,728 or 69%.  The decrease in SG&A expenses was the result of ClearPoint’s change in the business model and related to lower personnel costs, rent, utilities and general overhead.  Overall, SG&A expenses were primarily lower as a result of a lower headcount, lower office rent and related expenses.

Restructuring Expenses

ClearPoint’s restructuring expenses for the years ended December 31, 2009 and 2008 were $0 and $1,350, respectively, which represented a decrease of $1,350.  ClearPoint initiated a restructuring program of its field and administrative operations in order to further reduce its ongoing SG&A expenses.  As part of the 2008 restructuring program, ClearPoint closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions.  There were no additional restructuring programs in 2009.

Impairment of Goodwill and Depreciation and Amortization Expense

ClearPoint’s recorded impairments of goodwill for the years ended December 31, 2009 and 2008 were $0 and $16,822, respectively, which represented a decrease of $16,822.  ClearPoint recorded an impairment of goodwill for the year ended December 31, 2008 in the amount of $16,822 based upon management’s determination that the carrying amount of the goodwill was less than its fair value.  Goodwill had a $0 balance as of December 31, 2008 and 2009.

ClearPoint’s depreciation and amortization expenses for the years ended December 31, 2009 and 2008 were $628 and $723, respectively, which represented a decrease of $95 or 13.1%.  For the year ended December 31, 2008, ClearPoint recorded an impairment charge of $1,022 related to fixed assets as a result of the termination of franchise agreements.  ClearPoint removed $1,838 of fixed assets and $816 of accumulated depreciation as a result of this impairment.   For the year ended December 31, 2009, ClearPoint recorded an impairment charge of $5 related to fixed assets as a result of newer technology relating to its display booth. ClearPoint removed $6 of fixed assets and $1 of accumulated depreciation as a result of this impairment.

Loss from Operations

ClearPoint’s loss from operations for the years ended December 31, 2009 and 2008 was $222 and $31,088, respectively, which represented a decrease in the loss of $30,866 or 99%.  The change in loss from operations was primarily due to the $10,728 reduction of SG&A expenses as described above, and because no impairment of goodwill was charged in 2009, while $16,822 was charged for the year ended December 31, 2008.

Interest, OID and Warrant Liability Expense

ClearPoint’s interest, original issue discount (OID) and warrant liability expense for the years ended December 31, 2009 and 2008 were $355 and $510, respectively, which represented a decrease of $155 or 30%.  This decrease was primarily due to the treatment of the amortization of the original issue discount and warrant expense related to the original ComVest loan agreement and the amended ComVest loan agreement in 2009, whereby approximately 48% of the original OID and warrant liability was written off in conjunction with the refinancing.

Loss on Extinguishment of Debt

For the years ended December 31, 2009 and 2008, Loss on Extinguishment of Debt was $1,175 and $0, respectively.  The August 14, 2009 amended ComVest loan agreement was accounted for as a debt extinguishment.  As a result, the unamortized debt discount related to the warrant and original issue discount in the amount of $769, the unamortized debt issue costs attributable to the ComVest term note in the amount of $259 and the modification fees paid to ComVest attributable to the retirement of the ComVest term note in the amount of $147 were recorded as a loss on extinguishment of debt.

Loss on Sale of Subsidiary

For the years ended December 31, 2009 and 2008, Loss on Sale of Subsidiary was $190 and $1,294, respectively, representing a decrease of $1,104 or 85%.  On December 23, 2009, ClearPoint and AICCO entered into the AICCO settlement.  For additional information regarding the AICCO settlement, see Part I, Item 3.  “Legal Proceedings.”  Pursuant to the AICCO settlement, ClearPoint agreed to pay AICCO an aggregate amount of $190 in full and final settlement of all claims between ClearPoint and AICCO relating to the AICCO litigation.  This workers compensation premium liability was transferred in 2008 as part of the initial recording of the loss on sale of subsidiary of $1,294.

Gain on Restructuring of Debt

For the years ended December 31, 2009 and 2008, Gain on Restructuring of Debt was $0 and $687, respectively.  ClearPoint accounted for the M&T restructure agreement pursuant to ASC Topic 470, “Accounting by Debtors and Creditors for Troubled Debt Restructurings,” which required ClearPoint to reduce the carrying amount of the old debt (M&T obligations of $10,932) by the minimum cash value of the put option of the warrants issued ($1,200) and the warrant liability of $47, determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T loan modification of $8,600 and future interest payment of $219) ASC Topic 470 also requires that the new debt be recorded as the total of future cash payments), the excess of the carrying of the remaining debt over the future cash payments of the new debt was $866, which was reduced by the unamortized deferred financed cost and current refinancing cost of $180.  As a result of the application of ASC Topic 470, ClearPoint recorded a gain of $687 ($0.05 per share), which is reflected in the consolidated statement of operations for the year ended December 31, 2008 gain on restructuring of debt of $687 as a result of the M&T restructure agreement.

Other Income or Expense

For the years ended December 31, 2009 and 2008, Other Income or (Expense) were $386 and $(86), respectively, which represents an increase of $472 or 549%.  The increase was primarily due to the recognition of $358 of other income from the insurance settlement with Sunz Insurance Company, referred to as Sunz, in 2009 versus the waiver charge by M&T incurred in the second quarter of 2008 of $100.

Net Loss

ClearPoint’s net loss for the years ended December 31, 2009 and 2008 was $3,075 and $38,786, respectively, which represented a decrease in the loss of $33,711 or 92.1%.  The change in net loss was primarily due to increased gross profit as well as the overall reduction in SG&A expenses.  The change in net loss was also a result of a number of non-cash items during the year ended December 31, 2008 relating to: debt restructuring transactions of $1,350, an impairment charge of goodwill of $16,822, an impairment charge of fixed assets of $1,022 and a recording of deferred tax assets valuation allowance of $5,021 to the provision for income taxes for deferred tax benefits recognized in prior periods.

Liquidity and Capital Resources

General

Historically, ClearPoint has funded its cash and liquidity needs through cash generated by operating activities and through various forms of debt financing.  As of December 31, 2009, cash projected to be generated from operations was not sufficient to fund operations and meet debt repayment obligations.  Based on ClearPoint’s cash position and working capital deficiency, it may need to raise additional financing and restructure existing debt in order to support its business operations.  The amount of financing required will be determined by many factors, some of which are beyond ClearPoint’s control, and may require financing sooner than currently anticipated. ClearPoint has no commitment for any additional financing or debt restructuring and can provide no assurance that such additional financing or debt restructuring will be negotiated on terms acceptable to ClearPoint, if at all.  If ClearPoint is unable to generate sufficient cash from operations or obtain additional financing and restructuring existing debt, or if such funds cannot be negotiated on terms favorable to ClearPoint, there is substantial doubt about the ability of ClearPoint to continue as a going concern (see also Note 1 of the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K).

ClearPoint’s traditional use of cash flow was for funding payroll in advance of collecting revenue, particularly during periods of economic upswings and growth and during periods in which sales are seasonally high throughout the year.  Temporary personnel were generally paid on a weekly basis while payments from clients were generally received 30 to 60 days after billing. ClearPoint’s iLabor-focused business model has essentially eliminated these funding requirements because ClearPoint’s main focus is no longer to act as the employer for the temporary personnel, but rather to be the facilitator, bringing together clients and suppliers of temporary labor, via ClearPoint’s iLabor Network. Revenue from ClearPoint’s iLabor Network where it electronically procures and consolidates buying of temporary staffing for clients nationally is recognized on a net basis. ClearPoint contracts directly with clients seeking to procure temporary staffing services through its iLabor portal. ClearPoint also contracts directly with, and purchases from, temporary staffing suppliers, the temporary placement of workers which is then subsequently resold to its clients. There is no specific fee or other payment charged to ClearPoint’s clients or suppliers in connection with their respective use of the iLabor Network.

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

Cash and Cash Equivalents and Cash Flows

The table below sets forth, for the periods indicated, ClearPoint’s beginning balance of cash and cash equivalents, net cash flows from operating, investing and financing activities and ClearPoint’s ending balance of cash and cash equivalents:

	Fiscal Year Ended December 31,
$(000’s)	2009	2008
Cash and cash equivalents at beginning of period	$960	$1,994
Cash provided by (used in) operating activities	(1,751)	4,614
Cash (used in) investing activities	(70)	(571)
Cash provided by (used in) financing activities	936	(5,077)
Cash and cash equivalents at end of period	$75	$960

Fiscal Years Ended December 31, 2009 and 2008

Net cash provided (used) by operating activities was $(1,751) and $4,614 for the years ended December 31, 2009 and 2008, respectively.  The primary change in the year ended December 31, 2009 that resulted in $1,751 of net cash used was related to (i) a book loss of $3,075; (ii) non cash items of depreciation and amortization expense of $628, a loss on extinguishment of debt $1,175, loss on disposal of fixed assets $5, a decrease in the provision for doubtful accounts of $403, a loss on sale of subsidiary of $190, an increase in consulting expenses associated with payment of warrants of $30 interest expense on original issue discount and warrant liability of $355, a loss on derivative of $87, and non-cash stock based compensation of $60; and (iii) cash items of a decrease in accounts receivable of $76 due to the change in business model and an decrease in unbilled revenue of $51, a decrease in prepaid expenses and other current assets of $129, a decrease in other assets of $61, an increase in accounts payable of $91, a decrease in accrued expenses and other accrued liabilities of $66, a decrease in accrued restructuring costs of $90, and a decrease in unbilled of $50, a decrease in deferred revenue of $992 and a decrease in retirement benefits due of $62.

The primary change in the year ended December 31, 2008 that resulted in $4,614 of net cash provided was due to (i) a book net loss of $38,786; (ii) non cash items of a deferred tax of $5,007, refundable federal income tax of $1,024, depreciation and amortization expense of $18,567 largely due to the write down of goodwill and fixed assets, a loss on sale of subsidiary  $1,294, an increase in the provision for doubtful accounts of $2,596, an increase in the provision for franchise receivables of $1,639, an increase in expenses associated with issuance of warrants of $58, an increase on M&T restructure forgiveness of debt of $866, the issuance of stock of $387, interest expense converted to note payable of $92, interest expense on original issue discount and warrant liability of $510, a gain on derivative of $34, and non-cash stock based compensation of $49; and (iii) cash items of a decrease in accounts receivable of $13,701 due to the change in business model and an decrease in unbilled revenue of $2,037, a decrease in prepaid expenses and other current assets of $107, an increase in other assets of $626, a decrease in accounts payable of $155, a decrease in accrued expenses and other accrued liabilities of $3,341, a decrease in accrued restructuring costs of $582,  an increase in deferred revenue $1,992 and a decrease in retirement benefits due of $56.

Net cash used in investing activities was $(70) and $(571) for the years ended December 31, 2009 and 2008, respectively.  The primary uses of cash for investing activities for the year ended December 31, 2009 were the purchase of equipment, furniture and fixtures of $45 and an increase in restricted cash of $25.  The primary uses of cash for investing activities for the year ended December 31, 2008 were the purchase of equipment, furniture and fixtures of $571.

Net cash provided by (used in) financing activities was $936 and $(5,077) for the years ended December 31, 2009 and 2008, respectively. The primary activities in the year ended December 31, 2009 were repayments of long term debt of $635, repayments of ComVest long term debt of $7,654, repayments of ComVest Revolving credit facility of $6,930, borrowings against ClearPoint’s revolving credit facility of $16,222, and fees incurred in refinancing $68.  The primary activities in the year ended December 31, 2008 were the net borrowings from ComVest on the revolving credit facility of $1,530 with repayment of $530 and the borrowing from the ComVest term loan of $8,000 with repayments of $1,346, the repayment of the M&T term loan of $2,641, the repayment to M&T on the revolving credit facility of $8,747, repayment of Blue Lake in the amount of $600 and fees incurred due to the refinancing transaction with ComVest of $693, proceeds from the issuance of common stock to TerraNova Partners L.P., referred to as TerraNova Partners, of $100 and repayments of other notes payable of $150.

Debt Restructuring – M&T and ComVest

M&T

On February 23, 2007, pursuant to a credit agreement, referred to as the M&T credit agreement, ClearPoint entered into credit facilities with M&T consisting of a $20,000 revolving credit facility, referred to as the M&T revolver, expiring in February 2010 and a $3,000 term loan, referred to as the M&T term loan, expiring in February 2012.  In July 2007, ClearPoint amended the M&T credit agreement to increase the M&T term loan to $5,000 in the first amendment to the M&T credit agreement. On March 21, 2008, ClearPoint entered into the second amendment to M&T credit agreement, dated as of March 21, 2008, among ClearPoint and M&T. Pursuant to the second amendment, the M&T credit agreement was amended, among other matters, as follows: (i) the aggregate amount of the revolving credit commitments was gradually reduced from $20,000 to $15,000 at March 21, 2008 and $4,000 at June 30, 2008; (ii) the applicable margin, which is a component of the interest rate calculations, was increased to (a) 3.5% and 1.25% for any revolving credit loan that is a “eurodollar loan” and a “base rate loan”, respectively (as defined in the M&T credit agreement), and (b) 4.5% and 2.25% for any M&T term loan that is a eurodollar loan and a base rate loan, respectively; (iii) the applicable commitment fee percentage, which is included in the calculations of commitment fees payable by ClearPoint on the amount of the unused revolving credit commitments, was increased to 0.25%; and (iv) the covenants related to the ratios of total debt or senior debt, as applicable, to modified earnings before interest, taxes, depreciation and amortization, or EBITDA, were amended to lower the ratios as of September 30, 2008.

On April 14, 2008, ClearPoint entered into a waiver, referred to as the M&T waiver, to the M&T credit agreement. Pursuant to the M&T waiver, the required lenders under the M&T credit agreement waived compliance with certain financial covenants set forth in the M&T credit agreement for the period ended December 31, 2007. In connection with the M&T waiver, ClearPoint paid a $100 fee to M&T. ClearPoint was not in compliance with the financial and reporting covenants at March 31, 2008. ClearPoint did not receive a waiver for such non-compliance from M&T. On May 9, 2008, ClearPoint received a letter from M&T indicating, among other matters, that the principal amount of revolving credit loans outstanding under the M&T credit agreement shall be limited to a maximum amount of $7,300 for the period ended May 16, 2008.

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

ClearPoint and M&T entered into the M&T restructure agreement dated June 20, 2008 pursuant to which the parties agreed to: (i) consolidate the certain obligations owing to M&T, referred to as the M&T obligations, (ii) reduce the carrying amount of the consolidated obligations from $10,900, which consisted of the M&T revolver and M&T term loan of approximately $7,000 and $3,900, respectively (net of additional cash payments made during negotiations), to $8,600, (iii) subordinate the M&T obligations to the obligations owing to ComVest, referred to as the ComVest obligations, and (iv) permit ClearPoint to repay the M&T obligations on a deferred term basis. The M&T restructure agreement provides that on the earlier of the first day of the calendar month following ClearPoint’s full satisfaction of the ComVest obligations or January 1, 2011, referred to as the obligations amortization date, ClearPoint shall repay a total of $3,000 in principal amount, referred to as the M&T deferred obligations, to M&T in 36 equal monthly payments plus interest on the outstanding balance of such amount at a rate of 5% per annum, subject to increase to 12% per annum upon occurrence of certain agreement termination events and spring back events, as defined below. In the event of a sale of substantially all of ClearPoint’s or any subsidiary’s assets, a capital infusion or an infusion of subordinated indebtedness, ClearPoint must prepay the M&T deferred obligations by an amount equal to 25% of such proceeds as are payable to ComVest under such circumstances.

The $8,600 being paid to M&T is comprised of the following components: $3,000 note payable; guarantee of $3,000 of accounts receivable; pledging a minimum of a $1,000 tax refund, $1,000 cash payment made at the time of closing of the ComVest transactions described below; and $600 of the $1,500 certificate of deposit held by M&T.

ClearPoint issued to M&T warrants to purchase its common stock of which warrants to purchase 1,200,000 shares of common stock have an exercise price of $0.01 per share and warrants to purchase 300,000 shares of common stock have an exercise price of $1.00 per share, collectively referred to as the M&T warrants.  In accordance with ASC 480 “Distinguishing Liabilities from Equity,” the fair value of all of the M&T warrants has been classified as a liability because M&T has the right to put the warrants back to ClearPoint in exchange for a cash settlement of $1.00 per share.  ClearPoint valued the warrants at $1,247 using the Black-Scholes valuation model and the value was offset against the gain on restructuring of debt.  At December 31, 2009, ClearPoint’s consolidated balance sheet included a warrant liability of $1,203 related to the fair value of the M&T warrants.

In addition, prior to the obligations amortization date, ClearPoint must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable, referred to as the M&T accounts receivable, in an amount not less than $3,000 and (ii) existing and future federal and state income tax refunds of not less than $1,000 due or which become due to ClearPoint for any period prior to January 1, 2008. In the event such payments by ClearPoint are less than the stated minimum amounts, such shortfall will be added to the M&T deferred obligations. Excesses of either amounts paid by ClearPoint will be remitted to ClearPoint and/or applied to the M&T deferred obligations in accordance with the M&T restructure agreement. ClearPoint remitted all applicable federal and state income tax refunds to M&T required under the M&T restructure agreement.  At December 31, 2009, income tax refunds of $1,024 resulting from net operating loss carry-backs and $93 in refunds of overpayments were received by ClearPoint and remitted to M&T.  At December 31, 2009, ClearPoint remitted to M&T a total of approximately $2,500 which was comprised of approximately $1,383 applied to the $3,000 M&T accounts receivable target and $1,117 applied to the $1,000 federal and state income tax refund target.  The excess of $117 over the $1,000 tax refund target will be credited to the M&T deferred obligations.  At December 31, 2009, the outstanding balance related to the $3,000 M&T accounts receivable target was $1,500.

On March 17, 2010, ClearPoint received a letter from M&T in connection with the M&T restructure agreement.  The letter stated that it serves as a notice of existence of events of default under the M&T restructure agreement, including ClearPoint’s failure to comply with its covenant to collect the M&T accounts receiveable, ClearPoint’s failure to deliver certain financial information to M&T and the existence of events of default under the amended ComVest loan agreement.  In addition, M&T requested an explanation of ClearPoint’s efforts to collect the M&T accounts receivable, evidence that remittances from the M&T accounts receiveable were applied in accordance with the M&T restructure agreement and copies of all information furnished to ComVest pursuant to the amended ComVest loan agreement.  The letter further provided M&T reserved all of its rights, benefits and security against ClearPoint in connection with such alleged defaults, including the right to accelerate the M&T deferred obligations. An event of default under the M&T restructure agreement would trigger a cross-default provision pursuant to the amended ComVest loan agreement, unless such default is waived in writing by ComVest.  If the cross-default provision is triggered, ComVest may, among other things, declare all outstanding obligations under the amended ComVest loan agreement to be immediately due and payable.  ClearPoint’s obligations to M&T are subordinated to its obligations to ComVest pursuant to the ComVest-M&T agreement described below.

ClearPoint accounted for the M&T restructure agreement pursuant to ASC Topic 470, “Troubled Debt Restructurings by Debtors,” which required ClearPoint to reduce the carrying amount of the old debt (M&T obligations of $10,932) by the minimum cash value of the put option of the warrants issued ($1,200) and the warrant liability of $47, and determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T loan modification of $8,600 and future interest payment of $219).  ASC Topic 470, also requires that the new debt be recorded as the total of future cash payments.  The excess of the carrying amount of the remaining debt over the future cash payments of the new debt was $866, which was reduced by the unamortized deferred financed cost and current refinancing cost of $180.  As a result of the application of ASC Topic 470, ClearPoint recorded a gain of $687 ($0.05 per share), which is reflected in the consolidated statement of operations for the year ended December 31, 2008.

M&T issued (i) a certain certificate of deposit to ClearPoint in the amount of $1,500, referred to as the COD, and (ii) a certain standby letter of credit for the account of ClearPoint in favor of Ace Risk Management, referred to as the Ace letter of credit. On June 27, 2008, M&T liquidated the COD and applied $600 to ClearPoint’s outstanding obligations. To the extent M&T is required to make payments under the Ace letter of credit in excess of $900 at any time, such excess shall be added to the M&T deferred obligations. Excesses of such amount paid will be remitted to ClearPoint and/or applied to the M&T deferred obligations in accordance with the M&T restructure agreement. As of December 31, 2009 no excess was paid.  On March 17, 2010 M&T notified ClearPoint that an excess amount of $94 has been paid by M&T and has also been added to the M&T deferred obligations.

Pursuant to the M&T restructure agreement, ClearPoint must comply with various covenants while the M&T deferred obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) ClearPoint and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T, each being referred to as a spring back event. Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of ClearPoint; limitations on dividends and distributions of cash or property to equity security holders of ClearPoint and/or redemptions or purchases of capital stock or equity securities of other entities; and restrictions on collateralizing subordinated indebtedness. At December 31, 2009, ClearPoint was in compliance with all applicable covenants set forth in the M&T restructure agreement.

The M&T restructure agreement provides that ClearPoint may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake note.  For each $50 paid on account of the Blue Lake note, Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s former director, President and Secretary, shall, on a several basis, be liable as sureties for the M&T deferred obligations, each in the amount of $10, subject to an aggregate amount of each surety’s liability of $150.

The M&T restructure agreement lists various agreement termination events including, but not limited to: default in payment of principal or interest or any other obligations when due and payable under the M&T restructure agreement; default in the observance of any covenant which is not cured within 30 days; and occurrence of an event of default under the ComVest loan agreement which is not cured pursuant to the applicable grace or notice period.  Upon the occurrence of an agreement termination event, and at all times during the continuance thereof, the M&T deferred obligations are accelerated and become immediately due and payable. In addition, upon the occurrence of any spring back event, the amount equal to (a) all outstanding principal balance of the M&T obligations, together with accrued and unpaid interest thereon and costs and expenses reimbursable pursuant to the M&T credit agreement less (b) any amount received by M&T pursuant to the M&T restructure agreement on account of the M&T deferred obligations or the M&T obligations, referred to as the spring back amount, is automatically accelerated and becomes immediately due and payable. Pursuant to one of the conditions to closing the transaction with M&T, as set forth in the M&T restructure agreement, ClearPoint paid $1,000 to M&T for application to the M&T obligations.

The M&T restructure agreement does not terminate or extinguish any of the liens or security interests granted to M&T pursuant to the M&T credit agreement and related documents.

ComVest

ComVest Loan Agreement dated June 20, 2008

On June 20, 2008, ClearPoint entered into the ComVest loan agreement with ComVest. Pursuant to the ComVest loan agreement, ComVest extended to ClearPoint: (i) a secured revolving credit facility for up to $3,000, referred to as the ComVest revolver, and (ii) a term loan, referred to as the ComVest term loan and, together with the ComVest revolver, the ComVest loans, in the principal amount of $9,000, of which $1,000 is treated as an original issue discount, and ClearPoint received $8,000 in respect of the ComVest term loan.  Amortization related to the original issue discount of $1,000 amounted to $217 and $312 for the years ended December 31, 2009 and December 31, 2008, respectively.

ClearPoint also issued to ComVest a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share, referred to as the ComVest warrant. The ComVest warrant was valued at $634 and treated as a discount to the long term portion of the debt and was amortized over the life of the long term debt.  Amortization related to the warrant amounted to $138 and $198 for the years ended December 31, 2009 and December 31, 2008, respectively.  As a result of the amended ComVest loan agreement described below, and in accordance with ASC 470-50-40-17, the unamortized debt discount related to the ComVest warrant in the amount of $299 was written off as part of the loss on extinguishment of debt.

The amounts due under the ComVest revolver bore interest at a rate per annum equal to the greater of: (i) the prime rate of interest announced by Citibank, N.A. plus 2.25% or (ii) 7.25%.  The ComVest loans provided that the stated interest rates were subject to increase by 500 basis points during the continuance of an event of default under the ComVest loan agreement.

For the year ended December 31, 2009, ClearPoint remitted approximately $963 of principal and interest payments pursuant to the ComVest term loan, all of which was derived from its royalty receipts, $103 of interest payments pursuant to the ComVest revolver, all of which was derived from its operating cash.  As of December 31, 2009, ClearPoint remitted, since inception of the loan, $2,693 of principal and interest payments, pursuant to the ComVest term loan, of which $2,084 was derived from its royalty receipts and $609 was derived from its other operations and $643 of principal and interest payments, pursuant to the ComVest revolver, all of which was derived from its other operations.

In connection with the ComVest loan agreement described above, ComVest entered into a Subordination and Intercreditor Agreement, referred to as the ComVest-M&T agreement, dated June 20, 2008 with M&T. The ComVest loans issued to ClearPoint pursuant to the ComVest loan agreement effectively replaced M&T with ComVest as a senior lender of ClearPoint. Pursuant to the ComVest-M&T agreement, the parties confirmed their agreements and understandings with respect to the relative priorities of their respective claims and liens against ClearPoint. The ComVest-M&T agreement provides that, subject to certain exceptions, M&T may not receive payment on certain of the M&T obligations, as described in the ComVest-M&T agreement, or seek enforcement against the collateral securing the M&T obligations from ClearPoint or any other person, other than from Messrs. Traina and/or Christopher Ferguson pursuant to personal guarantees, until the ComVest obligations have been satisfied in full. In addition, the ComVest-M&T agreement provides for priorities with respect to the various components of collateral securing ClearPoint’s obligations to the parties and sets forth certain restrictions on the parties with respect to collection of such obligations.

ClearPoint paid to ComVest non-refundable closing fees in the amount of $530, charged to the ComVest revolving credit facility, simultaneously with funding of the amounts payable to ClearPoint under the ComVest loan agreement. In addition, ClearPoint was to pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the ComVest revolver during the preceding calendar month, up to $4.50 per month. ClearPoint utilized the proceeds of the ComVest loans to repay approximately $1,050 pursuant to the M&T restructure agreement owed to M&T and approximately $530 in closing costs and expenses.

As of June 30, 2009, ClearPoint was in default on principal installment payments due for February, 2009 through June, 2009 under the ComVest term loan in the aggregate amount of $702.  In addition, ClearPoint was in default on principal installment payments due for July, 2009 under the ComVest term loan in the aggregate amount of $439 and was in default on interest payments due for July, 2009 in the aggregate amount of $61.  ClearPoint was also in default on interest payments due for July, 2009 under the ComVest revolving credit facility in the aggregate amount of $18.  The failure to make such payments constituted events of default under the ComVest loan agreement. ClearPoint was obligated to pay a default interest rate of 500 basis points over the prevailing rate, which difference between the default rate and the prevailing rate was not paid.  On May 19, 2009, ComVest executed a waiver letter, referred to as the term loan waiver, related to the ComVest loan agreement for the periods of February, 2009 through April, 2009.  Pursuant to the term loan waiver, ComVest waived the defaults during the foregoing period, provided that ComVest reserved the right to collect at a later time, but no later than the maturity date of the ComVest term loan under the ComVest loan agreement, the increased interest ComVest was permitted to charge during the continuance of such defaults.

On August 14, 2009, in connection with entering into the amended ComVest loan agreement described below, ComVest executed a waiver letter, which waived ClearPoint’s defaults under the ComVest loan agreement from May, 2009 through August 14, 2009, including defaults under the StaffBridge note, the Blue Lake note and the sub notes described below, provided ClearPoint paid to ComVest approximately $166 (or sooner if there is a further event of default), constituting the difference between interest calculated at the default rate and at the non-default rate on the balance of the ComVest term loan and revolving credit facility of $7,100 and $2,900, respectively, under the original ComVest loan agreement.  ClearPoint has not paid the default interest payment of $166.

Amended ComVest Loan Agreement dated August 14, 2009

On August 14, 2009, ClearPoint entered into the amended ComVest loan agreement with ComVest. The amended ComVest loan agreement amended and restated the original ComVest loan agreement, as amended. Pursuant to the amended ComVest loan agreement, the maximum availability under the secured revolving credit facility, referred to as the amended ComVest revolver, was increased from $3,000 to $10,500, referred to as the amended ComVest revolver maximum. The remaining outstanding principal balances of $2,900 under the revolving credit note and $7,100 under the term loan extended by ComVest pursuant to the ComVest loan agreement were paid in full by an advance from the amended ComVest revolver, and the ComVest term loan was cancelled. In accordance with ASC 470-50-40, the August 14, 2009 debt modification was accounted for as a debt extinguishment.  As a result, the unamortized debt discount related to the ComVest warrant and original issue discount in the amount of $769, the unamortized debt issue costs attributable to the ComVest term loan in the amount of $259 and the modification fees paid to ComVest attributable to the retirement of the ComVest term loan in the amount of $147 were recorded as a loss on extinguishment of debt.

Effective as of the first business day of each of the first twelve (12) calendar weeks in each calendar quarter beginning with the calendar quarter ending March 31, 2010, the amended ComVest revolver maximum will be reduced by an amount equal to 1/12th of the amount, calculated as of the last day of the immediately preceding calendar quarter, equal to the sum of: (i) the amount (if any) by which the amended ComVest revolver maximum exceeds the amounts outstanding under the amended ComVest revolver, plus (ii) all cash and cash equivalents of ClearPoint and its subsidiaries determined in accordance with accounting principles generally accepted in the United States on a consolidated basis, minus (iii) all documented reasonable costs and expenses incurred and paid in cash by ClearPoint between August 14, 2009 and such quarter-end in connection with the registration of the resale of shares underlying the amended ComVest warrant. To the extent the amounts outstanding under the amended ComVest revolver exceed the amended ComVest revolver maximum, ClearPoint must make a payment to ComVest to reduce the amount outstanding to an amount less than or equal to the amended ComVest revolver maximum. ClearPoint may borrow under the amended ComVest revolver from time to time, up to the then applicable amended ComVest revolver maximum.

ClearPoint may request an increase in the amended ComVest revolver maximum to an aggregate amount not in excess of $11,250 minus: (i) any and all required reductions as described above, and (ii) the outstanding principal amount of any indebtedness incurred after August 14, 2009, up to a maximum principal amount outstanding of $750 minus any increase in the amended ComVest revolver maximum then in effect. To request such an increase, ClearPoint must introduce to ComVest a participant reasonably satisfactory to ComVest to participate in the advances under the amended ComVest revolver in a principal amount not less than the requested increase in the amended ComVest revolver maximum, on a pari passu basis with ComVest.

The amounts due under the amended ComVest revolver bear interest at a rate per annum equal to 12%, subject to increase by 400 basis points during the continuance of any event of default under the amended ComVest loan agreement. Subject to certain exceptions, the interest payments will be deferred as follows:

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

The amended ComVest revolver matures on December 31, 2010, subject to extension to December 31, 2011, in ComVest’s sole and absolute discretion, if ClearPoint requests the extension no earlier than September 30, 2010 and no later than October 31, 2010 and there are no continuing events of default on the originally scheduled amended ComVest revolver maturity date (which defaults may be waived in ComVest’s sole and absolute discretion).

In addition, the amended ComVest loan agreement provides that ComVest must pre-approve the hiring of all members of senior management of ClearPoint and all employment agreements or other contracts with respect to senior management.  Under the amended ComVest loan agreement, ClearPoint must make all necessary adjustments to its system of internal control over financial reporting and disclosure controls and procedures no later than December 31, 2009.

The amended ComVest loan agreement also requires ClearPoint to, subject to certain exceptions, obtain ComVest’s written consent until all obligations under the amended ComVest loan agreement have been satisfied in full in connection with certain transactions including, but not limited to, incurrence of additional indebtedness or liens on ClearPoint’s assets; sales of assets; making investments in securities or extension of credit to third parties; purchase of property or business combination transactions; declaration or payment of dividends or redemption of ClearPoint’s equity securities; payment of certain compensation to ClearPoint’s executive officers; changing ClearPoint’s business model or ceasing substantially all of its operations for a period exceeding ten days; sale of accounts receivable; amendment of ClearPoint’s organizational documents; certain transactions with ClearPoint’s affiliates; making certain capital expenditures, and incurring monthly operating expenses in excess of specified dollar amounts. In addition, beginning with the fiscal quarter ending March 31, 2010, ClearPoint must maintain certain fixed charge coverage ratios set forth in the amended ComVest loan agreement.

The amended ComVest loan agreement lists various events of default including, but not limited to: default in the payment of principal or interest under all obligations of ClearPoint under the amended ComVest loan agreement or in the observance or performance of any covenant set forth in the amended ComVest loan agreement; default of ClearPoint or any of its subsidiaries under any indebtedness exceeding $100 (excluding any amount due to Blue Lake and any litigation brought with respect to amounts owed to Blue Lake, so long as such amounts are paid solely in shares of ClearPoint’s common stock); occurrence of certain bankruptcy or insolvency events; and existence of any litigation, arbitration or other legal proceedings, other than certain specified litigation, brought by any creditors of ClearPoint or any subsidiary in an aggregate claimed amount exceeding $300.

Upon the occurrence of an event of default, and at all times during the continuance of an event of default, (i) at the option of ComVest (except with respect to bankruptcy defaults for which acceleration is automatic) all obligations of ClearPoint under the amended ComVest loan agreement become immediately due and payable, both as to principal, interest and other charges, without any requirement for demand or notice by ComVest, and bear interest at the default rates of interest as described above; (ii) ComVest may file suit against ClearPoint and its subsidiaries under the amended ComVest loan agreement and/or seek specific performance thereunder; (iii) ComVest may exercise its rights under the collateral agreement, as defined below, against the assets of ClearPoint and its subsidiaries; (iv) the amended ComVest revolver may be immediately terminated or reduced, at ComVest’s option; and (v) upon ComVest’s request, ClearPoint will provide it with immediate, full and unobstructed access to and control of its books, records, systems and other elements of its business and management.

ClearPoint’s obligations under the amended ComVest loan agreement and the amended ComVest revolver are jointly and severally guaranteed by each of its direct and indirect subsidiaries, referred to as the guarantors, pursuant to the Guaranty Agreement, dated as of June 20, 2008, referred to as the guaranty agreement, and the Reaffirmation of Guaranty, dated as of August 14, 2009, referred to as the reaffirmation of guaranty, and are secured by a security interest in all of ClearPoint’s and its subsidiaries’ assets, referred to as the collateral, as set forth in the Collateral Agreement dated June 20, 2008, referred to as the collateral agreement. Pursuant to the guaranty agreement and the reaffirmation of guaranty, in the event ClearPoint’s obligations are declared immediately due and payable, then the guarantors will, upon demand by ComVest, pay all or such portion of ClearPoint’s obligations under the amended ComVest loan agreement declared due and payable.

Upon the occurrence of an event of default under the amended ComVest loan agreement, as described above, ComVest may enforce against the guarantors their obligations set forth in the guaranty agreement. Pursuant to the collateral agreement, upon an event of default under the amended ComVest loan agreement, ComVest may exercise any remedies available to it under the Uniform Commercial Code, and other applicable law, including applying all or any part of the collateral or proceeds from its disposition as payment in whole or in part of ClearPoint’s obligations under the amended ComVest loan agreement.

In connection with the amended ComVest loan agreement, each of Messrs. Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and John G. Phillips, ClearPoint’s Chief Financial Officer, reaffirmed their respective validity guaranties previously given to ComVest on June 20, 2008, referred to as the validity guaranty, by executing a reaffirmation of validity guaranties, dated August 14, 2009, referred to as the reaffirmation of validity guaranties. The validity guaranty provides that each officer will not, intentionally or through conduct constituting gross negligence, and ClearPoint will not, through intentional acts of either Mr. Traina or Mr. Phillips or through conduct constituting gross negligence by each such officer, provide inaccurate or misleading information to ComVest, conceal any information required to be delivered to ComVest or fail to cause the collateral to be delivered to ComVest when required or otherwise take any action that constitutes fraud. In the event of a breach or violation of the obligations of Messrs. Traina or Phillips under the validity guaranty, the officer must indemnify and hold ComVest harmless from any loss or damage resulting from such breach or violation.

ClearPoint is obligated to pay ComVest modification fees in the amount of $210, charged to the amended ComVest revolver, which were payable $60 on January 1, 2010 and $50 on each of April 1, 2010, July 1, 2010 and October 1, 2010.  ClearPoint did not pay the modification fee installments due on January 1, 2010 or April 1, 2010.  In addition, on the first business day of each calendar month prior to the maturity date of the amended ComVest revolver and on the amended ComVest revolver maturity date or the earlier termination of the amended ComVest revolver, ClearPoint must pay ComVest a monthly unused commitment fee equal to 0.25% of the amount by which the amended ComVest revolver maximum exceeds the average daily outstanding principal amount of advances during the immediately preceding calendar month, charged to the amended ComVest revolver.

Change of Control Pursuant to Exercise of ComVest Warrant

In connection with the amended ComVest loan agreement, ClearPoint issued to ComVest the amended ComVest warrant, dated August 14, 2009, to purchase, in the aggregate, 2,210,825 shares of ClearPoint’s common stock.  The amended ComVest warrant provided that, upon the occurrence and during the continuation of certain events of default under the amended ComVest loan agreement, and upon five business days’ notice to ClearPoint, the amended ComVest warrant was exercisable for a number of shares of common stock that constituted 51% of ClearPoint’s fully diluted common stock at the time of exercise, referred to as a default exercise.  The exercise price of the amended ComVest warrant  related to the default exercise was $0.001 per share of Common Stock.

On February 9, 2010, ClearPoint received a notice of default from ComVest in connection with the amended ComVest loan agreement.  ClearPoint defaulted on its obligations under the amended ComVest loan agreement as a result of: (i) its failure to pay approximately $108 of accrued interest which was due and payable on February 1, 2010; (ii) its failure to pay a $60 installment of a certain modification fee which was due and payable on January 1, 2010; and (iii) the entry of a judgment against ClearPoint  related to the AICCO litigation and delivery of a judgment note in favor of AICCO in the amount of approximately $195.  Pursuant to a letter dated February 10, 2010, ComVest waived existing defaults under the amended ComVest loan agreement.

As a consequence of such defaults, ComVest elected to invoke the default exercise provision under the amended ComVest warrant.  As a result, ClearPoint is obligated to issue to ComVest 18,670,825 shares of common stock and received approximately $19 from ComVest as the exercise price.  In connection with this transaction, effective April 12, 2010, ComVest owned 51% of the ClearPoint’s fully diluted common stock and approximately 56.7% of outstanding shares of the ClearPoint’s common stock.

ClearPoint did not make scheduled payments of interest to ComVest under the amended ComVest loan agreement on February 1, 2010, March 1, 2010 or April 1, 2010, in the aggregate amount of $635, consisting of deferred interest payments and loan modification fees that were due under the amended ComVest loan agreement as well as the current monthly interest due from February 1, 2010 through April 1, 2010. In addition, ClearPoint has not made scheduled payments due on the StaffBridge note and the sub notes as described below under “—StaffBridge” and “—Notes Issued to Blue Lake and Sub Noteholders,” respectively.  ClearPoint’s failure to pay such amounts constitutes an event of default under the amended ComVest loan agreement.  As of April 12, 2010, ClearPoint’s outstanding obligations under the amended ComVest loan agreement were approximately $10,500, in addition to interest fees of approximately $1,281.  On April 14, 2010, ComVest waived the foregoing events of default.

Merger

On February 12, 2007, ClearPoint consummated the merger with Terra Nova. As a result, CPBR Acquisition, Inc., referred to as CPBR, a Delaware corporation and wholly-owned subsidiary of Terra Nova, merged with and into ClearPoint. At the closing of the merger, ClearPoint stockholders were issued an aggregate of 6,051,549 shares of Terra Nova common stock. Ten percent of the Terra Nova common stock being issued to ClearPoint stockholders at the time of the merger was placed into escrow to secure the indemnity rights of Terra Nova under the merger agreement and are governed by the terms of an escrow agreement. A further 10% of the Terra Nova common stock being issued to ClearPoint stockholders at the time of the merger was placed into escrow to be released upon finalization of certain closing conditions pursuant to the merger agreement which release has since occurred. Upon the closing of the merger, Terra Nova changed its name to ClearPoint Business Resources, Inc.

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

ALS

On February 23, 2007, ClearPoint acquired certain assets and liabilities of ALS (see Note 4 of the Notes to the Consolidated Financial Statements for the year ended December 31, 2009). The purchase price of $24,400 consisted of cash of $19,000, a note of $2,500 at an interest rate of 7%, referred to as the ALS note, shares of common stock with a value of $2,500 (439,367 shares) and the assumption of approximately $400 of current liabilities.  ALS’ stockholders may also receive up to two additional $1,000 payments in shares of common stock based on financial and integration performance metrics of ClearPoint in calendar years 2007 and 2008. No such payments have been made to date. The balance of the ALS note payable at December 31, 2009 was not repaid due to the pending litigation with TSIL.  For additional information regarding the litigation with TSIL, referred to as the TSIL litigation, see Part I, Item 3 “Legal Proceedings.”

In connection with the transaction with ComVest described above, on June 20, 2008, ClearPoint entered into a letter agreement dated June 20, 2008, referred to as the ALS agreement, with ALS and certain other parties, referred to as the ALS parties, whereby the parties agreed, among other things: (i) to execute the ALS subordination letter dated June 20, 2008, as described below; (ii) to amend the ALS note to provide for an outstanding principal amount of $2,156 (remaining principal balance of $2,023 plus accrued interest of $133), which balance was $2,284 including interest at December 31, 2009, bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the ALS subordination letter; (iii) that ClearPoint would issue 350,000 shares of common stock to ALS, referred to as the ALS shares, in accordance with the acquisition of ALS concurrently with the execution of the ALS agreement; (iv) that ALS may defend and indemnify ClearPoint in connection with the TSIL litigation and (v) that the parties will take all appropriate actions to dismiss their claims against each other in connection with the TSIL litigation.

ClearPoint presented the ALS note on the balance sheet net of other assets of $300 related to expenses for the TSIL litigation and an advance payment of $330 on the ALS note, which nets out to $1,638. On November 21, 2008, a joint stipulation for voluntary dismissal was filed with the court pursuant to which ClearPoint and ALS jointly dismissed such claims with prejudice. On December 8, 2008, the court entered an order dismissing all claims between ClearPoint and ALS with prejudice. ClearPoint valued the ALS shares issued at their fair market value as of the date of issuance of $102 and recorded that amount as expense.  ClearPoint has no future obligation to issue any additional shares of common stock to ALS.

Pursuant to a subordination letter sent by ALS to ComVest, M&T and ClearPoint dated June 20, 2008, referred to as the ALS subordination letter, ALS agreed that ClearPoint may not make and ALS may not receive payments on the ALS note, provided however, that (i) upon payment in full of all obligations under the ComVest term loan so long as ClearPoint is otherwise permitted to make such payments, ClearPoint shall make monthly interest payments on the outstanding principal balance of the ALS note and (ii) upon payment in full of the M&T obligations, ClearPoint shall make 24 equal monthly installments on the ALS note, as amended pursuant to the ALS agreement described above. The transaction did not classify as a restructuring of debt. For the years ended December 31, 2009 and 2008, ClearPoint accrued $82 and $50, respectively, in interest expense associated with the ALS note.  As of December 31, 2009, ClearPoint had $261 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS note.

StaffBridge

On August 14, 2006, ClearPoint acquired 100% of the common stock of StaffBridge for $233 in cash and the StaffBridge note in the amount of $450 due December 31, 2007. The StaffBridge note, due to former shareholders of StaffBridge, referred to as the StaffBridge shareholders, bears interest at 6% per annum and is payable quarterly. On December 31, 2007, the StaffBridge note was amended to extend the maturity date to June 30, 2008. In addition, the principal amount of the StaffBridge note was increased to $487 to include accrued interest and the interest rate was increased to 8% per annum payable in monthly installments starting January 15, 2008. ClearPoint incurred an origination fee equal to 4% of the principal amount payable in the form of 9,496 shares of common stock. As of June 30, 2008, ClearPoint did not pay any monthly interest installments pursuant to the amended StaffBridge note. The failure to pay such interest installments would permit noteholders to declare all amounts owing under the StaffBridge note due and payable. On August 13, 2008, the outstanding accrued interest of $24 was paid and ComVest waived any default related thereto effective June 30, 2008. In addition, in connection with the financing transaction with ComVest, on June 30, 2008, the StaffBridge shareholders executed a certain Debt Extension Agreement, referred to as the debt extension agreement, and entered into a subordination agreement, referred to as the StaffBridge subordination agreement, with ComVest and CPR.

Pursuant to the debt extension agreement, the StaffBridge shareholders agreed that, in connection with the receipt from ClearPoint of $150 payable for work performed by TSP 2, Inc., an entity controlled by certain StaffBridge shareholders and a contractor for ClearPoint, referred to as TSP, the StaffBridge note was amended, effective June 30, 2008, to extend the maturity date to December 31, 2008 and to reduce the outstanding principal amount to approximately $337.

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

Effective December 31, 2008, the StaffBridge note was further amended pursuant to a second Debt Extension Agreement dated December 31, 2008 to provide for the following payment schedule of the outstanding amount due under the StaffBridge note: $100 was paid on or about December 31, 2008 and the remaining balance was to be paid in four equal quarterly payments of $59, beginning on March 31, 2009 and ending on December 31, 2009. Amendment No. 1 to the ComVest loan agreement contains ComVest’s acknowledgement and consent to ClearPoint’s amendment of the payment terms and payment schedule of the StaffBridge note pursuant to the second debt extension agreement.

ClearPoint did not make the required quarterly payment to StaffBridge for the quarter ended June 30, 2009 of $59 and was also in arrears on interest payments due in the amount of $2. An event of default under the StaffBridge note triggers a cross-default provision pursuant to the ComVest loan agreement. In addition, a default under the ComVest loan agreement would trigger a cross-default provision pursuant to the M&T restructure agreement unless the default under the ComVest loan agreement is waived in writing by ComVest. On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the StaffBridge note through August 14, 2009. On September 15, 2009, the StaffBridge note was amended pursuant a Debt Extension Agreement Amendment dated September 3, 2009, pursuant to which the outstanding balance under the StaffBridge note shall be paid in monthly installments beginning February 15, 2010.  Each monthly installment payment under the StaffBridge note will be in the total amount of $17, consisting of (i) $16 with respect to the outstanding principal balance and (ii) $1 relating to accrued and unpaid interest as of August 31, 2009 and interest for the period of September 1, 2009 through January 31, 2010 calculated at the rate of 8% per annum.

ClearPoint did not make required payments due on February 15, 2010 or March 15, 2010 under the StaffBridge note, in the aggregate amount of $37, consisting of $33 in principal and $4 in interest.  The failure to pay such interest installments would permit the noteholders to declare all amounts owing under the StaffBridge note due and payable, which would also constitute a cross-default under the amended ComVest loan agreement.

Promissory Notes Issued to Blue Lake and Sub Noteholders

Blue Lake

On March 1, 2005, CPR issued the Blue Lake note to Blue Lake in the amount of $1,290 which was due March 31, 2008. Interest of 6% per annum was payable quarterly. This note has been guaranteed by Michael D. Traina and Christopher Ferguson and was primarily used to assist ClearPoint in funding its workers’ compensation insurance policy. The Blue Lake note matured on March 31, 2008. Effective March 31, 2008, CPR amended and restated the Blue Lake note and extended its maturity date under an agreement dated as of March 31, 2008, by and between CPR and Blue Lake, referred to as the Blue Lake agreement. Pursuant to the Blue Lake agreement, on April 14, 2008, CPR and Blue Lake entered into an Amended and Restated Promissory Note with a principal amount of $1,290, which was due and payable as follows: (i) $200 was paid on April 8, 2008, (ii) $50 is payable on the first business day of each calendar month for twelve consecutive months (totaling $600 in the aggregate), the first payment to occur on May 1, 2008 and the last to occur on April 1, 2009, and (iii) on April 30, 2009, CPR was obligated to pay to Blue Lake the balance of the principal amount, equal to $490, plus accrued interest. The interest rate was increased from 6% to 10% per annum. ClearPoint agreed to issue 900,000 shares, referred to as the escrow shares, of common stock in the name of Blue Lake to be held in escrow, pursuant to an escrow agreement, as security for the payment of the principal amount and interest under the Blue Lake note.

CPR did not make the required payments of: (i) $50 in January, 2009 and (ii) $490, plus accrued interest, of which $8 has been accrued as of December 31, 2009, in April, 2009 under the Blue Lake note. On May 1, 2009, ClearPoint received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that ClearPoint immediately pay a total of approximately $573.  Pursuant to the terms of the Blue Lake note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake. ClearPoint did not cure such default on or prior to May 8, 2009. On May 7, 2009, Blue Lake requested disbursement of the escrow shares and, pursuant to the escrow agreement, the escrow agent is obligated to deliver the escrow shares to Blue Lake ten calendar days after receipt of the request for disbursement.

An event of default under the Blue Lake note triggers a cross-default provision pursuant to the ComVest loan agreement. In addition, a default under the ComVest loan agreement would trigger a cross-default provision pursuant to the M&T restructure agreement, unless the default under the ComVest loan agreement is waived in writing by ComVest. On May 13, 2009, ComVest executed the Blue Lake waiver to the ComVest loan agreement, pursuant to which, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the payments due under the Blue Lake note and all remedies available to ComVest as a result of the failure to make such payments, provided that such payments due under the Blue Lake note are paid solely in escrow shares.  On July 14, 2009, Blue Lake filed a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490,000, plus accrued interest and fees. For additional information regarding this Complaint, see Part I, Item 3 “Legal Proceedings.”

On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the Blue Lake note through August 14, 2009. In addition, the amended ComVest loan agreement specifically excludes from the definition of an event of default any litigation brought in respect of the Blue Lake note, provided that and so long as payments under the Blue Lake note are paid solely in shares of ClearPoint’s common stock. See “—Debt Restructuring – M&T and ComVest—ComVest.”

Sub Noteholders

On March 1, 2005, CPR issued a 12% amended and restated note in the original principal amount of $300 due March 31, 2008 to Fergco Bros. LLC, referred to as Fergco, a New Jersey limited liability company of which Christopher Ferguson owns a 25% ownership interest.  The balance of this note payable at December 31, 2009 was $300, referred to as the $300 note.

On March 1, 2005, CPR issued 12% amended and restated notes in the aggregate original principal amount of $310 due March 31, 2008 to several ClearPoint stockholders who do not individually own 5% or more of the outstanding securities of ClearPoint and who are not members of the immediate family of any ClearPoint director or executive officer, except for $100 owed to Alyson Drew, the spouse of Parker Drew, a former director of ClearPoint.  The balance of these notes payable at December 31, 2009 was $250, referred to as the $250 notes.

Effective March 31, 2008, CPR amended and restated the $300 note and the $250 notes, collectively referred to as the sub notes, and extended their maturity dates to March 31, 2009 under the amended sub notes, dated March 31, 2008 and issued by CPR to each sub noteholder, collectively referred to as the amended sub notes.  All sums outstanding from time to time under each amended sub note bear the same interest of 12% per annum as under the sub note, payable quarterly, with all principal payable on the maturity date.  In consideration of each sub noteholder agreeing to extend the maturity date of the sub note, ClearPoint issued warrants, referred to as the initial sub note warrants, to the sub noteholders to purchase, in the aggregate, 82,500 shares of common stock, referred to as the sub note warrant shares, at an exercise price of $1.55 per share.  The initial sub note warrant was immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010.  CPR had the right in its sole discretion, to extend the maturity date of the amended sub notes to March 31, 2010, and in connection with such extension, the sub noteholders had the right to receive additional sub note warrants, referred to as the additional sub note warrants to purchase, in the aggregate, an additional 82,500 shares of common stock.

On June 20, 2008, CPR exercised its right to extend the maturity date of the amended sub notes to March 31, 2010 and, in connection with such extension, the sub noteholders received additional sub note warrants to purchase the 82,500 sub note warrant shares at an exercise price of $1.55 per share.  The additional sub note warrant is immediately exercisable during the period commencing on June 20, 2008 and ending on March 31, 2011.  The exercise price and the number of sub note warrant shares are subject to adjustment in certain events, including a stock split and reverse stock split.

In connection with the transaction with ComVest described above, ComVest entered into a Subordination Agreement dated June 20, 2008, referred to as the noteholder subordination agreement, with each of the sub noteholders and CPR.  Pursuant to the noteholder subordination agreement, the sub noteholders agreed to subordinate ClearPoint’s obligations to them under the amended sub notes to the ComVest obligations.  So long as no event of default under the ComVest loan agreement has occurred, ClearPoint may continue to make scheduled payments of principal and accrued interest when due in accordance with the sub notes, as amended.  In the case of an event of default under the ComVest loan agreement, ClearPoint may not pay and the sub noteholders may not seek payment on the sub notes, as amended, until the ComVest obligations have been satisfied in full.  The noteholder subordination agreement also sets forth priorities among the parties with respect to distributions of ClearPoint’s assets made for the benefit of ClearPoint’s creditors.

CPR did not make the required interest payments under the amended sub notes for the quarter ended June 30, 2009 in the aggregate amount of $28.  Pursuant to the terms of the amended sub notes, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from a sub noteholder.  An event of default under the amended sub notes triggers a cross-default provision pursuant to the ComVest loan agreement.  In addition, a default under the ComVest loan agreement would trigger a cross-default provision pursuant to the M&T restructure agreement unless the default under the ComVest loan agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter, which waived all of ClearPoint’s defaults under the amended sub notes through August 14, 2009.  See “—Debt Restructuring – M&T and ComVest—ComVest.”

On September 11, 14 and 15, 2009, CPR amended and restated the sub notes by issuing third amended and restated promissory notes dated September 8, 2009, referred to as the third amended sub notes, to Fergco, Alyson Drew, B&N Associates, LLC and Matthew Kingfield, respectively, for $550 in aggregate principal amount.  As of the dates of issuance of the third amended sub notes, ClearPoint was in default in the aggregate amount of $28 in past due interest under the sub notes.  Pursuant to the third amended sub notes, principal amounts shall be due and payable in monthly installments equal to 10% of the principal amount of the third amended sub notes beginning March 31, 2010. The third amended sub notes continue to bear interest at the rate of 12% per annum.  Interest due for the period of May 1, 2009 through August 31, 2009 and additional interest accruing for the period of September 1, 2009 through February 28, 2010 shall be deferred and paid in monthly installments beginning March 31, 2010.  Interest payments for the period beginning March 1, 2010 and future periods will be paid monthly, one month in arrears, beginning April 30, 2010.  CPR has the right to prepay all or any portion of the third amended sub notes from time to time without premium or penalty.  Any prepayment shall be applied first to accrued but unpaid interest and then applied to reduce the principal amount owed.  The third amended sub notes provide that CPR’s failure to make any payment of principal or interest due shall constitute an event of default if uncured for five days after written notice has been given by the sub noteholders to CPR.  Upon the occurrence of an event of default and at any time thereafter, all amounts outstanding under the third amended sub notes shall become immediately due and payable.

ClearPoint did not make payments due under the third amended sub notes on March 31, 2010 in the aggregate amount of $61, consisting of $55 in principal and $6 in interest.  The failure to pay such interest installments would permit the sub noteholders to declare all amounts owing under the third amended sub notes due and payable, which would also constitute a cross-default under the amended ComVest loan agreement.

On February 22, 2008, CPR issued promissory notes, referred to as the promissory notes, in the aggregate principal amount of $800, with $400 to each of Michael D. Traina and Christopher Ferguson in consideration for loans totaling $800 made to CPR.  The terms of the promissory notes issued to Messrs. Traina and Ferguson were identical.  The principal amount of each promissory note was $400, they bore interest at the rate of 6% per annum, which was to be paid quarterly, and they were due on February 22, 2009.  The promissory notes were subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T credit agreement.

On February 28, 2008, ClearPoint Workforce, LLC, a wholly-owned subsidiary of CPR, referred to as CPW, advanced $800, on behalf of Optos, to the provider of Optos’ outsourced employee leasing program.  The advanced funds were utilized for Optos’ payroll.  In consideration of making the advance on its behalf, Optos assumed the promissory notes, and the underlying payment obligations, issued by CPR on February 22, 2008.

On June 6, 2008, ClearPoint issued notes, referred to as the bridge notes, to each of Michael D. Traina, Parker Drew and TerraNova Partners, collectively referred to as the bridge lenders, in the principal amounts of $104, $50 and $100, respectively.  During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5 to ClearPoint.  TerraNova Partners is 100% owned by Vahan Kololian, ClearPoint’s former lead director.  Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova Partners.

The bridge notes contained identical terms.  The bridge notes were unsecured and payable on demand.  No interest accrued on the unpaid principal balance of the bridge notes until demand.  After demand, the bridge notes would bear interest at an annual rate of 5%.

On June 26, 2008, ClearPoint issued amended and restated bridge notes, referred to as the amended bridge notes, to each bridge lender.  The amended bridge notes contained identical terms and provided that (i) the principal amount of the amended bridge notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) ClearPoint had the right to repay the amended bridge notes in shares of common stock at a price equal to the closing price of the common stock on June 26, 2008.  The amended bridge notes did not contain the provision stating that the principal balance will bear interest only upon demand for payment by the bridge lender, as provided in the original bridge notes.  Mr. Drew’s amended bridge note was repaid in full and Mr. Traina was repaid $5 during the quarter ended June 30, 2008.  The balance of Mr. Traina’s loan was repaid in July 2008.  On August 12, 2008, ClearPoint’s board of directors approved the payment of the amended bridge note issued to TerraNova Partners in 204,082 shares of common stock in accordance with the terms of the amended bridge note.

Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model

HRO

On February 7, 2008, CPR entered into a purchase agreement effective as of February 7, 2008, referred to as the HRO purchase agreement, with HRO, CPR’s wholly owned subsidiary, and AMS Outsourcing, Inc., referred to as AMS.  Pursuant to the HRO purchase agreement, CPR sold all of the issued and outstanding securities of HRO to AMS for an aggregate purchase price payable in the form of an earnout payment equal to 20% of the earnings before interest, taxes, depreciation and amortization of the operations of HRO for a period of 24 months following February 7, 2008.  AMS was obligated to pay such fee in arrears on the first business day of every month.  Unpaid fees were subject to interest at a rate of 1.5% per month.  As of December 31, 2009, AMS did not pay to CPR the earnout payments required under the HRO purchase agreement.

ClearPoint ceased recording revenues related to the MVI purchase agreement and the HRO purchase agreement during the year ended December 31, 2008.

KOR

On August 30, 2007, ClearPoint entered into an agreement, referred to as the KOR agreement, with KOR, a Florida limited liability company controlled by Kevin O’Donnell, a former officer of ClearPoint, pursuant to which ClearPoint granted to KOR an exclusive right and license (i) to set up and operate, in parts of northern California and Florida, a franchise of ClearPoint’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of ClearPoint’s proprietary intellectual property.  The KOR agreement replaced the agreement between ClearPoint and KOR entered on July 9, 2007.  In consideration for the grant and license, KOR was required to pay to ClearPoint, on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations.  KOR also agreed to pay ClearPoint, on a weekly basis, a royalty equal to 50% of the net income from KOR’s operations.  Through this relationship KOR operated and managed up to twelve of ClearPoint’s former branches.  The KOR agreement was terminated on March 5, 2008 as described below.

StaffChex

On February 28, 2008, CPR entered into a purchase agreement, referred to as the StaffChex purchase agreement, with StaffChex subject to certain conditions for the completion of the transaction.  Under the StaffChex purchase agreement, StaffChex assumed certain liabilities of CPR and acquired from CPR all of the customer account property, as defined in the StaffChex purchase agreement, related to the temporary staffing services serviced by (i) KOR, pursuant to the KOR agreement dated August 30, 2007 and (ii) StaffChex Servicing, LLC, referred to as StaffChex Servicing, pursuant to an Exclusive Supplier Agreement dated September 2, 2007.  In consideration for the customer account property acquired from CPR, StaffChex issued to CPR 15,444 shares of common stock and CPR is entitled to receive an additional 15,568 shares of StaffChex common stock, pursuant to the earnout provisions set forth in the StaffChex purchase agreement, which have been met.  As a result, CPR is entitled to 31,012 (16.4%) of StaffChex’s outstanding stock, of which 15,568 shares have not yet been issued.

In addition, CPR entered into an iLabor agreement with StaffChex, referred to as the StaffChex iLabor agreement, whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to CPR a percentage, referred to as the royalty (as of December 31, 2009, the percentage was 0.75%), of StaffChex’s total collections from its total billings for temporary staffing services provided to ClearPoint’s clients through the iLabor network or otherwise.  On March 5, 2008, CPR completed the disposition of all of the customer account property related to the temporary staffing services formerly provided by StaffChex Servicing and KOR, agreements with whom were terminated on February 28, 2008 and March 5, 2008, respectively.  ClearPoint did not incur any early termination penalties in connection with such terminations.

On March 16, 2009, CPR and StaffChex entered into Amendment No. 1 to the StaffChex iLabor agreement pursuant to which the payment terms of the StaffChex iLabor agreement were restated as follows: for weekly collections of less than $1,400, the royalty is 1.25% and for weekly collections of $1,400 or more, the royalty is 2%.  If collections for a calendar year exceed $110,000, the royalty will be 1.5% for each dollar exceeding $110,000 and if such collections exceed $150,000, the royalty will be 1.25% for each dollar exceeding $150,000.  Unpaid royalties shall bear interest at the rate of 1.5% per month.  Weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4 followed by 52 weekly payments of $3 for past-due royalties owed through February 28, 2009.  Such additional payments commenced on June 3, 2009.

On September 1, 2009, StaffChex notified ClearPoint that a Notice of Levy, referred to as the levy, had been placed by the California Employment Development Department, referred to as the EDD, in the amount of $272 for payroll taxes owed by ClearPoint subsidiaries.  The levy instructed StaffChex to forward all royalty payments due to ClearPoint to the State of California until such time as ClearPoint satisfies the tax liability.  ClearPoint negotiated an Installment Agreement with the EDD pursuant to which the parties agreed that StaffChex will remit the first $25 of royalties on a monthly basis to the EDD.

As of November 18, 2009, StaffChex was delinquent on royalty payments due to CPR in the amount of $56.  On November 18, 2009, StaffChex transferred certain contracts, referred to as the StaffChex accounts, to CPR pursuant to a certain Assignment and Assumption Agreement, Option and Bill of Sale dated November 18, 2009, referred to as the StaffChex assignment agreement.  Pursuant to the StaffChex assignment agreement, CPR assumed the obligations under the StaffChex accounts, with certain exceptions, including, but not limited to, obligations relating to certain tax liabilities, payment obligations of StaffChex arising prior to November 18, 2009, liabilities related to claims arising out of events or conditions or actual or alleged violations of law occurring prior to November 18, 2009 and any liability of StaffChex based on its acts or omissions after November 18, 2009.  In consideration for the assignment of the StaffChex accounts, CPR (1) assigned its right, title and interest to 12,405 shares of StaffChex common stock to StaffChex and StaffChex agreed to reissue 18,607 shares of StaffChex common stock to CPR, referred to as the reissued StaffChex shares and (2) granted StaffChex an option to purchase the reissued StaffChex shares for a purchase price of $250 at any time prior to the earlier of (i) November 18, 2011 or (ii) the date on which CPR assigns and delivers such reissued StaffChex shares to StaffChex in accordance with the “success fee” described below.

In addition, CPR agreed to amend the StaffChex iLabor agreement to reduce the royalties.  On November 18, 2009, CPR and StaffChex entered into Amendment No. 2 to the StaffChex iLabor agreement in order to provide for payment of past-due amounts owed by StaffChex under the StaffChex iLabor agreement and to restate the payment terms thereunder effective as of November 1, 2009.  Amendment No. 2 provides that during the first full week after the transfer of the StaffChex accounts, such accounts are expected to meet or exceed minimum billings of $96 per week, referred to as the guaranteed billings.  In the event the StaffChex accounts do not meet the guaranteed billings in a given week, StaffChex will transfer such additional contracts whose billings, when added to those of the StaffChex accounts, will satisfy the guaranteed billings.  CPR may, in its reasonable discretion, accept or reject the StaffChex accounts. In addition, as of the effective date of Amendment No. 2 and through January 31, 2010, the royalties were equal to 0.75%, provided that such amount shall be payable in two portions: (i) 0.25%, to the extent not already paid by StaffChex, shall be payable weekly through January 31, 2010 and (ii) the balance of 0.50% will be deferred and paid with past-due royalties (as defined below).  Royalties owed for the period of September 28, 2009 through November 1, 2009 equaled 1.25% and were payable in weekly installments beginning March 1, 2010 through May 31, 2010, in addition to any other amounts owed pursuant to Amendment No. 2.

It is expected that for the six month period of February 1, 2010 through July 31, 2010, the average monthly billings of the StaffChex accounts will meet or exceed a minimum of $625 per month.  If such monthly billings do not meet this minimum amount, then 5% of the shortfall will be due and payable in equal installments over the 16-week period beginning September 1, 2010. Upon the date on which billings from the StaffChex accounts meet or exceed a total of $308 per week for six consecutive weeks, CPR will pay a “success fee” in the form of an immediate transfer and assignment of reissued StaffChex shares to StaffChex and the StaffChex iLabor Agreement will automatically terminate and be of no further force and effect, provided, however, that provisions relating to the payment of amounts deferred or past-due which are otherwise payable shall survive such termination.

In addition, pursuant to Amendment No. 2, StaffChex agreed to continue making scheduled weekly payments of $4 until June 1, 2011, and 52 weekly payments of $3 thereafter, for past-due royalties owed through February 28, 2009, referred to as the past-due royalties, commencing on June 1, 2011.  The failure of StaffChex to make payments due pursuant to the StaffChex iLabor Agreement constitutes a material breach.  In the event of nonpayment, StaffChex will have a 10-day cure period to make any delinquent payments.  If such payments remain outstanding following the cure period, the royalties shall revert to 1.25% and StaffChex agreed to direct its affiliated receivables factoring company to make the required payment to CPR.

Effective January 11, 2010, CPR and StaffChex entered into Amendment No. 3 to the StaffChex iLabor Agreement pursuant to which the parties agreed that the royalties shall equal 0.75% of which 0.50% shall be deferred in accordance with Amendment No. 2 until February 1, 2010.  As of April 12, 2010, StaffChex was current on payments pursuant to the StaffChex iLabor Agreement.  Additionally, StaffChex agreed to direct Wells Fargo Business Credit to pay ClearPoint $3 per week, effective January 11, 2010 in lieu of StaffChex accounts until such time as the StaffChex accounts increase to $96.  For the period of December 14, 2009 through January 8, 2010, StaffChex will pay ClearPoint 3% of actual billings for the StaffChex accounts.  All amounts due to ClearPoint shall be paid directly from Wells Fargo Business Credit on a weekly basis pursuant to a certain Account Transfer Agreement dated May 16, 2008.

TZG, Optos and Select

On August 13, 2007, ClearPoint entered into an agreement with TZG, a Delaware limited liability company controlled by J. Todd Warner, a former officer of ClearPoint, pursuant to which ClearPoint granted to TZG an exclusive right and license (i) to set up and operate a franchise of ClearPoint’s system and procedures for the operation of transportation and light industrial temporary staffing services and (ii) to use in connection with the operation certain of ClearPoint’s proprietary intellectual property.  In consideration for the grant and license, TZG was required to pay to ClearPoint, on a weekly basis, a royalty equal to 6% of all gross revenues earned by TZG from the operation.  Through this relationship, TZG operated and managed up to twenty-five of ClearPoint’s branches.  The TZG agreement was terminated on February 28, 2008, as described below.

On February 28, 2008, CPR and its subsidiary, CPW, entered into a Licensing Agreement, referred to as the Optos licensing agreement, with Optos, of which Christopher Ferguson is the sole member.  Pursuant to the Optos licensing agreement, ClearPoint (i) granted to Optos a non-exclusive license to use the ClearPoint property and the program, both as defined in the Optos licensing agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG agreement dated August 13, 2007, and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the program, which is part of the ClearPoint property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services.  With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos licensing agreement to its lender under such credit agreements.  The foregoing agreement with TZG was terminated on February 28, 2008 in connection with the Optos licensing agreement.  ClearPoint did not incur any early termination penalties in connection with such termination.

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

On April 8, 2008, CPR entered into a License Agreement dated April 8, 2008, referred to as the Select license agreement, with Select.  The initial term of the Select license agreement was for a period of six years.  Pursuant to the Select license agreement, CPR granted to Select a non-exclusive, non-transferable right and license to use the iLabor network as a hosted front-office tool.  CPR exclusively retains all right, title and interest in and to the iLabor network.  In addition, Select agreed to become a supplier of temporary personnel to third party clients through the iLabor network and to fulfill agreed-upon orders for such personnel accepted by Select through the iLabor network.  CPR also agreed to permit Select to use the iLabor network to find and select third-party, temporary personnel suppliers to fulfill orders for Select’s end-user client.  In consideration of the license granted, Select agreed to pay a non-refundable fee equal to $1,200, of which $900 was paid on April 8, 2008 and $300 was due on July 1, 2008, but was not paid.  The July payment was waived and incorporated into the Select settlement agreement described below.  Under the Select license agreement, if Select used the iLabor network to find and select third-party, temporary personnel suppliers to fulfill orders for Select’s end-user clients, then the parties would split the net amount billed to the end-user clients less the amount paid to such vendors.

Effective March 30, 2008, CPR entered into the Temporary Help Services Subcontract dated April 8, 2008, referred to as the Select subcontract, with Select.  The Select subcontract expires April 7, 2013.  Pursuant to the Select subcontract, CPR subcontracts to Select the client contracts and contract rights previously serviced on behalf of CPR by other entities, referred to as the customers.  Pursuant to the Select subcontract, the parties agree that Select will directly interface with the customers, but at no time will CPR relinquish its ownership, right, title or interest in or to its contracts with the customers, referred to as the contracts.  Subject to certain exceptions, upon expiration of the Select subcontract, CPR will abandon such rights in the contracts and Select may solicit the customers serviced under the Select subcontract.  Select is responsible for invoicing the customers and for collection of payment with regard to services provided to customers by Select.  During each one year period of the term of the Select subcontract, Select was obligated to pay CPR 10% of such year’s annual gross sales, not exceeding $36,000 annually in gross sales, generated by the client contracts as well as certain other revenue generated by location, referred to as the subcontract fee.

On July 29, 2008, Select, together with Real Time Staffing Services, Inc., referred to as Real Time, filed a complaint against ClearPoint and on August 1, 2008, Select filed an amended complaint, referred to as the Select litigation, claiming that ClearPoint owed it $1,033 for services performed and other damages.  For additional information regarding the Select litigation, see Part I, Item 3 “Legal Proceedings.”

On August 22, 2008, CPR, Real Time and Select entered into a Settlement Agreement and Release, referred to as the Select settlement agreement, pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select litigation, the Select license agreement and the Select subcontract.  Pursuant to the Select settlement agreement, the parties also agreed (i) that CPR would retain $900 paid to it under the Select license agreement; (ii) to allocate between them amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select subcontract, as described below; and (iv) that Select would file the required documents to dismiss the Select litigation with prejudice.  In addition, the parties agreed not to commence any future action arising from the claims released under the Select settlement agreement, and on August 28, 2008, the Select litigation was dismissed.

Also, pursuant to the Select settlement agreement, the parties terminated the Select license agreement effective August 22, 2008.  There were no termination penalties incurred in connection with the termination of the Select license agreement.

In connection with the Select settlement agreement, on August 22, 2008, CPR and Select entered into the first amendment to the Select subcontract, referred to as the subcontract amendment.  Pursuant to the subcontract amendment, the following changes were made to the Select subcontract:

•
The subcontract fee was amended to provide that Select would pay CPR, for 28 consecutive months, 25% of each month’s gross sales generated by the customers and contracts as well as, without duplication, sales generated by certain locations in accordance with the Select subcontract, subject to a maximum fee of $250 per month.  The payments are subject to acceleration upon occurrence of certain breaches of the Select subcontract or bankruptcy filings by Select.

•	The term of the Select subcontract was amended to provide that the term will expire upon the payment of all fees owed under the Select subcontract, as amended.

On September 1, 2009, Select filed a new complaint in the Superior Court of California (Santa Barbara County) against ClearPoint alleging that ClearPoint failed to pay Select approximately $107 pursuant to the Select subcontract since August 2009 and that ClearPoint failed to perform certain obligations under the Select subcontract.  On December 30, 2009, the complaint was dismissed with prejudice by mutual agreement of the parties.

Advisory Services Agreement

TerraNova Management Corp., an affiliate of Mr. Kololian and the manager of TerraNova Partners, referred to as TNMC, was retained to provide certain advisory services to ClearPoint, effective upon the closing of the merger with Terra Nova, pursuant to the Advisory Services Agreement between TNMC and ClearPoint, dated February 12, 2007, referred to as the initial TNMC agreement.  Pursuant to the initial TNMC agreement, TNMC provided services to ClearPoint including: advice and assistance in analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services.  Pursuant to the terms of the initial TNMC agreement, it was terminated effective February 11, 2008, however TNMC continued to provide substantially similar services under substantially similar terms to ClearPoint on a monthly basis.  No payments were accrued or paid to TNMC for January, 2008.

On June 26, 2008, ClearPoint entered into a new Advisory Services Agreement, referred to as the TNMC advisory services agreement, with TNMC in order to: (i) provide compensation to TNMC for its services since the expiration of the initial TNMC agreement and (ii) engage TNMC to provide future advisory services.  Pursuant to the TNMC advisory services agreement, TNMC is obligated to provide advice and assistance to ClearPoint in its analysis and consideration of various financial and strategic alternatives, referred to as the advisory services, however the advisory services will not include advice with respect to investments in securities or transactions involving the trading of securities or exchange contracts.  The TNMC advisory services agreement was effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then-current term.  The TNMC advisory services agreement was automatically renewed on June 26, 2009 pursuant to its terms.

ClearPoint agreed to compensate TNMC for services rendered since expiration of the initial TNMC agreement and for advisory services going forward in accordance with the rates set forth in the TNMC advisory services agreement and to reimburse TNMC for reasonable travel, lodging and meal expenses relating to the provision of the advisory services.  Monthly fees payable to TNMC pursuant to the TNMC advisory services agreement are capped at $50 per month.  Fees payable to TNMC may be paid 100% in shares of common stock, at ClearPoint’s option.  At ClearPoint’s option, 75% of the fees payable to TNMC beginning in the month of June, 2008 may be paid in shares of common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock.  Shares of common stock made as payments under the TNMC advisory services agreement are priced at the month-end closing price for each month of services rendered.  ClearPoint incurred approximately $293 in fees owing to TNMC for its services in the year ended December 31, 2008.  ClearPoint’s board of directors approved payment of $266 for the advisory services in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and, on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock.  ClearPoint recorded approximately $99 for reimbursement of expenses incurred by TNMC in connection with the advisory services provided from February, 2008 through December 31, 2009.  ClearPoint incurred approximately $15 for reimbursement of expenses incurred by TNMC for advisory services during the year ended December 31, 2009.

Agreements with Christopher Ferguson, Kurt Braun and John Phillips

On February 28, 2008, Christopher Ferguson resigned as ClearPoint’s and CPR’s director, President and Secretary in connection with the Optos licensing agreement described above.  ClearPoint and Mr. Ferguson entered into the Separation of Employment Agreement and General Release, referred to as the Ferguson separation agreement.  In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson separation agreement and his release of his claims, if any, under the Ferguson separation agreement, Mr. Ferguson was entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks.  For the years ended December 31, 2009 and December 31, 2008, Mr. Ferguson was reimbursed $9 and $12, respectively, for health insurance payments.  Pursuant to the Ferguson separation agreement, ClearPoint entered into a consulting agreement with Mr. Ferguson pursuant to which he was entitled to be paid $25 per month for twelve months.  In return, Mr. Ferguson was obligated to assist ClearPoint with matters relating to the performance of his former duties and worked with ClearPoint to effectively transition his responsibilities.  As of December 31, 2009, ClearPoint paid Mr. Ferguson approximately $58 pursuant to the consulting agreement and recorded a related party liability of $257 as of December 31, 2009 pursuant to the consulting agreement.  ClearPoint agreed to resume making payments to Mr. Ferguson in the first quarter of 2010 and recorded the short and long term portions of such obligation of $257 and $0, respectively, at December 31, 2009.  Such payments were not made to Mr. Ferguson as of April 12, 2010.

On June 20, 2008, Kurt Braun, ClearPoint’s former Chief Financial Officer, resigned effective June 20, 2008.  In connection with Mr. Braun’s resignation as ClearPoint’s Chief Financial Officer, ClearPoint and Mr. Braun entered into a Separation of Employment Agreement and General Release, referred to as the Braun separation agreement.  In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun separation agreement, his release of his claims, if any, under the Braun separation agreement, and his agreement to provide the transitional services to ClearPoint, ClearPoint agreed to, among other things: (i) pay Mr. Braun $75, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise the option to purchase 90,000 of the 140,000 shares underlying the option until March 30, 2010.  The balance of the shares underlying the option expired on June 20, 2008 in accordance with ClearPoint’s 2006 plan.  As of December 31, 2009, ClearPoint paid Mr. Braun approximately $75 as severance under the Braun separation agreement.

On June 20, 2008, John G. Phillips and ClearPoint entered into an Employment Agreement, referred to as the Phillips employment agreement.  Pursuant to the Phillips employment agreement, Mr. Phillips’ current base salary is $175 per year, which may be increased in accordance with ClearPoint’s normal compensation review practices.  On November 7, 2008, ClearPoint’s board of directors increased Mr. Phillips’ base salary to $195 effective November 10, 2008.  Mr. Phillips is also entitled to participate in any benefit plan of ClearPoint currently available to executive officers to the extent he is eligible under the provisions thereof, and ClearPoint will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family.  Mr. Phillips is entitled to receive short- and long-term disability insurance, and is entitled to three weeks of paid time off per year.  Mr. Phillips may be entitled to discretionary bonuses as determined by ClearPoint’s Chief Executive Officer, the board of directors and the Compensation Committee of the board of directors.  On August 20, 2008, Mr. Phillips was granted a stock option to purchase 50,000 shares of common stock.  The option vests in three equal annual installments beginning August 20, 2009 and expires August 20, 2018.  The exercise price of the option is $0.30 per share.

Agreement with XRoads Solutions

On January 13, 2009, ClearPoint entered into the XRoads agreement.  Pursuant to the XRoads agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as ClearPoint’s Interim Chief Operating Officer, referred to as the XRoads engagement.  In such capacity, Mr. Delle Donne had direct responsibility over ClearPoint’s day to day operations and reported to Michael D. Traina, ClearPoint’s Chief Executive Officer.  XRoads was required to submit bi-weekly oral or written progress reports to ClearPoint’s board of directors.  The term of the XRoads agreement commenced on January 13, 2009 and continued until May 13, 2009.  Effective May 14, 2009, the XRoads agreement was amended pursuant to Amendment No. 1 dated May 18, 2009, referred to as the XRoads amendment.  Pursuant to the XRoads amendment, the term of the XRoads agreement was extended to run from May 14, 2009 through August 13, 2009, referred to as the XRoads extension.  The XRoads agreement provided that either ClearPoint or XRoads could terminate the XRoads agreement at any time with at least 30 days prior written notice.  On July 6, 2009, ClearPoint sent such thirty-day termination notice to XRoads.  The XRoads agreement and Brian Delle Donne’s services as ClearPoint’s Interim Chief Operating Officer were terminated effective August 7, 2009.

ClearPoint paid XRoads $50 per month for each of the first four months of Mr. Delle Donne’s services.  The terms and conditions of the original XRoads agreement which were not affected by the XRoads amendment remained in full force and effect during the XRoads extension.  ClearPoint agreed to pay XRoads $45 per 30 day period of the XRoads extension.  During the fiscal year ended December 31, 2009, pursuant to the XRoads agreement, ClearPoint paid XRoads a total of $290 and the $10 retainer for reimbursement of expenses.  Any amounts not paid when due pursuant to the XRoads agreement bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.

ClearPoint accrued an aggregate of $39 pursuant to the XRoads agreement, consisting of $37 in fees related to services provided by XRoads, $1 in accrued interest and $1 in reimbursement of expense. On November 18, 2009, ClearPoint and XRoads entered into a Settlement Agreement and Mutual Release, referred to as the XRoads settlement, relating to the payment of amounts due under the XRoads agreement. Pursuant to the XRoads settlement, ClearPoint agreed to pay XRoads, in full and complete satisfaction and settlement of all obligations under the XRoads agreement, the sum of $40, which was paid in full to XRoads in six weekly installments beginning December 4, 2009 and ending January 8, 2010.  In consideration for the payment of such amounts, ClearPoint and XRoads agreed to release each other from all claims related to the XRoads agreement.  In addition, ClearPoint issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share, exercisable through December 31, 2010 in connection with the expiration of the XRoads agreement on May 13, 2009.  In connection with the XRoads extension, ClearPoint issued an additional warrant to purchase up to 75,000 shares of common stock the exercise price of $0.29 per share, exercisable through April 30, 2011.

Warrants and Unit Purchase Option Issued in 2005 Public Offering

As a result of the 2005 public offering, there were 11,040,000 common stock purchase warrants issued and outstanding at the beginning of the year ended December 31, 2009, which included warrants that were part of the outstanding units.  Each warrant entitled the holder to purchase one share of common stock at an exercise price of $5.00 per share commencing on February 12, 2007 (the completion of the merger with Terra Nova).  Such warrants expired on April 17, 2009 according to their terms.  In connection with the 2005 public offering, an option was issued for $100 to the representative of the underwriters to purchase 240,000 units at an exercise price of $9.90 per unit with each unit consisting of one share of common stock and two common stock purchase warrants.  In addition, the warrants underlying such units were exercisable at $6.65 per share.  The option expired on April 17, 2009 according to its terms.

Income Taxes

As of December 31, 2009, ClearPoint had a current and long term deferred tax asset of $0.  Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting.  ClearPoint is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, ClearPoint historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. ClearPoint determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary

Contingencies and Litigation

ClearPoint is involved in various litigation matters.  For a description of such matters, see Note 18 to the Notes to Consolidated Financial Statements and Part I, Item 3 “Legal Proceedings.”  ClearPoint has accrued for some, but not all, of these matters where payment is deemed probable and an estimate or range of outcomes can be made.  An adverse decision in a matter for which ClearPoint has no reserve may result in a material adverse effect on its liquidity, capital resources and results of operations. In addition, to the extent that ClearPoint’s management has been required to participate in or otherwise devote substantial amounts of time to the defense of these matters, such activities would result in the diversion of management resources from business operations and the implementation of ClearPoint’s business strategy, which may negatively impact ClearPoint’s financial position and results of operations.

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

Recent Accounting Pronouncements

Recently Adopted Standards

In September 2009, ClearPoint adopted ASC 105-10-05, which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for ClearPoint in the third quarter of 2009. The adoption of ASC 105-10-05 impacted ClearPoint’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on ClearPoint’s consolidated results of operations and financial condition.

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; and restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Adoption of the standard did not have a significant impact on ClearPoint’s financial position and results of operations; however, any business combination entered into after the adoption may significantly impact ClearPoint’s financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies.

In February 2009, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard effective January 1, 2009 did not have an impact on ClearPoint’s financial position and results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. ClearPoint adopted the standard on January 1, 2009.

In April 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset  Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. ClearPoint adopted the standard on January 1, 2009. ClearPoint does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In June 2008, the FASB issued new guidance regarding the classification of financial instruments that are indexed to a company’s own stock.  The new guidance revised the criteria for determining whether an instrument is indexed to a company’s own stock and the resultant accounting treatment of those instruments.  The new guidance is effective for annual periods beginning after December 15, 2008.  The adoption of this new guidance on January 1, 2009 did not have a material impact on ClearPoint’s consolidated financial statements.

In November 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”.  The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008.  ClearPoint adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. ClearPoint does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by ClearPoint in the second quarter of 2009.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by ClearPoint in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on ClearPoint’s consolidated results of operations and financial condition.

In April 2009, the FASB issued an accounting standard codified within ASC Topic 320, “Investments – Debt and Equity Securities.”   This standard provides a framework to perform another-than-temporary impairment analysis, in compliance with GAAP, which determines whether the holder of an investment in a debt or equity security, for which changes in fair value are not regularly recognized in earnings, should recognize a loss in earnings when the investment is impaired.  Additionally, this standard amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements.   The standard is effective for interim reporting periods ending after June 15, 2009.  ClearPoint adopted this standard during the quarter ended June 30, 2009.  The adoption did not have a material impact on ClearPoint’s consolidated financial statements.

In May 2009, the FASB issued an accounting standard codified within ASC 855 “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by ClearPoint in the second quarter of 2009.   In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and ClearPoint adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on ClearPoint’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  ClearPoint adopted the ASU in the fourth fiscal quarter of 2009.  The adoption of the ASU did not have a material impact on ClearPoint’s consolidated results of operations and financial condition.

Standards Issued But Not Yet Adopted

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for ClearPoint would be January 1, 2009.  ClearPoint does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. ClearPoint does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. ClearPoint is currently evaluating the impact of the adoption of these ASUs on the its consolidated results of operations or financial condition.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.  Financial Statements and Supplementary Data.

The following is a summary of the unaudited quarterly financial information for the fiscal years ended December 31, 2009 and 2008:
	2009 – Quarter Ended (unaudited)
	($ in thousands, except per share data)
	December 31,	September 30,	June 30,	March 31,
Revenue	$1,299	$1,355	$1,351	$1,237
Cost of Services	—	—	—	—
Gross Profit	1,299	1,355	1,351	1,237
Selling, general and administrative expenses	963	1,343	1,335	1,190
Restructuring expense (reductions)		—	—	—
Impairment of goodwill	—	—	—	—
Loss on disposal of fixed assets	—	—	—	5
Depreciation and amortization expense	90	158	158	222
Income (loss) before income taxes	246	(146)	(142)	(180)
Other income (expense)	—	—	358	28
Interest Income ( expense)	33	3	2	2
Interest, OID and warrant liability (expense)	(291)	(590)	(511)	(435)
Derivative Income (expense)	(85)	42	9	(53)
Gain (loss) on sale of subsidiary	(190)	—	—	—
Loss on extinguishment of debt	—	(1,175)	—	—
Net loss before income taxes	(287)	(1,866)	(284)	(638)
Income tax expense (benefit)	—	—	—	—
Net (loss) income	$(287)	$(1,866)	$(284)	$(638)
Net (loss) per share	$(0.03)	$(0.13)	$(0.02)	$(0.04)

	2008 – Quarter Ended (unaudited)
	($ in thousands, except per share data)
	December 31,	September 30,	June 30,		March 31,
Revenue	$2,764	$3,221	$3,292		$24,220
Cost of Services	1,371	2,084	2,910		22,744
Gross Profit	1,393	1,137	382		1,476
Selling, general and administrative expenses	1,623	1,986	6,392		5,558
Restructuring expense (reductions)	(750)	—	—		2,100
Impairment of goodwill	—	—	—		16,822
Fixed assets impairment expense, net	—	—	—		1,022
Depreciation and amortization expense	219	219	163		122
Income (loss) before income taxes	301	(1,068)	(6,173)		(24,148)
Other income (expense)	(284)	(1)	300		(101)
Interest Income ( expense)	(5)	12	—		—
Interest, OID and warrant liability (expense)	(578)	(541)	(358)		(548)
Derivative Income	8	26	—		—
Gain on restructuring of debt	—	—	687		—
Gain (loss) on sale of subsidiary	—	—	600		(1,894	) (2)
Net loss before income taxes	(558)	(1,572)	(4,944)		(26,691)
Income tax expense (benefit)	14	—	—		5,007
Net (loss)	$(572)	$(1,572)	$(4,944	)(2)	$(31,698)
Net (loss) per share	$(0.04)	$(0.11)	$(0.37)		$(2.40)

(1)	Includes gain of restructuring of debt and gain on sale of subsidiary.

(2)	Includes the loss on the sale of subsidiary.

Net income (loss) per share is computed independently for each quarter presented. Therefore, the sum of the quarterly net income (loss) per share figures in 2009 and 2008 does not necessarily equal to the total computed for the entire year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
ClearPoint Business Resources, Inc. and Subsidiaries
Chalfont, Pennsylvania

We have audited the accompanying consolidated balance sheet of ClearPoint Business Resources, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ClearPoint Business Resources, Inc. and Subsidiaries as of December 31, 2009, and the results of its operations and its cash flows for year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements as of and for the year ended December 31, 2009 have been prepared assuming that the Company will continue as a going concern.  As disclosed in Note 1 to the consolidated financial statements, the Company’s recurring losses from operations, net working capital deficiency, stockholders’ deficit, debt covenant violations, and inability to generate sufficient cash flow to meet its obligations and sustain its operations raise substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also disclosed in Note 1 to the consolidated financial statements.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As disclosed in Note 19 to the consolidated financial statements, the Company filed Form 15 with the Securities and Exchange Commission on March 31, 2010 to deregister the Company’s common stock and suspend the Company’s obligation to file periodic reports under the Securities Exchange Act of 1934.

/s/ ASHER & COMPANY, Ltd.

Philadelphia, Pennsylvania
April 15, 2010

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

/s/Parente Randolph, LLC

Parente Randolph, LLC
Morristown, New Jersey
April 13, 2009

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS
-ASSETS-
	December 31,
	2009	2008
CURRENT ASSETS
Cash and cash equivalents	$74,551	$960,145
Accounts receivable, net of allowance for doubtful accounts of $5,252,759 and $5,774,921 at December 31, 2009 and 2008, respectively	872,329	1,073,420
Unbilled revenue	76,734	127,685
Notes receivable - StaffChex	251,906	—
Prepaid expenses and other current assets	115,083	217,882
Refundable federal income tax	—	26,128
TOTAL CURRENT ASSETS	1,390,603	2,405,260
EQUIPMENT, FURNITURE AND FIXTURES, net	591,403	1,296,689
INTANGIBLE ASSETS, net	83,333	133,333
DEFERRED FINANCING COSTS, net	175,838	536,444
NOTES RECEIVABLE, long term	275,661	—
RESTRICTED CASH	25,000	—
OTHER ASSETS	17,550	709,404
TOTAL ASSETS	$2,559,388	$5,081,130

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS—(Continued)
-LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)-

	December 31,
	2009	2008
CURRENT LIABILITIES
Current portion of long-term debt	$13,100,585	$5,950,209
Accounts payable	2,816,409	2,725,659
Accrued expenses and other current liabilities	3,668,912	4,080,875
Current portion of retirement benefit payable	84,420	146,900
Current portion of deferred revenue	1,000,438	996,104
Current portion of accrued restructuring costs – related party	256,709	256,709
Current portion of accrued restructuring costs	55,134	186,055
TOTAL CURRENT LIABILITIES	20,982,607	14,342,511
ACCRUED RESTRUCTURING COSTS, net of current	40,834	—
LONG-TERM DEBT, net of current	4,872,097	10,306,054
OTHER LIABILITIES	126,250	—
LIABILITY FOR WARRANTS ISSUED	1,388,393	1,213,433
DEFERRED REVENUE, net of current	—	996,104
RETIREMENT BENEFIT PAYABLE, net of current	135,646	135,646
TOTAL LIABILITIES	27,545,827	26,993,748

Commitments and contingencies
STOCKHOLDERS’ EQUITY (DEFICIT)
Preferred stock, $.0001 par value, authorized 1,000,000 shares; none issued	—	—
Common stock, $.0001 par value (60,000,000 shares authorized December 31, 2009 and 2008; 14,251,964 shares issued and outstanding, December 31, 2009; 14,251,964 shares issued and outstanding, December 31, 2008.)	1,425	1,425
Additional paid in capital	32,578,031	32,576,500
Accumulated deficit	(57,565,895)	(54,490,543)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(24,986,439)	(21,912,618)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$2,559,388	$5,081,130

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years ended December 31,
	2009	2008
REVENUE	$5,241,706	$33,496,240
COST OF SERVICES	—	29,107,840
GROSS PROFIT	5,241,706	4,388,400
SELLING, GENERAL AND ADMINISTRATIVE EXPENSES	4,831,488	15,559,077
RESTRUCTURING EXPENSE	—	1,349,944
DEPRECIATION AND AMORTIZATION	627,941	723,275
IMPAIRMENT OF GOODWILL	—	16,821,586
LONG LIVED ASSETS IMPAIRMENT AND ABANDONMENT	4,708	1,022,210
(LOSS) FROM OPERATIONS	(222,431)	(31,087,692)
OTHER INCOME (EXPENSE)
Interest income	39,866	10,670
Interest expense and factoring fees	(1,472,023)	(1,515,010)
Interest expense of amortization of OID and warrant liability	(355,135)	(509,532)
Mark to market gain (loss) on Derivative Instruments	(86,529)	33,813
Gain on restructuring of debt	—	686,797
Other income (expense)	386,225	(89,375)
(Loss) on sale of subsidiary	(190,000)	(1,294,220)
Loss on extinguishment of debt	(1,175,325)	—
TOTAL OTHER INCOME (EXPENSE)	(2,852,921)	(2,676,857)
LOSS BEFORE INCOME TAX (BENEFIT) EXPENSE	(3,075,352)	(33,764,549)
INCOME TAX (BENEFIT) EXPENSE	—	5,021,192
NET LOSS	$(3,075,352)	$(38,785,741)
NET LOSS PER COMMON SHARE
Basic and Diluted	$(0.22)	$(2.84)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING	14,251,964	13,644,900
Basic and Diluted

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	(Deficit)	(Deficit)
Balance as of January 1, 2008	13,208,916	$1,321	$31,349,176	$(15,704,802)	$15,645,695
Issuance of common stock in connection with the amendment of the ALS Note	350,000	35	101,465		101,500
Issuance of common stock in connection with the amendment of the StaffBridge note	9,496	1	19,469		19,470
Issuance of warrants to ComVest related to the restructuring of debt			634,000		634,000
Issuance of warrants to sub debt holders in connection with amending the maturity dates of the sub debt			50,000		50,000
Issuance of warrants to sub debt holders in connection with an additional amendment extension of the due dates of maturity dates of the sub debt			7,616		7,616
Issuance of common stock in exchange for payment of advisory services and repayment of bridge loan to TNMC	683,552	68	365,931		365,999
Issuance of stock options	—	—	48,843	—	48,843
Net loss	—	—	—	(38,785,741)	(38,785,741)
Balance as of December 31, 2008	14,251,964	$1,425	$32,576,500	$(54,490,543)	$(21,912,618)
Issuance of warrants as payment for advisory service	—	—	30,333	—	30,333
Reclassification of ComVest warrants to liabilities	—	—	(88,431)	—	(88,431)
Stock based compensation	—	—	59,629	—	59,629
Net loss	—	—	—	(3,075,352)	(3,075,352)
Balance as of December 31, 2009	14,251,964	$1,425	$32,578,031	$(57,565,895)	$(24,986,439)

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss)	$(3,075,352)	$(38,785,741)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deferred income taxes (benefit)	—	5,007,180
Depreciation and amortization	627,941	723,275
Loss on extinguishment of debt	1,175,325	—
Long lived assets impairment and abandonment	4,708	1,022,210
Impairment of goodwill	—	16,821,586
Provision for (reduction in) doubtful accounts	(402,542)	2,596,030
Provision for franchise receivables	—	1,638,879
Loss (gain) on sale of subsidiary	190,000	1,294,220
Issuance of warrants	—	57,616
Consulting expense paid in warrants	30,333	—
Stock based compensation	59,629	48,843
Gain on M&T restructuring forgiveness of debt	—	(866,480)
Issuance of stock	—	120,970
Issuance of stock to related party	—	266,000
Interest expense converted to note payable	—	92,248
Interest expense – original issue discount and warrant liability	355,135	509,532
Mark to market (gain) loss on derivative instruments	86,529	(33,813)
Changes in operating assets and liabilities:
Decrease in accounts receivable	76,066	13,701,356
Decrease in unbilled revenue	50,951	2,036,647
Decrease in prepaid expenses and other current assets	128,927	106,864
Refundable federal income taxes	—	1,023,872
(Increase) decrease in other assets	61,100	(625,743)
Increase (decrease) in accounts payable	90,750	(154,866)
(Decrease) in accrued expense and other current liabilities	(66,073)	(3,340,689)
Increase (decrease) in deferred revenue	(991,770)	1,992,210
(Decrease) in accrued restructuring costs	(90,086)	(581,838)
(Decrease) in retirement benefits payable	(62,480)	(55,504)
Total adjustments to net loss	1,324,443	43,400,605
Net cash provided by (used in) operating activities	(1,750,909)	4,614,864
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of equipment, furniture and fixtures	(44,968)	(571,078)
(Increase) in restricted cash	(25,000)	—
Net cash (used in) investing activities	(69,968)	(571,078)
CASH FLOWS FROM FINANCING ACTIVITIES
(Repayments) of long-term debt	(634,795)	(11,988,209)
Proceeds from issuance of ComVest debt	—	8,000,000
(Repayments) of ComVest term note	(7,654,010)	(1,345,991)
Borrowings on revolving credit facility – ComVest	16,221,523	1,530,000
(Repayments) on revolving credit facility - ComVest	(6,929,654)	(530,000)
Net (repayments) on notes payable — other	—	(150,000)

	Years ended December 31,
	2009	2008
Proceeds from issuance of common stock	—	100,000
Fees incurred in refinancing	(67,781)	(693,082)
Net cash provided by (used in) financing activities	935,283	(5,077,282)
Net increase (decrease) in cash and cash equivalents	(885,594)	(1,033,496)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	960,145	1,993,641
CASH AND CASH EQUIVALENTS AT END OF YEAR	$74,551	$960,145

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS—(Continued)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

	Years ended December 31,
	2009	2008
Cash paid during the year for:
Interest	$589,383	$1,460,508
Income taxes	$—	$—
Cash received during the year for:
Income taxes	$—	$1,023,872

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

	Years ended December 31,
	2009	2008
Non cash transactions:
ComVest Warrants issued and amortizable Original Issue Discount	$—	$634,000
ComVest financing and amortizable Original Issue Discount Income taxes	$—	$1,000,000
ALS accrued interest converted to note payable	$—	$40,413
ComVest accrued interest and fees converted to note payable	$91,192	$—
ALS accrued interest converted to note payable	$630,754	$—
Settlement of alliance lawsuit – offset fixed assets against accrued expenses	$400,000	$—

See notes to consolidated financial statements.

CLEARPOINT BUSINESS RESOURCES, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — GOING CONCERN:

Historically, ClearPoint Business Resources, Inc. (“ClearPoint” or the “Company”) has funded its cash and liquidity needs through cash generated from operations and debt financing. At December 31, 2009, the Company had an accumulated deficit of $57,565,895 and working capital deficiency of $19,592,004.  For the year ended December 31, 2009, the Company incurred a net loss of $3,075,352.  Although the Company restructured its debt and obtained new financing in the third quarter of 2009, cash projected to be generated from operations may not be sufficient to fund operations and meet debt repayment obligations during the next twelve months. In order to meet its future cash and liquidity needs, the Company may be required to raise additional financing or restructure its existing debt. There is no assurance that the Company will be successful in obtaining additional financing or restructuring of its existing debt. If the Company does not generate sufficient cash from operations, raise additional financing or restructure existing debt, there is substantial doubt about the ability of the Company to continue as a going concern. On February 9, 2010, as a consequence of certain defaults under the Amended Loan Agreement with ComVest, ComVest exercised the default exercise provision under the Amended ComVest Warrant.  As a result, ComVest now beneficially owns a majority of the Company’s common stock (see Note 11 – Debt Obligations).  The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 — ORGANIZATION AND BASIS OF PRESENTATION:

The accompanying consolidated financial statements of the Company and its wholly owned subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission (“SEC”).

ClearPoint provides comprehensive workforce management technology solutions throughout the United States, including its iLabor technology platform (“iLabor” or the “iLabor Network”), vendor management services (“VMS”) and staff augmentation programs. Since its inception, the Company has enhanced its platform through organic growth and the integration of acquisitions.  Prior to fiscal year 2008, ClearPoint provided various temporary staffing services as both a direct provider and as a franchisor. During the year ended December 31, 2008, ClearPoint transitioned its business model from a temporary staffing provider through a network of branch-based offices or franchises to a provider that manages clients’ temporary staffing needs through its open Internet portal-based iLabor Network. Under the new business model, ClearPoint acts as a broker for its clients and network of temporary staffing suppliers using iLabor. The Company derives its revenues from fees related to iLabor technology, royalty fees related to contracts entered into under the previous business model and VMS fees. All core operations are centralized at its offices in Chalfont, Pennsylvania.

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

(a) Basis of Presentation:

The accompanying consolidated financial statements include the accounts of ClearPoint and its wholly owned subsidiaries ClearPoint Resources, Inc. and Emgate Solutions, LLC.   All significant inter-company transactions and balances have been eliminated.

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

(c) Revenue Recognition:

The Company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is fixed or determinable, and collectability is reasonably assured. Revenue earned but not billed is recorded and accrued as unbilled revenue. In 2008, the Company transitioned from a short and long term temporary staffing provider through a network of branch based offices to a provider that manages clients’ temporary staffing spend through its open Internet portal based iLabor network, as well as its closed client embedded VMS system.

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

The Company also recorded deferred revenue on the balance sheet as of December 31, 2009 and December 31, 2008.  This amount of deferred revenue is being recognized ratably over the term of the agreement reached with Select (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

One (1) customer accounted for 12% and another customer for 76% of the revenue for the year ended December 31, 2009.  The same customers accounted for 3% and 5% of the revenue, respectively, for the year ended December 31, 2008.

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

(e) Vendor Managed Services Receivables and Payables:

The Company manages networks of temporary service providers (“vendors”) on behalf of clients and receives a fee for this service. The Company’s obligation to pay the vendor is conditioned upon receiving payment from the client for services rendered by the vendor’s personnel. As the right of offset between client and vendor does not exist, the receivable from the client which is included in accounts receivable, and payable to the vendor, which is included as a liability, are not offset and are recorded on a gross basis. Included in the Company’s accounts receivable at December 31, 2009 and 2008 was VMS receivables of $756,275 and $1,154,716, respectively. Included in the Company’s accounts payable at December 31, 2009 and 2008 was VMS payables of $1,279,531 and $291,153, respectively.

(f) Workers’ Compensation:

Prior to February 29, 2008, the Company was responsible for the workers’ compensation costs for its temporary and regular employees and was related to domestic workers’ compensation claims ($250,000 or $500,000 per claim, depending on the policy). The Company accrued the estimated costs of workers’ compensation claims based upon the expected loss rates within the various temporary employment categories provided by the Company and the estimated costs of claims reported but not settled and claims incurred but not reported.  As a result of the estimated costs, the Company estimated that the insurance carriers will issue rebates based on their findings. During 2008, the Company sold all of its ownership interest in its wholly owned subsidiary, ClearPoint HRO, LLC (“HRO”) (see Note 4 – Business and Asset Acquisitions and Dispositions and Licensing Agreements).

In connection with the sale of HRO, the Company sold its workers compensation insurance policies, which included collateral as well as insurance premium liabilities.  AICCO, Inc. (“AICCO”) was listed as one of the insurance policies which the Company owed.  As a result of the sale of HRO, this liability was transferred and assumed by AMS Outsourcing, Inc. and remained unpaid.  On December 23, 2009, the Company and AICCO entered into a Settlement Agreement and Release pursuant to which the Company agreed to pay AICCO an aggregate amount of $190,000 in full and final settlement of all claims relating to certain litigation involving AICCO (see Note 18 – Litigation).  This payment is recorded on the income statement as loss on sale of subsidiary.

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

(h) Intangible Assets:

The Company’s identifiable intangible asset with a definitive life is comprised of a covenant not to compete, which is amortized on a straight-line basis over its expected useful life of five (5) years.

(i) Goodwill:

In accordance with ASC Topic 350-20-35, goodwill was not amortized and was assigned to specific reporting units and reviewed for possible impairment at least annually or more frequently upon the occurrence of an event or when circumstances indicate that the reporting unit’s carrying amount of goodwill is greater than its fair value. As a result of the change in the Company’s business model in 2008 and the loss of cash flows related to the prior business model, the Company determined that an impairment of goodwill existed during 2008 and recognized an impairment charge of $16,821,586.  As of December 31, 2008, goodwill was fully impaired.

(j) Advertising Expense:

The Company expenses advertising costs in the period in which they are incurred. Advertising expenses for the years ended December 31, 2009 and 2008 were $31,674 and $127,980, respectively.

(k) Deferred Financing Costs:

Deferred financing costs consist of legal, banking, and other related fees that were capitalized in connection with obtaining various loans and are being amortized over the life of the related loan. Deferred financing costs of $175,838 at December 31, 2009 and $536,444 at December 31, 2008 were net of accumulated amortization of $65,584 and $197,002, respectively. On August 14, 2009, the Company entered into a modification of the ComVest Term Loan and Revolver that was accounted for as a debt extinguishment.  As a result of the debt extinguishment, the unamortized balance of the deferred financing costs attributable to the ComVest term loan in the amount of $258,991 were written off and included in the loss on extinguishment of debt.

Amortization of financing costs for the years ended December 31, 2009 and 2008 was $232,395 and $211,510, respectively.

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

The Company utilizes a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies).  The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes.  The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement.  For the years ended December 31, 2009 and 2008, the Company did not identify any uncertain tax positions taken or expected to be taken in an income tax return which would require adjustment to or disclosure in its financial statements.

The Company’s practice is to recognize interest and/or penalties related to income tax matters in income tax expense.  As of December 31, 2009 and 2008, the Company had no accrued interest or penalties.  The Company currently has no federal or state tax audits in progress although years 2006 through 2008 are open and subject to a federal or state audit.

(m) Stock-based Employee Compensation:

The Company accounts for stock-based compensation in accordance with the recognition and measurement provisions  of ASC Topic 718, “Compensation -Stock Compensation,” related to share-based payment transactions, including employee stock options, to be recognized in the financial statements. The Company measures and recognizes the cost of stock-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes expense over the vesting period.  The Company estimates the grant date fair value of each award using a Black-Scholes option-pricing model.  In addition, the Company adheres to the guidance set forth within SEC Staff Accounting Bulletin No. 107 (“SAB 107”), which certain SEC rules and regulations and provides interpretations with respect to the valuation of share-based payments for public companies.

(n) Loss Per Share:

The Company accounts for earnings per share pursuant with ASC Topic 260, “Earnings Per Share,” which requires disclosure on the financial statements of “basic” and “diluted” earnings (loss) per share.  Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the year.  Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding plus potentially dilutive securities outstanding for each year.  Potentially dilutive securities include stock options and warrants.

The following table sets forth the computation of basic and diluted earnings per share for the years ended December 31, 2009 and 2008:

	Year Ended December 31, 2009	Year Ended December 31, 2008
Numerator
Net (Loss)	$(3,075,353)	$(38,785,741)
Denominator
Basic and diluted weighted average shares	14,251,964	13,334,900
Basic and diluted earnings per share	$(0.22)	$(2.84)

Diluted loss per share for the years ended December 31, 2009 and 2008 is the same as basic loss per share, since the effects of the calculation were anti-dilutive due to the fact that the Company incurred losses for all periods presented.  The following securities, presented on a common share equivalent basis, have been excluded from the per share computations:

	For the years ended
	December 31, 2009	December 31, 2008
Stock Options	928,100	1,002,008
Warrants	4,050,825	11,505,000
	4,978,925	12,705,800

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

(p) Concentration of Credit Risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, and accounts receivable, unbilled revenues and royalty payments associated with the prior business model.

(i) Cash, Cash Equivalents and Restricted Cash:

The Company places its cash and cash equivalents with financial institutions. It is the Company’s policy to monitor the financial strength of these institutions on a regular basis and perform periodic reviews of the relative credit rating of these institutions to lower its risk. At times, during 2009 and 2008, the Company’s cash and cash equivalent balances exceeded the Federal Deposit Insurance Corporation (“FDIC”) insurance limit of $100,000 which was subsequently increased to $250,000 on interest bearing accounts of/in financial institution.  The FDIC also removed its $100,000 limit on non-interest bearing accounts all together.  The Company has not experienced any losses in such accounts, and it believes it is not exposed to any significant credit risk on cash and cash equivalents.  The balance in interest bearing accounts at December 31, 2009 was not more than the FDIC limit of $250,000.  The uninsured cash and cash equivalents totaled $0 at December 31, 2009.

At December 31, 2009, the Company had $25,000 of restricted cash, which is classified as a non-current asset.  The restricted cash serves as collateral for an irrevocable standby letter of credit that provides financial assurance that the Company will fulfill its obligations with respect to the settlement of Sunz Insurance (see Note 18 – Litigation).  The cash is held in custody by the issuing bank, is restricted as to withdrawal or use, and is currently invested in money market funds.  Income from these investments is paid to the Company.

(ii) Accounts Receivable and Unbilled Revenues:

The Company does not require collateral or other security to support customer receivables or unbilled revenues. One (1) customer accounted for 12% of the accounts receivable balance as of December 31, 2009.  One (1) customer accounted for 11% of the accounts receivable balance as of December 31, 2008.  The Company believes that credit risk is dispersed and low due to large number of customers in different regions and different industries.

(q) Reclassifications:

Certain items were reclassified in the 2008 consolidated balance sheet and statement of cash flows to conform with the 2009 presentation. These reclassifications had no material impact on the Company’s 2008 consolidated balance sheet and statement of cash flows.

 (r) Recent Accounting Pronouncements:

Recently Adopted Standards

In September 2009, the Company adopted ASC 105-10-05, which provides for the FASB Accounting Standards Codification™ (the “Codification”) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (“GAAP”) to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission under federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the ASC through Accounting Standards Updates (ASU).  ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification. The adoption of ASC 105-10-05 did not have a material impact on the Company’s consolidated results of operations and financial condition.

In December 2007, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which changed the accounting for business acquisitions.  Under this standard, business combinations continue to be required to be accounted for at fair value under the acquisition method of accounting, but the standard changed the method of applying the acquisition method in a number of significant aspects. Acquisition costs will generally be expensed as incurred; noncontrolling interests will be valued at fair value at the acquisition date; in-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date, until either abandoned or completed, at which point the useful lives will be determined; and restructuring costs associated with a business combination will generally be expensed subsequent to the acquisition date. The standard is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008. Adoption of the standard did not have a significant impact on the Company’s financial position and results of operations; however, any business combination entered into after the adoption may significantly impact the Company’s financial position and results of operations when compared to acquisitions accounted for under prior GAAP and result in more earnings volatility and generally lower earnings due to the expensing of deal costs and restructuring costs of acquired companies.

In February 2009, the FASB issued an accounting standard codified within ASC 805, “Business Combinations” which amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard effective January 1, 2009 did not have an impact on the Company’s financial position and results of operations.

In March 2008, the FASB issued an accounting standard related to disclosures about derivative instruments and hedging activities, codified within ASC 815, “Derivatives and Hedging”.  Provisions of this standard change the disclosure requirements for derivative instruments and hedging activities including enhanced disclosures about (a) how and why derivative instruments are used, (b) how derivative instruments and related hedged items are accounted for under ASC 815 and its related interpretations, and (c) how derivative instruments and related hedged items affect our financial position, financial performance, and cash flows. This statement was effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company adopted the standard on January 1, 2009.

In April 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset  Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension.  The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In June 2008, the FASB issued new guidance regarding the classification of financial instruments that are indexed to a company’s own stock.  The new guidance revised the criteria for determining whether an instrument is indexed to a company’s own stock and the resultant accounting treatment of those instruments.  The new guidance is effective for annual periods beginning after December 15, 2008.  The adoption of this new guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial statements.

In November 2008, the FASB issued an accounting standard codified within ASC 350, “Intangibles - Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”.  The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008.  The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In April 2009, the FASB issued an accounting standard codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.   The Company does not expect the standard to have a material impact on its accounting for Financial Instruments.

In April 2009, the FASB issued an accounting standard codified within ASC 820, “Fair Value Measurements and Disclosures,” which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales.  The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. The adoption of this accounting pronouncement did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

In May 2009, the FASB issued an accounting standard codified within ASC 855 “Subsequent Events,” which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued.  The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.   In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (“ASC Update 2010-09”) “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 remove the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures – Measuring Liabilities at Fair Value.” The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820 “Fair Value Measurements and Disclosures”.  The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The Company adopted the ASU in the fourth fiscal quarter of 2009.  The adoption of the ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

Standards Issued But Not Yet Adopted

In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” which amends ASC 810, “Consolidation” to address the elimination of the concept of a qualifying special purpose entity.  The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred.  The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2010.  The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements,” which provides amendments to ASC 820 “Fair Value Measurements and Disclosures,” including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3.  The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

In October 2009, the FASB issued ASU 2009-13, “Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition)” (ASU 2009-13) and ASU 2009-14, “Certain Arrangements That Include Software Elements, (amendments to ASC Topic 985, Software)” (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.

NOTE 4 — BUSINESS AND ASSET ACQUISITIONS AND DISPOSITIONS AND LICENSING AGREEMENTS:

(a)           Asset Purchase Agreement with StaffChex

On February 28, 2008, ClearPoint entered into an Asset Purchase Agreement (the “StaffChex Purchase Agreement”) with StaffChex, Inc. (“StaffChex”), a privately owned company. Under the StaffChex Purchase Agreement, StaffChex acquired all of the rights to customer accounts, as defined in the StaffChex Purchase Agreement, related to the temporary staffing services serviced by (i) KOR Capital, LLC (“KOR”) pursuant to the Franchise Agreement – Management Agreement, dated August 30, 2007, and (ii) StaffChex Servicing, LLC (“StaffChex Servicing”), an affiliate of StaffChex, pursuant to the Exclusive Supplier Agreement, dated September 2, 2007. The prior agreements with StaffChex Servicing and KOR were terminated on February 28, 2008 and March 5, 2008, respectively. The Company did not incur any early termination penalties in connection with such terminations. In consideration for the customer accounts acquired from ClearPoint, StaffChex issued to ClearPoint 15,444 shares of common stock of StaffChex, and ClearPoint is entitled to receive an additional 15,568 shares of StaffChex common stock, pursuant to the earnout provisions set forth in the StaffChex Purchase Agreement, which have been met. As a result, the Company was entitled to 31,012 shares (16.4%) of StaffChex’s outstanding stock, of which 15,568 shares were not issued to the Company.  In addition, pursuant to Amendment No. 2 to the iLabor Agreement, StaffChex is only obligated to issue 3,163 shares to the Company.

ClearPoint is accounting for its investment in StaffChex under the cost method. In addition, ClearPoint entered into an iLabor agreement with StaffChex (the “iLabor Agreement”) whereby StaffChex agreed to process its temporary labor requests through iLabor and to pay to ClearPoint 2.25% (such percentage subject to reduction based on meeting certain volume targets) of StaffChex’s total collections from its total billings under the acquired customer accounts for temporary staffing services (the “Royalty”).

On March 16, 2009, the Company and StaffChex entered into Amendment No. 1 to the iLabor Agreement (the “Amendment”) pursuant to which the payment terms of the iLabor Agreement were restated.  The Amendment provides that the Company will pay StaffChex for client-approved billable work hours at the agreed-upon hourly rate with respect to such client.  Royalties payable to the Company shall be calculated based on weekly collections.  For weekly collections of less than $1.4 million, the Royalty is one and one-quarter percent (1.25%) and for weekly collections of more than $1.4 million, the Royalty is two percent (2%).  These weekly payments commenced on March 18, 2009.  In addition, StaffChex agreed to make 104 weekly payments of $4,096 followed by 52 weekly payments of $3,105 for past-due Royalties owed through February 28, 2009.  Such additional payments commenced on June 3, 2009.  The failure of StaffChex to make payments due pursuant to the iLabor Agreement constitutes a material breach of the iLabor Agreement.  In the event of nonpayment, StaffChex will have a ten (10) day cure period to make any delinquent payments.  If such payments remain outstanding following the cure period, StaffChex agreed to direct its affiliated receivables factoring company to make the required payment to the Company.  In addition, the Amendment provides that StaffChex may not assign, convey, sell, transfer or lease the customer account property or the underlying customer agreements transferred to StaffChex without the prior written consent of the Company.  Such consent will not be required in connection with a transaction occurring after February 28, 2012 and that is part of a sale of 100% of the stock of StaffChex or all or substantially all of its assets.  ClearPoint recognizes 1.25% of StaffChex cash receipts.  For the years ended December 31, 2009 and December 31, 2008, ClearPoint recognized $615,042 and $1,147,997 respectively, in royalty fees.  The Employment Development Department (“EDD”) of the State of California placed a levy on StaffChex in the amount of $272,425, against the Royalties owed to the Company in connection with payroll taxes owed to the EDD by the Company.  The Company negotiated an Installment Agreement on October 8, 2009, with the EDD whereby StaffChex will remit the first $25,000 of Royalties on a monthly basis to EDD.

On November 18, 2009, StaffChex transferred certain contracts (the “Transferred Accounts”) to CPR pursuant to a certain Assignment and Assumption Agreement, Option and Bill of Sale dated November 18, 2009 (the “Assignment Agreement”).  Pursuant to the Assignment Agreement, CPR assumed the obligations under the Transferred Accounts, with certain exceptions, including, but not limited to, obligations relating to certain tax liabilities, payment obligations of StaffChex arising prior to November 18, 2009, liabilities related to claims arising out of events or conditions or actual or alleged violations of law occurring prior to November 18, 2009 and any liability of StaffChex based on its acts or omissions after November 18, 2009.  In consideration for the assignment of the Transferred Accounts, CPR (1) assigned its right, title and interest to 12,405 shares of StaffChex Stock to StaffChex and StaffChex agreed to reissue 18,607 shares of StaffChex Stock to CPR (the “Reissued Shares”) and (2) granted StaffChex an option to purchase the Reissued Shares for a purchase price of $250,000 at any time prior to the earlier of (i) November 18, 2011 or (ii) the date on which CPR assigns and delivers such Reissued Shares to StaffChex in accordance with the “success fee” described below.

In addition, CPR agreed to amend the iLabor Agreement to reduce the Royalties.  On November 18, 2009, CPR and StaffChex entered into Amendment No. 2 to the iLabor Agreement (“Amendment No. 2”) in order to provide for payment of past-due amounts owed by StaffChex under the iLabor Agreement and to restate the payment terms thereunder effective as of November 1, 2009 (the “Effective Date”).

Amendment No. 2 provides that during the first full week after the transfer of the Transferred Accounts, such accounts are expected to meet or exceed minimum billings of $96,153 per week (the “Guaranteed Billings”).  In the event the Transferred Accounts do not meet the Guaranteed Billings in a given week, StaffChex will transfer such additional contracts whose billings, when added to those of the Transferred Accounts, will satisfy the Guaranteed Billings.  CPR may, in its reasonable discretion, accept or reject the Transferred Accounts.

In addition, pursuant to Amendment No. 2, as of the Effective Date and through January 31, 2010, the Royalties shall equal 0.75%, provided that such amount shall be payable in two portions: (i) 0.25%, to the extent not already paid by StaffChex, shall be payable weekly from the Effective Date through January 31, 2010 and (ii) the balance of 0.50% (the “Deferred Amount”) will be deferred and paid with Past-Due Royalties (as defined below).  Royalties owed for the period of September 28, 2009 through the Effective Date shall equal 1.25% and will be paid in weekly installments beginning March 1, 2010 through May 31, 2010, in addition to any other amounts owed pursuant to Amendment No. 2.

Upon the date on which billings from the Transferred Accounts meet or exceed a total of $307,682 per week for six consecutive weeks, CPR will pay a “success fee” in the form of an immediate transfer and assignment of Reissued Shares to StaffChex and the iLabor Agreement will automatically terminate and be of no further force and effect, provided, however, that provisions relating to the payment of amounts deferred or past-due which are otherwise payable shall survive such termination.

It is expected that for the six month period of February 1, 2010 through July 31, 2010, the average monthly billings of the Transferred Accounts will meet or exceed a minimum of $625,000 per month.  If such monthly billings do not meet this minimum amount, then 5% of the shortfall will be due and payable in equal installments over the 16-week period beginning September 1, 2010.

In addition, pursuant to Amendment No. 2, StaffChex agreed to continue making scheduled weekly payments of $4,096 until June 1, 2011, and 52 weekly payments of $3,105 thereafter, for past-due Royalties owed through February 28, 2009 commencing on June 1, 2011.  The failure of StaffChex to make payments due pursuant to the StaffChex iLabor Agreement constitutes a material breach.  In the event of nonpayment, StaffChex will have a 10-day cure period to make any delinquent payments.  If such payments remain outstanding following the cure period, the Royalties shall revert to 1.25% and StaffChex agreed to direct its affiliated receivables factoring company to make the required payment to CPR.

Effective January 11, 2010, CPR and StaffChex entered into Amendment No. 3 to the iLabor Agreement pursuant to which the parties agreed that the Royalties shall equal 0.75% of which 0.50% shall be deferred in accordance with Amendment No. 2 until February 1, 2010.  Additionally, StaffChex agreed to direct Wells Fargo Business Credit to pay ClearPoint $2,885 per week, effective January 11, 2010 in lieu of StaffChex accounts until such time as the StaffChex accounts increase to $96,153.  For the period of December 14, 2009 through January 8, 2010, StaffChex will pay ClearPoint 3% of actual billings for the StaffChex accounts.  All amounts due to ClearPoint shall be paid directly from Wells Fargo Business Credit on a weekly basis pursuant to a certain Account Transfer Agreement dated May 15, 2008.    As of April 12, 2010, StaffChex was current on all payments pursuant to the iLabor Agreement.

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

Management considered the guidance of ASC Topic 205-20, “Presentation of Financial Statements – Discontinued Operations,” and determined that the disposition and transfer to AMS of certain customer account balances related to the Company’s temporary staffing business did not meet the criteria to be reported as discontinued  operations.  A summary of the assets sold and liabilities assumed in the transaction, resulting in a loss on sale of subsidiary of $1,294,220 for the year ended December 31, 2008, is as follows:

Assets sold:
Prepaid expenses	$153,861
Certificate of deposit	900,000
Other current assets	1,128,271
Expected Workers’ Compensation Collateral Refunds	5,091,858
7,273,990
Liabilities assumed
Accrued payroll and related taxes	(3,838,611)
Letter of credit – Workers compensation insurance policy	(1,500,000)
Accrued expenses and other liabilities	(641,159)
(5,979,770)
Loss on sale for the year ended December 31, 2008	$(1,294,220)

For the year ended December 31, 2009, ClearPoint and AICCO (formerly  AMS) entered into a Settlement Agreement and Release, referred to as the AICCO settlement.  Pursuant to the AICCO settlement, ClearPoint agreed to pay AICCO an aggregate amount of $190,000 in full and final settlement of all claims relating to the AICCO litigation.   As a result, this $190,000 settlement amount  is recorded on the income statement as a loss on sale of subsidiary for the year ended December 31, 2009 as it relates to a change in the estimate of the liabilities assumed in the original sale in 2008.  (See Note 18 – Litigation).

(c)           License Agreements

On February 28, 2008, CPR and ClearPoint Workforce, LLC (“CPW”), a wholly owned subsidiary of CPR, entered into a Licensing Agreement (the “Optos Licensing Agreement”) with Optos Capital, LLC (“Optos”), of which Christopher Ferguson, a stockholder of the Company, is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which included certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG Enterprises, LLC (“TZG”), a Delaware limited liability company controlled by J. Todd Warner, a former officer of the Company, pursuant to an Agreement dated August 13, 2007 (the “TZG Agreement”) and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which was part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. On April 8, 2008, the Optos Licensing Agreement was terminated.  In consideration for terminating the Optos Licensing Agreement, CPR and Optos agreed that there would be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. The estimated net termination fee of $500,000 was recognized in selling, general and administrative expenses in 2008 and was included in accrued expenses at December 31, 2009 and December 31, 2008.  The payment of the net termination fee is expected to be in the form of cash and shares of common stock of the Company.  See Note 17 – Related Party Transactions for a description of the fees payable under the Optos Licensing Agreement recorded by the Company.

On April 8, 2008, CPR entered into a License Agreement dated April 8, 2008 (the “Select License Agreement”) with Koosharem Corp., doing business as Select Staffing (“Select”) and a Temporary Help Services Subcontract dated April 8, 2008 (the “Select Subcontract”) with Select.  Pursuant to the Select License Agreement and the Select Subcontract, CPR was entitled to receive annually the first 10% of all gross billings of the subcontracted contracts up to $36 million of gross billings ($3.6 million per year to CPR) and whereby Select licensed use of the iLabor network in exchange for a $1.2 million payment ($900,000 paid on April 8, 2008 and $300,000 was payable on July 1, 2008, but was not paid).  On July 29, 2008, Select and Real Time Staffing Services, Inc. (“Real Time”), filed a complaint (the “Select Litigation”) in the Superior Court of California (Santa Barbara County), against the Company alleging that the Company owed it $1,033,210 for services performed for the Company’s clients.  On August 22, 2008, CPR, Select and Real Time entered into a Settlement Agreement and Release (the “Select Settlement Agreement”) pursuant to which each party released the others from all prior, existing and future claims including, without limitation, the parties’ claims with respect to the Select Litigation the Select License Agreement and the Select Subcontract.  Pursuant to the Select Settlement Agreement, the parties also agreed (i) that CPR would retain the $900,000 paid to it under the Select License Agreement; (ii) to allocate between Select and CPR amounts paid or payable with respect to certain client accounts; (iii) to execute an amendment to the Select Subcontract (the “Subcontract Amendment”), as described below; and (iv) that Select would file the required documents to dismiss the Select Litigation with prejudice. In addition, Select and CPR agreed not to commence any future action arising from the claims released under the Select Settlement Agreement, and, on August 28, 2008, this lawsuit was dismissed.  The monthly revenue fees are split between the parties as provided in the Select License Agreement. Effective September 21, 2008, licensing fees related to the Select License Agreement consisted of amortizing deferred revenue of $83,000 plus an additional $250,000 of cash paid by Select over the life of the contract, which was 28 months.  As of December 31, 2009, Select was current in its payments to CPR.  As of December 31, 2009, Select was current in its payments to CPR.

The deferred revenue of $1,000,438 as of December 31, 2009, which has a remaining life of 12 months, was comprised of the remaining balance of the original $900,000 payment, cash received on behalf of Select and relief of certain accounts payable owed to Select as of the settlement date.  The deferred revenue of $1,992,208 as of December 31, 2008, which had a remaining life of 24 months, was comprised of the remaining balance of the original $900,000 payment, cash received on behalf of Select and relief of certain accounts payable owed to Select as of the settlement date (see Note 18 – Litigation for further detail).

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

On September 1, 2009, Select filed a new complaint in the Superior Court of California (Santa Barbara County) against ClearPoint alleging that ClearPoint failed to pay Select approximately $107,000 pursuant to the Select Subcontract since August 2009 and that ClearPoint failed to perform certain obligations under the Select Subcontract.  On December 30, 2009, the complaint was dismissed with prejudice by mutual agreement of the parties.

On May 22, 2008, ClearPoint entered into an amendment to a Managed Services Agreement with Townsend Careers, LLC (“Townsend Careers”) to take over certain contracts that were being serviced out of ClearPoint’s former Baltimore, MD office. Under the terms of the agreement, Townsend Careers agreed to pay ClearPoint a royalty fee of 6% of billings.  Beginning in the fiscal quarter ended June 30, 2008, the Company ceased recording fees under such agreement due to non-payment by Townsend Careers.  In addition, all fees recorded have been written off because of non payment by Townsend.

NOTE 5 — PREPAID EXPENSES AND OTHER CURRENT ASSETS:

	December 31, 2009	December 31, 2008
Prepaid insurance	$87,670	$125,410
Other current assets	27,413	92,472
	$115,083	$217,882

NOTE 6 — EQUIPMENT, FURNITURE AND FIXTURES:

	December 31, 2009	December 31, 2008
Furniture and fixtures	$40,078	$29,150
Computer software and equipment	1,368,571	1,740,180
Leasehold improvements	9,201	9,201
	1,417,850	1,778,531
Less, accumulated depreciation	(826,447)	(481,842)
Equipment, furniture and fixtures, net	$591,403	$1,296,689

Depreciation expense for the years ended December 31, 2009 and 2008 was $345,546 and $427,706, respectively.  Alliance assisted the Company in develping the technology platform for the iLabor network. On September 17, 2009, the Company and Alliacne entered into a Settlement Agreement and Release pursuant to which the Company agreed to pay Alliance an aggregate amount of $200,000 in full and final settlement of all claims relating to certain litigation involving Alliance.  In connection with such Settlement Agreement and Release, the software development fees owed to Alliance for this project were reduced by $400,000 and, as a result, the Company reduced its capitalized software by $400,000 and reversed $200,000 of depreciation expense previously recorded for this asset (see Note 18 – Litigation).

In March 2008, the Company recorded a loss of $1,022,210 as a result of the abandonment of leasehold improvements, furniture and fixtures and computer equipment resulting from termination of the TZG and KOR agreements described in Note 4 — Business and Asset Acquisitions and Licensing Agreements.

The Company removed $1,837,918 of fixed assets and $815,708 of accumulated depreciation as a result of this impairment.

NOTE 7 — INTANGIBLE ASSETS:

	December 31, 2009	December 31, 2008
Covenant not to compete	$250,000	$250,000
Less, accumulated amortization	(166,667)	(116,667)
Intangibles, net	$83,333	$133,333

The covenant not to compete is being amortized over its five (5) year life. Amortization expense of intangible assets for the years ended December 31 2009 and 2008 was $50,000 for both years respectively. Amortization expense expected to be incurred for the fiscal years ending December 31, 2010 and 2011 is $50,000 and $33,333, respectively.

NOTE 8 — OTHER ASSETS

	December 31, 2009	December 31, 2008
Due from ALS	$—	$500,667
Long term portion of related party receivable	—	181,400
Security deposits	17,550	27,337
	$17,550	$709,404

NOTE 9 — ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES:

	December 31, 2009	December 31, 2008
Other accrued expenses	$1,653,381	$2,422,166
Accrued interest	994,269	196,029
Insurance premiums payable	521,262	962,680
Accrued termination fee - Optos	500,000	500,000
	$3,668,912	$4,080,875

NOTE 10 — ACCRUED RESTRUCTURING COSTS:

Effective June 29, 2007, the Company’s management approved a restructuring program to consolidate operations and reduce costs of its field and administrative operations. As part of the restructuring program, the Company closed 24 branch and administrative offices and eliminated approximately 75 positions. The Company initially recorded $1,902,000 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $950,000 of charges relating to the early termination of office spaces leases for a total of $2,852,000 in 2007. The Company subsequently reduced the initial expense recorded in 2007 by $650,884 due to decreases in anticipated severance costs resulting in a net charge of $2,210,116.  These expenses were present valued and accrued and will be paid out over a one year period.  During the year ended December 31, 2008, the Company paid out $678,865 related to the 2007 restructuring reserve and recognized a reduction of initially estimated restructuring costs of $196,994 due to severance and related benefits for which the Company believes it is no longer liable as a result of a breach of contract as well as $95,913 related to early termination settlements of office spaces. During the year ended December 31, 2009, the Company paid out $45,365 related to the 2007 restructuring reserve.

As a result of the sale of certain entities and the transition to the Company’s new business model, effective March 12, 2008, the Company’s management approved an additional restructuring program of its field and administrative operations. As part of the restructuring program, the Company closed its remaining branch and administrative office in Florida and eliminated approximately 20 positions. The Company initially recorded $496,784 of restructuring charges for costs of severance, related benefits and outplacement services related to the termination of these employees and $1,603,638 of charges relating to the early termination of office spaces leases for a total of $2,100,422. These expenses were present valued and accrued on a one time basis and were scheduled to be paid out over a three year period. During the year ended December 31, 2008, the Company paid out $1,252,917 and recognized a reduction of the initial recorded restructuring costs of $457,571 related to early termination settlements of office spaces related to the 2008 restructuring reserve. During the year ended December 31, 2009, the Company paid out $44,721. The Company calculated the restructuring costs as follows:

2007 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$1,902,000	$950,000	$2,852,000
Payments	(548,253)	(628,261)	(1,176,514)
Reductions in costs previously accrued	(650,884)	—	(650,884)
Accrued restructuring costs at December 31, 2007	702,863	321,739	1,024,602
Payments	(505,869)	(172,996)	(678,865)
Reductions in costs previously accrued	(196,994)	(95,913)	(292,907)
Accrued restructuring costs at December 31,2008	—	52,830	52,830
Payments	—	(45,365)	(45,365)
Total accrued restructuring costs at December 31,2009	—	7,465	7,465
Less: current portion	—	(7,465)	(7,465)
Total accrued restructuring costs – long-term	$—	$—	$—

2008 Restructuring Reserve	Employee Separation Costs	Lease Termination Obligation	Total
Accrued restructuring costs at inception	$182,075	$1,603,638	$1,785,713
Accrued restructuring costs at inception – related party	314,709	—	314,709
Payments	(182,075)	(1,012,842)	(1,194,917)
Payments – related party	(58,000)	—	(58,000)
Reductions in costs previously accrued	—	(457,571)	(457,571)
Total accrued restructuring costs at December 31,2008	—	133,225	133,225
Total accrued restructuring costs at December 31,2008 – related party	256,709	—	256,709
Payments	—	(44,722)	(44,722)
Total accrued restructuring costs at December 31,2009	—	88,503	88,503
Total accrued restructuring costs at December 31,2009 – related party	256,709	—	256,709
Less: current portion	(256,709)	(47,669)	(304,378)
Total accrued restructuring costs – long-term	$—	$40,834	$40,834

NOTE 11 — DEBT OBLIGATIONS:

A summary of all debt is as follows:

	December 31,
	2009	2008
Term loan with ComVest due December 31, 2010. Principal and interest payments payable monthly bearing interest of 10% per annum (net of $0 and $1,124,468 OID)	$—	$6,529,542
Revolving Credit Facility with ComVest due December 31, 2010. Interest payments payable monthly bearing interest of 7.250% per annum	—	1,000,000
New Revolver with ComVest due December 31, 2010. Interest payments deferred until April 2010 bearing interest of 12% per annum	10,383,061	—
M&T Loan Modification and Restructure Agreement dated June 20, 2008. Principal payments on balance after reduction of payments connected with accounts receivable assigned to M&T, begin January 1, 2011 in equal amounts over 36 months plus interest at 5% per annum	4,718,756	4,994,379
Note payable monthly to Blue Lake Rancheria with a final, balloon payment due April 30, 2009. Interest of 10% per annum is payable quarterly..	490,000	690,000
Subordinated notes payable beginning March 31, 2010. The notes have an interest rate of 12% per annum	550,000	550,000
Note payable to ALS, LLC. This note has an interest rate of 5%	1,653,347	2,155,652
Note payable to unrelated individuals for purchase of the common stock of StaffBridge, Inc. due and payable beginning February 15, 2010. Interest is calculated at 8% per annum	177,518	336,690
	17,972,682	16,256,263
Add Original Issue Discount (OID)	—	1,124,468
Total principal payments of long term debt	17,972,682	17,380,731
Less: Current portion	13,100,585	5,950,209
	4,872,097	11,430,522
Less OID	—	(1,124,468)
Long term debt, net of current and OID	$4,872,097	$10,306,054

Principal payments of long-term debt for each of the next five years and thereafter are as follows:

Year ended December 31,
2010	$13,100,585
2011	1,072,917
2012	1,072,917
2013	1,072,916
2014	826,674
Thereafter	826,673
$17,972,682

Loan Agreements with ComVest

Revolving Credit and Term Loan Agreement

On June 20, 2008, the Company entered into a Revolving Credit and Term Loan Agreement (the “Loan Agreement”) with ComVest Capital, LLC (“ComVest”).  Pursuant to the Loan Agreement, ComVest extended to the Company: (i) a secured revolving credit facility for up to $3 million (the “Revolver”) and (ii) a term loan (the “Term Loan” and, together with the Revolver, the “Loans”) in the principal amount of $9 million, of which $1 million was treated as an original issue discount, and the Company received $8 million in respect of the Term Loan.  Amortization related to the original issue discount of $1,000,000 amounted to $217,343 and $311,831 for the years ended December 31, 2009 and December 31, 2008, respectively.   In accordance with ASC 470-50-40, the August 14, 2009 debt modification was accounted for as a debt extinguishment.  As a result, the unamortized debt discount related to the warrant and original issue discount in the amount of $769,334, the unamortized debt issue costs attributable to the ComVest term note in the amount of $258,991 and the modification fees paid to ComVest attributable to the retirement of the ComVest term note in the amount of $147,000 were recorded as a loss on extinguishment of debt.

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

The Company paid to ComVest non-refundable closing fees in the amount of $530,000, charged to the Revolver, simultaneously with funding of the amounts payable to the Company under the Loan Agreement.  In addition, the Company was to pay to ComVest a monthly collateral monitoring, availability and administrative fee equal to 0.15% of the average daily principal amount outstanding under the Revolver during the preceding calendar month, up to $4,500 per month.  Fees paid pursuant to the Revolver were $52,305 and $11,360 for the twelve months ended December 31, 2009 and December 31, 2008 respectively.

The Company utilized the proceeds of the Loans to repay approximately $1,050,000 pursuant to the M&T Restructure Agreement, as defined below, owed to M&T, a creditor of the Company and approximately $530,000 in closing costs and expenses.

Amended and Restated Revolving Credit Agreement

On August 14, 2009, the Company entered into the Amended and Restated Revolving Credit Agreement with ComVest (the “Amended Loan Agreement”), which amended and restated the Loan Agreement, dated June 20, 2008.  Pursuant to the Amended Loan Agreement, the maximum availability under the secured revolving credit facility (the “Amended Revolver”) was increased from $3,000,000 to $10,500,000 million (the “Amended Revolver Maximum”).  The remaining outstanding principal balances of $2,900,000 under the revolving credit note and $7,100,000 under the term loan extended by ComVest pursuant to the Original Loan Agreement were paid in full by an advance from the Amended Revolver, and the term note was cancelled.

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

The amounts due under the Amended Revolver bear interest at a rate per annum equal to 12%, subject to increase by 400 basis points during the continuance of any event of default under the Amended Loan Agreement.  Subject to certain exceptions, the interest payments will be deferred as follows:

(i)           interest in respect of all periods through and including December 31, 2009 will accrue but will not be due and payable in cash except as and when provided in paragraph (iii) below;

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

The Amended Loan Agreement also requires the Company to, subject to certain exceptions, obtain ComVest’s written consent until all obligations under the Amended Loan Agreement have been satisfied in full in connection with certain transactions including, but not limited to, incurrence of additional indebtedness or liens on the Company’s assets; sales of assets; making investments in securities or extension of credit to third parties; purchase of property or business combination transactions; declaration or payment of dividends or redemption of the Company’s equity securities; payment of certain compensation to the Company’s executive officers; changing the Company’s business model or ceasing substantially all of its operations for a period exceeding 10 days; sale of accounts receivable; amendment of the Company’s organizational documents; certain transactions with the Company’s affiliates; making certain capital expenditures, and incurring monthly operating expenses in excess of specified dollar amounts. In addition, beginning with fiscal quarter ending March 31, 2010, the Company must maintain certain fixed charge coverage ratios set forth in the Amended Loan Agreement.  At December 31, 2009, the Company was in compliance with all applicable covenants set forth in the Amended Loan Agreement.

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

In connection with the execution of the Amended Loan Agreement, ComVest executed a waiver of existing events of default under the original Loan Agreement (the “Waiver”).  The Waiver is effective provided that the Company pays to ComVest on March 31, 2010 (or sooner if there is a further event of default) approximately $166,000, constituting the difference between interest calculated at the default rate and at the non-default rate under (i) the term note on the outstanding principal balance of the term note for the period from March 1, 2009 through August 14, 2009, and (ii) the original revolving credit note on the outstanding principal balance of the advances from time to time during the default period stated in (i) above.  The Company has not paid this amount.

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

The Company is obligated to pay ComVest modification fees in the amount of $210,000, charged to the Amended Revolver, payable $60,000 on January 1, 2010 and $50,000 on each of April 1, 2010, July 1, 2010 and October 1, 2010.  The Company has not paid ComVest such fees on January 1, 2010 or April 1, 2010.  In addition, on the first business day of each calendar month prior to the maturity date of the Amended Revolver and on the Amended Revolver maturity date or the earlier termination of the Amended Revolver, the Company must pay ComVest a monthly unused commitment fee equal to 0.25% of the amount by which the Amended Revolver Maximum exceeds the average daily outstanding principal amount of advances during the immediately preceding calendar month, charged to the Amended Revolver.

On February 9, 2010, the Company received a notice of default from ComVest in connection with the Amended Loan Agreement.  The Company defaulted on its obligations under the Amended Loan Agreement as a result of: (i) its failure to pay approximately $108,000 of accrued interest which was due and payable on February 1, 2010; (ii) its failure to pay a $60,000 installment of a certain modification fee which was due and payable on January 1, 2010; and (iii) the entry of a judgment against the Company related to the lawsuit filed by AICCO, Inc. and delivery of a judgment note in favor of AICCO, Inc. in the amount of approximately $195,330.  As a consequence of such defaults, ComVest elected to invoke the default exercise provision under the Amended ComVest Warrant (as defined below).  As a result, the Company is obligated to issue to ComVest 18,670,825 shares of common stock, and the Company received approximately $18,671 from ComVest as the exercise price of the Amended ComVest warrant.  In connection with this transaction, effective February 16, 2010, ComVest owned 51% of the Company’s fully diluted common stock and approximately 56.7% of outstanding shares of our common stock.  Pursuant to a letter dated February 10, 2010, ComVest waived existing defaults under the Amended Loan Agreement (see Note 19 – Subsequent Events).

ClearPoint did not make scheduled payments of interest to ComVest under the amended ComVest loan agreement on February 1, 2010, March 1, 2010 or April 1, 2010, in the aggregate amount of $635,389, consisting of deferred interest payments and loan modification fees that were due under the Amended Loan Agreement, as well as the current monthly interest due from February 1, 2010 through April 1, 2010.  In addition, the Company did not make certain required payments due February 15 or March 15, 2010 in principal of $33,000 and interest of $4,302 totaling $37,302 under the StaffBridge Note, as defined below.  Additionally, the Company did not make certain required payments to the Sub Noteholders (as defined below) on March 31, 2010 in principal of $55,000 and interest of $5,500 totaling $60,500.  Such nonpayments would constitute events of default under the Amended Loan Agreement.

Warrant Issued to ComVest

In connection with June 20, 2008 Revolving Credit and Term Loan Agreement with ComVest, the Company issued a warrant to purchase 2,210,825 shares of common stock at an exercise price of $0.01 per share, immediately exercisable during the period commencing June 20, 2008 and ending on June 30, 2014. This warrant was valued at $634,000 and treated as a discount to the long term portion of the debt and was amortized over the life of the long term debt.  Amortization related to the warrant amounted to $137,792 and $198,000 for the year ended December 31, 2009 and December 31, 2008, respectively.  As a result of the August 14, 2009 financing transaction with ComVest described above and in accordance with ASC 470-50-40-17, the unamortized debt discount related to the warrant in the amount of $298,507 was written off as part of the loss on extinguishment of debt.  In connection with the August 14, 2009 transaction with ComVest described above, the Company issued to ComVest the Amended and Restated Warrant, dated August 14, 2009 (the “Amended ComVest Warrant”), to purchase, in the aggregate, 2,210,825 shares (the “ComVest Warrant Shares”) of the Company’s common stock, $0.0001 par value per share (the “Common Stock”), for an exercise price of $0.01 per share (the “ComVest Exercise Price”).  Upon the occurrence and during the continuation of an event of default (other than certain specified events of default) under the Amended Loan Agreement, then upon five (5) business days’ notice to the Company, the Amended ComVest Warrant is exercisable for a number of shares of Common Stock that, when aggregated with all ComVest Warrant Shares previously acquired upon exercise of the Amended ComVest Warrant, constitutes 51% of the fully diluted Common Stock of the Company at the time of exercise (a “Default Exercise”).  The exercise price of the Amended ComVest Warrant for a Default Exercise is $0.001 per share of Common Stock.  The exercise price of the Amended ComVest Warrant may be paid to the Company in cash, check or, at ComVest’s option, by crediting the exercise price to any obligation then owed to it under the Amended Loan Agreement.  The Amended ComVest Warrant is exercisable until August 31, 2014.  The ComVest Exercise Price and the number of ComVest Warrant Shares are subject to adjustment following certain events, including distributions on the Common Stock; merger, consolidation or share exchange; and certain issuances of Common Stock.  The Amended ComVest Warrant may be exercised via a “cashless exercise.”

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

As a result of the new contingent put feature included in the Amended ComVest Warrant, the Company determined that the warrant no longer met equity classification treatment.  As a result, the Company estimated the fair value of the warrant as of August 14, 2009 using the Black Scholes option pricing model, which was determined to be $88,431, and recorded a reclassification adjustment to reduce additional paid-in capital by $88,431 and increase the warrant liability by $88,431.  As of December 31, 2009, the estimated fair value of the warrant liability was determined to be $185,452.  The Company also used the default number of shares to be issued upon warrant exercise and the default exercise price in valuing the warrant as of December 31, 2009 as management had determined that the Company would be in default of the Amended Loan Agreement with ComVest in the first quarter of fiscal 2010 because it would not be able to make its required principal and interest payments under the Amended Loan Agreement.  For the year ended December 31, 2009, the Company recorded a $97,021 mark to market loss on derivative instruments related to this warrant in the Consolidated Statement of Operations.

As discussed above, on February 9, 2010, ComVest invoked the Default Exercise provision of the Amended ComVest Warrant.

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

In addition, prior to the Obligations Amortization Date, the Company must pay M&T: (i) cash proceeds arising out of certain of its and its subsidiaries’ accounts receivable (“M&T Accounts”) in an amount not less than $3 million and (ii) existing and future federal and state income tax refunds of not less than $1 million due or which become due to the Company for any period prior to January 1, 2008.   In the event such payments by the Company are less than the stated minimum amounts, such shortfall will be added to the M&T Deferred Obligations.  Excesses of either amounts paid by the Company will be remitted to the Company and/or applied to the M&T Deferred Obligations in accordance with the M&T Restructure Agreement.  The Company remitted all applicable federal and state income tax refunds to M&T required under the M&T Restructure Agreement.  Through December 31, 2009, income tax refunds of $1,024,000 resulting from net operating loss carry-backs and $91,000 in refunds of overpayments were received by the Company and remitted to M&T.  Through December 31, 2009, the Company remitted to M&T a total of approximately $2,478,000 which was comprised of approximately $1,364,000 applied to the $3 million M&T Accounts target and $1,114,000 applied to the $1 million federal and state income tax refund target.  The excess of $114,000 over the $1 million tax refund target will be credited to the M&T Deferred Obligations.  As of December 31, 2009, the outstanding balance related to the $3 million M&T Accounts target was $1,500,006.

The Company issued to M&T warrants to purchase, in the aggregate, 1,500,000 shares of its common stock, of which warrants to purchase 1,200,000 shares have an exercise price of $0.01 and warrants to purchase 300,000 shares have an exercise price of $1.00. In accordance with ASC 480 “Distinguishing Liabilities from Equity, the fair value of all of the warrants has been classified as a liability since M&T has the right to put the warrants back to the Company in exchange for a cash settlement of $1.00 per share. The Company valued the warrants at $1,247,246 using the Black-Scholes valuation model and the value was offset against the gain on restructuring of debt.  At December 31, 2009 and 2008, the Company’s consolidated balance sheet included a warrant liability of $1,202,941 and $1,213,433, respectively, related to the fair value of warrants issued to M&T in connection with the M&T Restructure Agreement.

The Company accounted for the M&T Restructure Agreement pursuant to ASC Topic 470-60, “Troubled Debt Restructurings by Debtors” , which required the Company to reduce the carrying amount of the old debt (M&T Obligations of $10,932,476) by the minimum cash value of the put option of the warrants issued ($1,200,000) and the warrant liability of $47,246, and determine whether the carrying value of the remaining debt exceeded the future cash payments of the new debt (M&T Loan Modification of $8,600,000 and future interest payment of $218,750).  ASC Topic 470-60 also requires that the new debt be recorded as the total of future cash payments.   The excess of the carrying amount of the remaining debt over the future cash payments of the new debt was $866,480, which was reduced by the unamortized deferred financed cost and current refinancing cost of $179,683. As a result of the application of ASC Topic 470-60, the Company recorded a gain of $686,797 ($0.05 per share), which is reflected in the consolidated statement of operations for the year ended December 31, 2008.

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

Pursuant to the M&T Restructure Agreement, the Company must comply with various covenants while the M&T Deferred Obligations are outstanding and provided that (i) no bankruptcy or insolvency event has taken place and (ii) the Company and/or its subsidiaries have not terminated operation of their business without the prior written consent of M&T (each being a “Spring Back Event”). Such covenants include, but are not limited to: delivery to M&T of financial and other information delivered to ComVest; restrictions on the aggregate compensation which may be paid to the Chief Executive Officer and Chief Financial Officer of the Company; limitations on dividends and distributions of cash or property to equity security holders of the Company and/or redemptions or purchases of capital stock or equity securities of other entities; restrictions on collateralizing subordinated indebtedness. At December 31, 2009, the Company with all applicable covenants set forth in the M&T Restructure Agreement.

The M&T Restructure Agreement provides that the Company may continue to pay regularly scheduled payments (but not prepayments or accelerated payments) on (i) existing subordinated indebtedness, except to the extent prohibited by the ComVest transaction documents and (ii) the Blue Lake Note as defined below. For each $50,000 paid on account of the Blue Lake Note, Michael D. Traina, the Company’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, a stockholder and the former director, President and Secretary of the Company, shall, on a several basis, be liable as sureties for the M&T Deferred Obligations, each in the amount of $10,000, subject to an aggregate amount of each surety’s liability of $150,000.

On March 17, 2010, the Company received a letter from M&T (the “M&T Letter”) in connection with the M&T Restructure Agreement.  The M&T Letter states that it serves as a notice of existence of events of default under the M&T Restructure Agreement, including the Company’s failure to comply with its covenant to collect the M&T Accounts, the Company’s failure to deliver certain financial information to M&T and the existence of events of default under the Amended Loan Agreement with ComVest.  In addition, M&T requested an explanation of the Company’s efforts to collect the M&T Accounts, evidence that remittances from the Accounts were applied in accordance with the Restructure Agreement and copies of all information furnished to ComVest pursuant to the Amended Loan Agreement.  The M&T Letter further provides that all of its rights, benefits and security against the Company in connection with such alleged defaults, including the right to accelerate the M&T Deferred Obligations, are reserved (See Note 19 – Subsequent Events).

An event of default under the Restructure Agreement would trigger a cross-default provision pursuant to the Loan Agreement with ComVest, unless such default is waived in writing by ComVest.  If the cross-default provision is triggered, ComVest may, among other things, declare all outstanding obligations under the Loan Agreement to be immediately due and payable.

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

CPR did not make the required payments of: (i) $50,000 in January, 2009 and (ii) $490,000, plus accrued interest, of which $45,033 was accrued as of December 31, 2009, in April, 2009 under the Amended Blue Lake Note.  On May 1, 2009, the Company received a notice from Blue Lake indicating CPR’s failure to pay such amounts and demanding that the Company immediately pay a total of approximately $572,744.  Pursuant to the terms of the Amended Blue Lake Note, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from Blue Lake.  The Company did not cure such default on or prior to May 8, 2009.  On May 7, 2009, Blue Lake requested disbursement of the Escrow Shares and, pursuant to the Escrow Agreement; the escrow agent was obligated to deliver the Escrow Shares to Blue Lake 10 calendar days after receipt of the request for disbursement.

An event of default under the Amended Blue Lake Note triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On May 13, 2009, ComVest executed a waiver letter (the “Blue Lake Waiver”) to the Loan Agreement.  Pursuant to the Blue Lake Waiver, effective May 1, 2009, ComVest waived the cross-default provision which was triggered by CPR’s failure to make the payments due under the Amended Blue Lake Note and all remedies available to ComVest as a result of the failure to make such payments provided that such payments due under the Amended Blue Lake Note are paid solely in Escrow Shares.  On August 14, 2009, ComVest executed a waiver letter, which waived all of the Company’s defaults under the Blue Lake Note through August 14, 2009.

On July 14, 2009, Blue Lake filed a Complaint in the Superior Court of Humboldt County, California seeking payment of the $490,000, plus accrued interest and fees (see Note 18 – Litigation).

Deferred Financing Costs

Amortization of deferred financing costs related to M& T for the years ended December 31, 2009 and 2008 was $0 and $157,696 respectively. The balance of the deferred financing costs related to the M&T financing of $78,614 was offset against the gain on the restructuring of debt.  Amortization of deferred financing costs related to ComVest for the years ended December 31, 2009 and 2008 was $232,395 and $111,759, respectively. The balance of the deferred financing costs related to the ComVest financing of $258,991 was included in the loss on extinguishment of debt for the year ended December 31, 2009.

Sub Notes

On March 1, 2005, CPR issued Amended and Restated Notes (collectively, the “Sub Notes”) to each of Matthew Kingfield, B&N Associates, LLC, Alyson P. Drew and Fergco Bros. LLC (collectively, the “Sub Noteholders”) for $50,000, $100,000, $100,000 and $300,000, respectively. Ms. Drew is the spouse of ClearPoint’s director Parker Drew. Fergco Bros. LLC (“Fergco”) is twenty-five percent (25%) owned by Mr. Ferguson, a stockholder of the Company.

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

In consideration of each Sub Noteholder agreeing to extend the maturity date of the Sub Note, ClearPoint issued warrants (“Initial Sub Note Warrants”) to the Sub Noteholders to purchase, in the aggregate, 82,500 shares of common stock (the “Sub Note Warrant Shares”) at an exercise price of $1.55 per share. The Initial Sub Note Warrant is immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010.  The Initial Sub Note Warrants expired on March 31, 2010.  CPR had the right in its sole discretion, to extend the maturity date of the Amended Sub Notes to March 31, 2010, and in connection with such extension, the Sub Noteholders had the right to receive additional Sub Note Warrants (the “Additional Sub Note Warrants”) to purchase, in the aggregate, an additional 82,500 shares of common stock.

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

CPR did not make the required quarterly interest payments for July 2009 under the Amended Sub Notes for the year ended December 31, 2009, in the aggregate amount of $27,500.  Pursuant to the terms of the Amended Sub Notes, CPR’s failure to make the foregoing payments when due constitutes an event of default if not cured within five business days of receipt of written notice from a Sub Noteholder. An event of default under the Amended Sub Notes triggers a cross-default provision pursuant to the Loan Agreement with ComVest.  In addition, a default under the Loan Agreement would trigger a cross-default provision pursuant to the M&T Restructure Agreement unless the default under the Loan Agreement is waived in writing by ComVest.  On August 14, 2009, ComVest executed a waiver letter, which waived all of the Company’s defaults under the Amended Sub Notes through August 14, 2009.

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

The Company did not make certain required payments to the sub noteholders on March 31, 2010 in principal of $55,000 and interest of $5,500 totaling $60,500.

Bridge Notes

On June 12, 2008, the Company issued notes (the “Original Bridge Notes”) to each of Messrs. Traina, Drew and TerraNova Partners, L.P. (“TerraNova Partners” and, together with Messrs. Traina and Drew, the “Bridge Lenders”) in the principal amounts of $104,449, $50,000 and $100,000, respectively. Mr. Drew is a member of the Company’s board of directors and TerraNova Partners, a stockholder of the Company, is 100% beneficially owned by Mr. Kololian, the Company’s former lead director. Mr. Kololian also controls 100% of the voting interest and 55% of the non-voting equity interest in the general partner of TerraNova Partners. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company. On June 26, 2008, the Company issued amended and restated Original Bridge Notes (the “Amended Bridge Notes”) to each Bridge Lender. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company shall have the right to repay the Amended Bridge Notes in shares of Common Stock at a price equal to the closing price of the Common Stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand for payment by the Bridge Lender, as provided in the Original Bridge Note.

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

The terms of the Promissory Notes were identical. The principal amount of each Promissory Note was $400,000, and each bore interest at the rate of 6% per annum, which was to be paid quarterly, and each were due on February 22, 2009. The Promissory Notes were subordinate and junior in right of payment to the prior payment of any and all amounts due to M&T pursuant to the M&T Credit Agreement, as amended. On February 28, 2008, ClearPoint Workforce, LLC (“CPW”), a wholly owned subsidiary of CPR, advanced $800,000, on behalf of Optos, to the provider of Optos’ outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the Promissory Notes, and the underlying payment obligations, issued by CPR on February 22, 2008.

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

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  The subordination letter restricts payments until 2014.  For the year ended December 31, 2009 and 2008, the Company recorded $70,350 and $58,098, respectively, in interest expense associated with the ALS Note.  As of December 31, 2009, the Company had $261,200 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note. The Company presented the ALS Note on the balance sheet net of other assets of $300,000 in expenses related to the TSIL Litigation as per the letter agreement dated June 20, 2008 and an advance payment of $330,000 on the ALS Note, which nets out to $1,653,347 (see Note 18 – Litigation).

Note Payable to StaffBridge

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

On September 15, 2009, the StaffBridge Note was amended pursuant a Debt Extension Agreement Amendment dated September 3, 2009 (the “Extension Agreement”).  Pursuant to the Extension Agreement, the outstanding balance under the StaffBridge Note shall be paid in monthly installments beginning February 15, 2010.  Each monthly installment payment under the StaffBridge Note will be in the total amount of $17,106, consisting of (i) $16,138 with respect to the outstanding principal balance and (ii) $968 relating to accrued and unpaid interest as of August 31, 2009 and interest for the period of September 1, 2009 through January 31, 2010.  The StaffBridge Note continues to bear interest at the rate of 8% per annum.

The Company did not make certain required payments due February 15, 2010 or March 15, 2010 in principal of $33,000 and interest of $4,302 totaling $37,302 under the StaffBridge note, as amended.

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

NOTE 12 — STOCK-BASED COMPENSATION:

On February 12, 2007, the Company adopted the 2006 Long-Term Incentive Plan (the “Plan”) which was approved by stockholders.  Under the Plan, the Company grants stock options to key employees, directors and consultants of the Company.  All grants prior to March 31, 2007 are 100% vested.  Options granted to two employees on September 11, 2007 are 100% vested.  Options granted on September 11, 2007 to all other employees of the Company are one-third vested as of September 11, 2007, an additional one-third vested as of September 17, 2008 with the remaining one-third vested as of September 11, 2009.  With respect to the options granted August 20, 2008, the vesting period is one-third on August 20, 2009, an additional one-third on August 20, 2010 with the remaining one-third on August 20, 2011.  Options expire between 3 and 10 years from the date of grant or earlier at the determination of the board of directors.

For grants to non-employee directors after March 31, 2007, the vesting period is 3 years from the grant date, subject to continuing service on in the board capacity.  Options authorized for issuance under the Plan total 2,750,000.  The number of shares covered by stock options that may be exercised by any participant during any calendar year cannot have an aggregate fair market value in excess of $100,000 measured at the date of the grant.  The exercise price for options cannot be less that the fair market value of the Company’s common stock on the date of the grant.  At December 31, 2009, 1,821,900 options were available for issuance.

Accounting for Employee Awards

The Plan is accounted for in accordance with the recognition and measurement provisions under ASC Topic 718, “Compensation – Stock Compensation,” which established the accounting for stock-based compensation awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.  The Company measures and recognizes the cost of stock-based awards granted to employees and directors based on the grant-date fair value of the award and recognizes expense over the vesting period.  The Company estimates the grant date fair value of each award using a Black-Scholes option-pricing model.

The Company’s results of operations for the years ended December 31, 2009 and 2008 include share based employee compensation expense totaling $40,223 and $42,356, respectively.  Such amounts have been included in the Statements of Operations in selling, general and administrative expense.  No income tax benefit has been recognized in the Statements of Operations for share-based compensation arrangements as the Company has provided for a 100% valuation allowance on its deferred tax assets.

Accounting for Non-Employee Awards

Stock compensation expenses related to non-employee options were $19,406 and $6,487 for the years ended December 31, 2009 and 2008, respectively.  Such amounts have been included in the Statements of Operations in selling, general and administrative expense.

Total stock-based compensation all of which relates to stock options, was $59,629 and $48,843 for the years ended December 31, 2009 and 2008, respectively.

During the year ended December 31, 2008, 605,000 stock options were granted with fair values of $146,260.  No options were granted during the year ended December 31, 2009.  The fair value of options at the date of grant was estimated using the Black-Scholes option pricing model.  The Company took into consideration guidance under ASC Topic 718 and SAB No. 107 when reviewing and updating assumptions.  The expected volatility is based upon historical volatility of the Company’s stock.  The expected term is based upon the simplified method as allowed under SAB 110.

The assumptions made in calculating the fair values of options  issued in 2008 were as follows:

Year Ended December 31, 2008
Volatility	133%
Expected term in years	6 years
Risk-free interest rate	3.17%
Expected dividend yield	0%

The following information relates to the stock option activity under the Plan for the years ended December 31, 2009 and 2008:

	2009		2008
	Shares subject to Options	Weighted Average Option Prices	Shares subject to Options	Weighted Average Option Prices
Outstanding at January 1	1,002,008	$1.01	766,000	$5.68
Granted	—	—	605,000	1.13
Exercised	—	—	—	—
Cancelled	(73,908)	3.40	(368,992)	1.33
Outstanding at December 31	928,100	2.87	1,002,008	1.01
Exercisable at December 31	593,766	4.31	513,230	0.92
Weighted Average Remaining Contractual Terms (Years)
Outstanding	4.94		5.81
Exercisable	2.85		4.81

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
Granted March, 2007	645,000	$6.10	0.24 years
Granted September, 2007	171,000	$4.10	7.70 years
Granted August, 2008	605,000	$0.30	8.67 years
Exercised	—	—	—
Cancelled	(492,900)	—	—
Outstanding at December 31, 2009	928,100	$2.87	5.17 years

The aggregate intrinsic value for the options in the table above was zero at December 31, 2009 based on the closing common share price of $0.01 as at December 31, 2009. The aggregate intrinsic value represents the difference between the Company’s closing stock price December 31, 2009 and the exercise price, multiplied by the number of in-the-money options that would have been received by the option holders had all option holders exercised their options on December 31, 2009. This amount changes based on the fair market value of the Company’s common stock.

As of December 31, 2009 and December 31, 2008, there was $71,433 and $129,324 respectively of unrecognized compensation cost related to all unvested stock options.

Warrants

The following information relates to warrant activity for the years ended December 31, 2009 and 2008:

	2009		2008
	Number of Warrants	Weighted Average Exercise Price	Number of Warrants	Weighted Average Exercise Price
Balance, January 1	14,915,825	$3.80	11,040,000	$5.00
Issued during the period	175,000	0.19	3,875,825	0.08
Exercised during the period	—		—	—
Cancelled during the period	(11,040,000)	5.00	—	—
Balance, December 31	4,050,825	0.15	14,915,825	3.80

As at December 31, 2009, the range of exercise prices of the outstanding warrants was as follows:

Range of exercise prices	Number of warrants	Average remaining contractual life	Weighed average exercise price
$0.01 - 1.55	4,050,825	3.5	$0.15

Warrants issued in 2008 were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 106%, a risk-free interest rate of 3%, a term equivalent to the life of the warrant and reinvestment of all dividends in the Company of zero percent.

Warrants issued in 2009 were valued using the Black-Scholes model, using the weighted average key assumptions of volatility of 255% - 309%, a risk-free interest rate of 1%, a term equivalent to the life of the warrant and reinvestment of all dividends in the Company of zero percent.

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

The Company has warrants classified as liabilities which are measured at fair value on a recurring basis. These warrants are measured at fair value using the Black-Scholes valuation model. In selecting the appropriate fair value technique the Company considers the nature of the instrument, the market risks that it embodies, and the expected means of settlement.

The following tables present the Company’s liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy.

		Fair Value Measurements Reporting Date
Description	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability	$1,213,433	$—	$—	$1,213,433

2008

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance	$—
Total (gains) or losses (realized/unrealized)
Included in earnings	(33,813)
Included in other comprehensive income	—
Purchases, issuances and settlements	1,247,246
Transfer in and/or out of Level 3	—
Ending Balance	$1,213,433

		Fair Value Measurements Reporting Date
Description	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities:
Warrant Liability	$1,388,393	$—	$—	$1,388,393

2009

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)

Beginning Balance	$1,213,433
Total (gains) or losses (realized/unrealized)
Included in earnings	86,529
Included in other comprehensive income	—
Purchases, issuances and settlements	88,431
Transfer in and/or out of Level 3	—
Ending Balance	$1,388,393

Fair Value of Financial Instruments not measured at fair value on a recurring basis: The carrying amount of cash, accounts receivable, debt, and accounts payable are considered representative of their respective fair values because of the short-term nature of these financial instruments. Long-term debt approximates fair value due to the interest rates on the promissory notes approximating current rates.

NOTE 14 — COMMITMENTS AND CONTINGENCIES:

Leases:

The Company leases office space under an operating lease that expires in May, 2010. Future minimum rental payments required under operating leases due in fiscal 2010 amount to $53,340. The above lease commitments do not include future minimum rental payments that have been accrued for in restructuring costs (see Note 10 – Accrued Restructuring Costs).  Rent expense for 2009 and 2008 was $164,344 and $190,383, respectively.

Employee Benefit Plan:

In 1991, Quantum Resources Corporation (“Quantum”) established a savings and profit sharing (IRC Section 401(k)) plan (“Plan”). The Company acquired all of the outstanding stock of Quantum on July 29, 2005 and, as a result, assumed the Plan.  As of January 1, 2006, the Plan was amended to include additional employees of Quantum and to meet IRS safe harbor provisions. Employees are eligible to participate upon their date of hire. Participants may elect to defer a percentage of their compensation subject to the Internal Revenue Service limit on elective deferrals. The Plan also allows for a discretionary Company match of elective deferrals that will vest on a three-year cliff vesting schedule.  There was no Company match for the years ended December 31, 2009 and 2008.

Retirement Benefit Liability:

Upon its acquisition of Quantum, the Company assumed a stock purchase agreement dated December 30, 1986 with a former owner. The agreement called for the payment of retirement benefits in equal monthly payments, adjusted for the cost of living increases equal to the Consumer Price Index. The former owner is entitled to these benefits until his death.

The Company recorded an estimated liability of $220,066 based upon the expected remaining life of the former owner, and made payments of $132,447 and $33,057  in the years ended December 31, 2009 and 2008, respectively. Estimated future payments to the former owner are as follows:

Year Ending December 31,
2010	$84,420
2011	84,420
2012	84,420
2013	84,420
Total minimum payments	337,680
Present value (at 12.25% discount rate) net minimum retirement payments	$220,066
Less, current portion	(84,420)
$135,646

NOTE 15 — INCOME TAXES:

Deferred tax assets and liabilities are determined based on temporary differences between income and expenses reported for financial reporting and tax reporting. The Company is required to record a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. In assessing the need for a valuation allowance, the Company historically had considered all positive and negative evidence, including scheduled reversals of deferred tax liabilities, prudent and feasible tax planning strategies and recent financial performance. The Company determined that the negative evidence, including historic and current losses, as well as uncertainties related to the ability to utilize Federal and state net loss carry-forwards, outweighed any objectively verifiable positive factors, and as such, concluded that a full valuation allowance against the deferred tax assets was necessary. In the first quarter of fiscal 2008, the deferred tax asset balance was offset by $5,007,180 valuation allowance. In addition, the Company established a 100% valuation allowance against the income tax benefit resulting from operations during the year ended December 31, 2008 and December 31, 2009.  The establishment of the deferred tax asset allowance does not preclude the Company from reversing a portion or all of the allowance in future periods if the Company believes the positive evidence is sufficient enough to utilize at least a portion of the deferred tax assets, nor does it limit the ability to utilize losses for tax purposes, subject to loss carry-forward limitations and periods permitted by tax law.

The Company filed all applicable federal and state income tax returns to enable it to receive the minimum amount required under the M&T Restructure Agreement and believes that these funds will be received prior to December 31, 2008. To the extent they are received, these funds will be remitted directly to M&T in satisfaction of that portion of the Company’s obligation. During the year ended December 31, 2008, the Company received and remitted approximately $1,058,000 in federal and state tax refunds to M&T.  During the year ended December 31, 2009, the Company received and remitted approximately $58,889 in state tax refunds and no federal tax refunds to M&T.

An analysis of the Company’s net deferred tax assets is as follows:

	December 31
	2009	2008
Deferred tax (liabilities) assets:
Current:
Allowance for doubtful accounts	$2,048,576	$2,898,090
Accrued termination fee	195,000	195,000
Warrant Liabilities	445,685	—
Stock options	541,473	410,600
	3,230,734	3,503,690
Valuation allowance	(3,230,734)	(3,503,690)
Current	—	—

Non-current:
Book to tax depreciation difference	(14,348)	(11,319)
Financing cost, principally due to difference in amortization	7,634,231	8,174,032
Accrued restructuring costs	121,619	172,678
Accrued retirement benefits	85,826	131,840
Charitable contribution carryover	9,514	9,514
Net operating loss carryforward	6,864,965	5,420,069
	14,701,807	13,896,814
Valuation allowance	(14,701,807)	(13,896,814)
Deferred income tax asset, net	$—	$—

The net deferred tax asset was presented in the Company’s consolidated balance sheets as follows:

	December 31
	2009	2008
Current deferred tax asset	$3,230,734	$3,503,690
Non-current deferred tax asset	14,701,807	13,896,814
Deferred Tax Asset before valuation allowance	17,932,541	17,400,504
Valuation allowance	(17,932,541)	(17,400,504)
Deferred Tax Asset	$—	$—

Current federal and state income taxes payable of $0 and $208,000 are included in other current liabilities as of December 31, 2009 and 2008, respectively. The Company has net operating loss carryforwards for federal purposes of $13,024,838 and $0 for state purposes which expire in various years through 2028.  The timing and manner, in which the Company will utilize the net operating loss carryforwards in any year, or in total, may be limited by Section 382 of the Internal Revenue Service Code.  Such limitations may have an impact on the ultimate realization and timing of these net operating loss carryforwards.  The components of the income tax expense (benefit) are summarized as follows:

	December 31
	2009	2008
Current:
Federal income tax (benefit)	$(1,556,396)	$(3,532,501)
State tax (benefit)	(175,017)	208,000
Total current tax expense (benefit)	(1,731,413)	(3,324,501)
Deferred:
Federal tax (benefit)	(463,487)	(7,465,923)
State tax (benefit)	(68,160)	(1,588,888)
Total deferred tax (benefit)	(531,647)	(9,054,811)
Valuation allowance	2,263,060	17,400,504
Total income tax expense (benefit)	$—	$5,021,192

ClearPoint accounts for income taxes in accordance with ASC Topic 740 “Income Taxes” by utilizing an asset and liability approach that requires recording deferred tax assets and liabilities for the future year consequences of events that have been recognized in its financial statements or tax returns.  Under ASC Topic 740, ClearPoint measures these expected future tax consequences based upon provisions of tax law as currently enacted. Significant judgment is required in determining any valuation allowance against deferred tax assets. In assessing the need for a valuation allowance, ClearPoint considers all available evidence, including historical operating results and estimates of future taxable income. ClearPoint’s assessment at December 31, 2009 has resulted in a full valuation allowance being recorded against the deferred tax assets. In the event ClearPoint changes its determination as to the amount of deferred tax assets that can be realized, an adjustment to the valuation allowance with a corresponding effect to the provision for income taxes in the period in which such determination is made could have an adverse impact on ClearPoint’s consolidated financial statements. The effects of future changes in tax laws are not anticipated. Variations in the actual outcome of these future tax consequences could materially impact ClearPoint’s financial position or its results of operations. ClearPoint also provides a reserve for tax contingencies when it believes a probable and estimatable exposure exists.

The differences between the statutory federal income tax rate and the effective income tax rate as reflected in the accompanying consolidated statements of operations are:

	December 31
	2009	2008
Statutory federal income tax	$(1,046,000)	$(11,480,000)
State income tax	(101,000)	(1,114,000)
Non-deductible intangible asset amortization and other permanent differences	23,000	25,000
Other	—	189,688
Other – valuation allowance	1,124,000	17,400,504
	$—	$5,021,192

In the fiscal years ended December 31, 2009 and 2008, non-deductible intangible asset amortization included non-deductible contracts rights of $50,000 and $50,000, respectively, and non-deductible interest expense related to warrant liability of $0 and $509,531, respectively.

NOTE 16 — MANAGEMENT AND EMPLOYMENT AGREEMENTS:

On February 12, 2007, the Company entered into an employment agreement with Mr. Traina, Chief Executive Officer (“CEO”) of the Company, whereby the Company agreed to pay the CEO $25,000 per month, plus benefits, with the term of the agreement being 3 years.

On February 28, 2008, Mr. Ferguson resigned from the Company in connection with the Optos Licensing Agreement. In connection with Mr. Ferguson’s resignation as the Company’s and CPR’s director, President and Secretary, the Company and Mr. Ferguson entered into the Separation of Employment Agreement and General Release (the “Ferguson Separation Agreement”). In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson Separation Agreement and his release of his claims, if any, under the Ferguson Separation Agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. For the years ended December 31, 2009 and December 31, 2008, Mr. Ferguson was reimbursed approximately $9,000 and $12,000, respectively, for health insurance payments.  Pursuant to the Ferguson Separation Agreement, except for the parties’ continuing obligations under the Employment Agreement between the Company and Mr. Ferguson, dated as of February 12, 2007, such employment agreement is of no further force and effect. Pursuant to the Ferguson Separation Agreement, Mr. Ferguson agreed not to stand for election as a director of the Company, and, for as long as Mr. Ferguson beneficially owns at least 5% of the Company’s outstanding shares of common stock, Mr. Ferguson will be entitled to be an observer at each meeting of the Company’s board of directors. Under the Ferguson Separation Agreement, the Company entered into a consulting agreement (the “Ferguson Consulting Agreement”) with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months. In return, Mr. Ferguson shall assist the Company with any matters relating to the performance of his former duties and will work with the Company to effectively transition his responsibilities. As of December 31, 2008, the Company paid Mr. Ferguson $57,692 pursuant to the Ferguson Consulting Agreement and recorded a related party liability of $256,709 as of December 31, 2008 pursuant to the Ferguson Consulting Agreement.  For the year ended December 31, 2009 the Company made no payments to Mr. Ferguson.  As a result, a related party liability in the amount of $256,709 remained as of December 31, 2009.

On June 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation as the Company’s Chief Financial Officer, the Company and Mr. Braun entered into a Separation of Employment Agreement and General Release (the “Braun Separation Agreement”).

In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun Separation Agreement, his release of his claims, if any, under the Braun Separation Agreement, and his agreement to provide the transitional services to the Company, the Company agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or paid time off hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise 90,000 of the 140,000 stock options granted until March 30, 2010. The balance of the Braun Stock Options expired on June 20, 2008 in accordance with the Company’s 2006 Plan. As of December 31, 2008, the Company paid Mr. Braun approximately $75,000 pursuant to the Braun Separation Agreement in full and final settlement of all monies due.

On June 20, 2008, John Phillips and the Company entered into an Employment Agreement (the “Phillips Employment Agreement”). Pursuant to the Phillips Employment Agreement, Mr. Phillips’ current base salary is $175,000 per year, which may be increased in accordance with the Company’s normal compensation review practices. On November 7, 2008, the Company’s board of directors increased Mr. Phillips’ base salary to $195,000 effective November 10, 2008. Mr. Phillips is also entitled to participate in any benefit plan of the Company currently available to executive officers to the extent he is eligible under the provisions thereof, and the Company will pay health, dental and life insurance premiums for Mr. Phillips and members of his immediate family. Mr. Phillips is entitled to receive short and long-term disability insurance, and is entitled to three weeks of paid time off per year. Mr. Phillips may be entitled to discretionary bonuses as determined by the Company’s CEO, the board of the directors and the Compensation Committee. On August 20, 2008, Mr. Phillips was granted stock options to purchase 50,000 shares of the Company’s common stock. The options vest in three equal annual installments beginning August 20, 2009 and expire August 20, 2018. The exercise price of the options is $0.30 per share.

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

On March 31, 2008, the Company amended the Drew Note and the Fergco Note by issuing Second Amended and Restated Notes in the original principal amounts of $100,000 and $300,000 to Alyson Drew and Fergco, respectively. The amended notes extended the maturity date from March 31, 2008 until March 31, 2009. In consideration of agreeing to amend the Drew Note and the Fergco Note, the Company agreed to issue a warrant to each of Alyson Drew and Fergco giving them the right to purchase 15,000 shares and 45,000 shares of common stock, respectively, at an exercise price per share equal to $1.55. The warrants were exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010.  On June 20, 2008, the Company exercised its right to extend the maturity date of the Drew Note and the Fergco Note to March 31, 2010. In connection with such extension, each of Alyson Drew and Fergco received an additional warrant to purchase 15,000 shares and 45,000 shares of common stock, respectively, at an exercise price of $1.55 per share. The additional warrants are immediately exercisable during the period commending on June 20, 2008 and ending on March 31, 2011.  The Company amended and restated the Drew Note and the Fergco Note by issuing third amended and restated promissory notes dated September 8, 2009  to Fergco and Alyson Drew, respectively, for $400,000 in aggregate principal amount.   Pursuant to the amended and restated notes, principal amounts shall be due and payable in monthly installments equal to 10% of the principal amount beginning March 31, 2010 and the notes continue to bear interest at the rate of 12% per annum.  Interest due for the period of May 1, 2009 through August 31, 2009 and additional interest accruing for the period of September 1, 2009 through February 28, 2010 shall be deferred and paid in monthly installments beginning March 31, 2010.  Interest payments for the period beginning March 1, 2010 and future periods will be paid monthly, one month in arrears, beginning April 30, 2010.  The Company did not make certain required payments under the Drew Note and the Fergco Note on March 31, 2010 in principal of $40,000 and interest of $4,000 totaling $44,000.

In connection with the financing transaction with ComVest, ComVest entered into the Subordination Agreement dated June 20, 2008 with Alyson Drew, Fergco, certain other noteholders, and CPR. Pursuant to the Noteholder Subordination Agreement, Alyson Drew and Fergco agreed to subordinate to ComVest the Company’s obligations to them under the Drew Note and the Fergco Note.

The proceeds of these notes were used to fund acquisitions. Pursuant to the terms of these notes, ClearPoint has made interest only payments until the repayment of the notes, as applicable.  During the fiscal year ended December 31, 2008, the Company made interest payments of $15,000 and $45,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.  During the fiscal year ended December 31, 2009, the Company made interest payments of $4,000 and $12,000 to Alyson Drew and Fergco pursuant to the Drew Note and Fergco Note, respectively.

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

Bridge Notes

On June 6, 2008, the Company issued the Original Bridge Notes, to each of Michael Traina, Parker Drew and TerraNova Partners in the principal amounts of $104,449, $50,000 and $100,000, respectively.  During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to the Company.  TerraNova Partners, the Company’s stockholder, is 100% owned by Mr. Kololian, the Company’s former lead director and stockholder. Mr. Kololian also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners. The Original Bridge Notes contained identical terms and were unsecured and payable on demand.  No interest accrued on the unpaid principal balance of the Original Bridge Notes until demand.  After demand, the Original Bridge Notes bore interest at an annual rate of 5%.  On June 26, 2008, the Company issued the Amended Bridge Notes. The Amended Bridge Notes contain identical terms and provide that (i) the principal amount of the Amended Bridge Notes will bear interest at a rate of 8% per annum, payable quarterly and (ii) the Company will have the right to repay the Amended Bridge Notes in shares of common stock at a price equal to the closing price of common stock on June 26, 2008. The Amended Bridge Notes do not contain the provision stating that the principal balance will bear interest only upon demand, as provided in the Original Bridge Note. Mr. Drew’s amended bridge note was repaid in full and Mr. Traina was repaid $5,000 during the quarter ended June 30, 2008. The balance of Mr. Traina’s loan was repaid in July 2008. On August 12, 2008, the Company’s board of directors approved the payment of the Amended Bridge Note issued to TerraNova Partners in 204,082 shares of common stock in accordance with the terms of the Amended Bridge Note. On March 6, 2009, these shares were issued to TerraNova Partners.

Agreements with Related Parties

Separation Agreement and Consulting Agreement with Christopher Ferguson

On February 28, 2008, Mr. Ferguson resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, the Company entered into the Ferguson Separation Agreement. In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the separation agreement and his release of his claims, if any, under the separation agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for Mr. Ferguson for a period equal to 52 weeks. For the years ended December 31, 2009 and December 31, 2008 Mr. Ferguson was reimbursed $9,000 and $12,000, respectively, for health insurance payments.  Pursuant to the Ferguson Separation Agreement, on April 18, 2008, CPR entered into the Ferguson Consulting Agreement with Mr. Ferguson pursuant to which he will be paid $25,000 per month for twelve (12) months.  As of December 31, 2008, the Company paid Mr. Ferguson $57,692 pursuant to the Ferguson Consulting Agreement and recorded a liability of $256,709 as of December 31, 2008 pursuant to the Ferguson Consulting Agreement.  No payments were made to Mr. Ferguson for the year ended December 31, 2009.

Separation Agreement with Kurt Braun

On July 20, 2008, Kurt Braun, the Company’s former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation, the Company entered into the Braun Separation Agreement. In consideration of Mr. Braun’s agreement to be legally bound by the terms of the separation agreement, the Company agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks beginning within a reasonable time after the seven day revocation period following execution of the Braun Separation Agreement; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; and (iii) pay Mr. Braun the balance of any accrued but unused vacation or PTO hours, minus all payroll deductions required by law or authorized by Mr. Braun. During the fiscal year ended December 31, 2008, the Company paid approximately $75,000 to Mr. Braun pursuant to the foregoing agreement in full and final settlement of all monies due.

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

Additionally, the Company recorded approximately $1,573 and $99,202 for reimbursement of expenses incurred by TNMC in connection with the former Advisory Services Agreement and the New Advisory Services Agreement for the fiscal years ended December 31, 2009 and 2008, respectively.  ClearPoint incurred approximately $15,000 for reimbursement of expenses incurred by TNMC in connection with the Advisory Services provided for the twelve months ended December 31, 2009.

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

Pursuant to a Subordination Letter sent by ALS to ComVest, M&T and the Company dated June 20, 2008 (the “ALS Subordination Letter”), ALS agreed that the Company may not make and ALS may not receive payments on the ALS Note, provided however, that (i) upon payment in full of all obligations under the Term Loan owing to ComVest and so long as the Company is permitted to make such payments, the Company shall make monthly interest payments on the outstanding principal balance of the ALS Note and (ii) upon payment in full of the M&T Obligations, the Company shall make 24 equal monthly installments on the ALS Note, as amended pursuant to the ALS Agreement described above.  For the year ended December 31, 2009 and 2008, the Company recorded $70,350 and $58,098, respectively, in interest expense associated with the ALS Note.  As of December 31, 2009, the Company had $261,200 of accrued interest payable recorded on its consolidated balance sheet associated with the ALS Note. The Company presented the ALS Note on the balance sheet net of other assets of $300,000 in expenses related to the TSIL Litigation as per the letter agreement dated June 20, 2008 and an advance payment of $330,000 on the ALS Note, which nets out to $1,653,347 (see Note 18 – Litigation).  The discovery in the litigation has concluded.  Both TSIL and ClearPoint filed motions for summary judgment and, on March 26, 2010, the court granted ClearPoint’s motion for summary judgment in its favor.

Transactions with Dennis Cook, The Cameron Company, LLC  and WES Health System

Dennis Cook, a member of the Company’s board of directors, served as an advisor to the board of directors since 2007. In such capacity, Mr. Cook provided ad hoc recommendations regarding general business strategy to the board of directors upon request. In connection with such services, the Company paid Mr. Cook approximately $12,000 and $4,000 during the years ended December 31, 2007 and 2008, respectively. During the fiscal year ended December 31, 2008, the Company leased office space from WES Health System (“WES”) for which it paid a total of $1,875. In addition, on March 29, 2007, Mr. Cook was granted options to purchase 20,000 shares of common stock at an exercise price of $6.10. The options vested immediately.  Mr. Cook serves as the President and Chief Executive Officer of WES and as President and Chief Executive Officer of The Cameron Company, LLC.  The Cameron Company, LLC was issued 30,258 shares of common stock in connection with the merger of Terra Nova in 2007.  During the fiscal years ended December 31, 2009 and 2008, the Company provided certain temporary employees and payroll services to WES for approximately $0, and $1,156,000, respectively.

Transactions with KOR, TZG and Optos

On August 30, 2007, the Company entered into an agreement (the “KOR Agreement”) with KOR, a Florida limited liability company controlled by Kevin O’Donnell, a former officer of the Company, pursuant to which the Company granted to KOR an exclusive right and license (i) to set up and operate, in parts of northern California and Florida, a franchise of the Company’s system and procedures for the operation of light industrial and clerical temporary staffing services and (ii) to use in connection with the operation certain of the Company’s proprietary intellectual property. The KOR Agreement replaced the agreement between the Company and KOR entered on July 9, 2007. In consideration for the grant and license, KOR was required to pay to the Company , on a weekly basis, a royalty equal to 4.5% of all gross revenues earned by KOR from its operations. KOR also agreed to pay the Company, on a weekly basis, a royalty equal to 50% of the net income from KOR’s operations. Through this relationship KOR operated and managed up to twelve of the Company’s former branches. The KOR Agreement was terminated on March 5, 2008 as described in the TZG and KOR agreements described in Note 4 — Business and Asset Acquisitions and Dispositions and Licensing Agreements.

On February 28, 2008, CPR and its subsidiary, CPW, entered into the Optos Licensing Agreement with Optos, of which Christopher Ferguson is the sole member. Pursuant to the Optos Licensing Agreement, the Company (i) granted to Optos a non-exclusive license to use the ClearPoint Property and the Program, both as defined in the Optos Licensing Agreement, which include certain intellectual property of CPR, and (ii) licensed and subcontracted to Optos the client list previously serviced by TZG, pursuant to the TZG Agreement, dated August 13, 2007 and all contracts and contract rights for the clients included on such list.  In consideration of the licensing of the Program, which is part of the ClearPoint Property, CPR was entitled to receive a fee equal to 5.2% of total cash receipts of Optos related to temporary staffing services. With CPR’s consent, Optos granted, as additional security under certain of its credit agreements, conditional assignment of Optos’ interest in the Optos Licensing Agreement to its lender under such credit agreements. The foregoing agreement with TZG was terminated on February 28, 2008 in connection with the Optos Licensing Agreement as described in the TZG and KOR agreements described in Note 4 — Business and Asset Acquisitions and Dispositions and Licensing Agreements.

On April 8, 2008, the Optos Licensing Agreement was terminated. In consideration for terminating the Optos Licensing Agreement, CPR and Optos have agreed that there will be a net termination fee for any reasonable net costs or profit incurred, if any, when winding up the operations associated with termination. This fee is estimated to be $500,000 and has been recorded as an expense for the year ended December 2008. The payment of the net termination fee will be in the form of cash and shares of common stock of the Company.  As of December 31, 2009, the following balances concerning the Optos Licensing Agreement have been recorded:

Accounts receivable – related party	$336,670
Accrued termination fee	(500,000)
Vendor managed services payable and other liabilities	(201,799)
Net (due) Optos	$(365,129)

NOTE 18 — LITIGATION:

Temporary Services Insurance Ltd.

On September 21, 2007, TSIL, which claimed to be a captive reinsurance company offering workers’ compensation insurance to its shareholders through an insurance program, initiated the TSIL litigation in the U.S. District Court in Florida against ALS, Advantage Services Group, LLC, certain officers and shareholders of ALS and Advantage Services Group, LLC, as well as certain other third party companies, collectively referred to as the ALS defendants, alleging that it was owed at least $2,161,172 in unpaid insurance assessments, as well as other requested damages, from the ALS defendants.  Kevin O’Donnell, a former officer of the ALS companies and a named defendant in the TSIL litigation, controls KOR Capital, LLC, referred to as KOR, a former franchisee of ClearPoint.

ClearPoint was also named as a defendant because it acquired certain assets from ALS and its wholly owned subsidiaries, including Advantage Services Group II, LLC, referred to as ASG II, in February 2007, for which it paid a portion of the purchase price at closing to the ALS defendants, through ALS.  It was alleged that this transfer rendered ASG II, one of the named insureds on the TSIL policy, insolvent and unable to pay the insurance assessments and damages owed to TSIL.  TSIL requested in its complaint that its damages be satisfied from the assets transferred to ClearPoint.  Agreements related to the acquisition of certain assets and liabilities of ALS in February 2007 contain provisions under which ClearPoint may seek indemnification from ALS in connection with the foregoing.

The court in the TSIL litigation entered an order dated February 22, 2008, referred to as the TSIL order, requiring ClearPoint not to make any payments to ALS pursuant to the purchase agreement without first seeking leave of court.  On or about June 20, 2008, in connection with ALS’ agreement to subordinate the ALS note to certain lenders of ClearPoint, the ALS parties and ClearPoint agreed, among other things, as follows:

•
That the ALS parties acknowledge their obligation to indemnify ClearPoint in connection with the TSIL litigation, subject to certain sections of the purchase agreement governing ClearPoint’s acquisition the assets and liabilities of ALS, referred to as the ALS purchase agreement;

•	That the ALS parties shall be responsible for ClearPoint’s attorney’s fees incurred in the TSIL litigation from June 20, 2008, not to exceed $300,000;

•
That the ALS parties and ClearPoint shall take all appropriate actions to dismiss all of their respective claims against one another in the TSIL litigation, and that following such dismissal, ClearPoint shall cooperate as reasonably requested by the ALS parties in connection with the TSIL litigation including consenting in connection with a request to lift the TSIL order, or otherwise permit payment to the ALS parties in accordance with the terms of the ALS purchase agreement and ALS note; and

•
In addition, ClearPoint agreed not to assert its right to set off from the ALS note any other amounts in connection with the TSIL litigation until such time (if at all) as a final judgment is entered against ClearPoint in the TSIL litigation, or the amount of TSIL’s claims against ClearPoint are liquidated by settlement or otherwise.

Both TSIL and ClearPoint filed motions for summary judgment and, on March 26, 2010, the court granted ClearPoint’s motion for summary judgment in its favor.

Select Staffing

On September 1, 2009, Select filed a complaint in the Superior Court of California (Santa Barbara County) against ClearPoint alleging that ClearPoint failed to pay Select pursuant to the Select subcontract since August 2009 and that ClearPoint failed to perform certain obligations under the Select subcontract.  On December 30, 2009, that complaint was dismissed with prejudice by mutual agreement of the parties.

For additional information regarding the Select license agreement and the Select subcontract, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Transactions Related to Transition from Temporary Staffing Business Model to iLabor Network Model.”

XL Specialty Insurance Company

On November 10, 2008, XL Specialty Insurance Company, referred to as XL, filed a complaint in the Supreme Court of the State of New York (New York County), and, on December 9, 2008, XL filed an amended complaint, referred to as the XL complaint, alleging that, among other things, XL issued workers’ compensation insurance policies to ClearPoint Advantage, LLC, a wholly owned subsidiary of CPR and referred to as CP Advantage, during 2007 and CP Advantage failed to make certain payments with regard to claims made against CP Advantage under the policies and maintain collateral required by the insurance policy documents.  XL seeks to recover from ClearPoint, as a guarantor of CP Advantage’s obligations under the insurance policies, $745,548, in the aggregate, in connection with certain claims against and pursuant to the collateral obligations of, CP Advantage.  XL, in addition to damages, seeks pre-judgment interest, attorneys’ fees, costs and expenses and such other relief deemed proper by the court.   CPR filed its answer in this matter on February 17, 2009 and contends that a third party is liable for the payments under the insurance policies pursuant to an agreement governing the sale of HRO.   XL filed a motion for summary judgment on March 31, 2010.

AICCO, Inc.

On November 18, 2008, AICCO, Inc., referred to as AICCO, filed a complaint the Court of Common Pleas of Bucks County, Pennsylvania against ClearPoint, referred to as the AICCO litigation, alleging that AICCO agreed to finance premiums of certain insurance policies procured by ClearPoint pursuant to a certain premium finance agreement among AICCO and ClearPoint.  AICCO claimed that ClearPoint breached the terms of such agreement by failing to make certain installment payments and sought damages of approximately $167,000, together with interest and attorney’s fees and costs.  ClearPoint joined two additional defendants on January 23, 2009.  ClearPoint contended that the joined defendants were liable for the installment payments pursuant to an agreement governing the sale of HRO.  ClearPoint alleged breach of contract against the joined defendants and sought contribution and indemnification from such parties in this matter.

On June 2, 2009, AICCO filed a motion for summary judgment against ClearPoint and on July 2, 2009, ClearPoint filed its opposition to such motion, and filed a cross-motion for summary judgment against the additional defendants.  On July 29, 2009, the additional defendants filed their opposition to ClearPoint’s cross-motion, and filed a motion for summary judgment against ClearPoint.  On July 31, 2009, AICCO replied to ClearPoint’s opposition to AICCO’s motion for summary judgment.  On August 27, 2009, ClearPoint filed its opposition to the additional defendants’ motion for summary judgment.

On December 23, 2009, ClearPoint and AICCO entered into a Settlement Agreement and Release, referred to as the AICCO settlement.  Pursuant to the AICCO settlement, ClearPoint agreed to pay AICCO an aggregate amount of $190,000 in full and final settlement of all claims relating to the AICCO litigation.  ClearPoint agreed to pay such amount as follows: (i) four monthly installment payments of $15,000, the first of which was paid on December 29, 2009, and will continue on the 15th day of each month thereafter, including March 15, 2010, followed by (ii) 12 monthly installment payments of $10,833, commencing on April 15, 2010.  As of April 15, 2010, ClearPoint is current on all payments to AICCO.

In the event ClearPoint fails to make any payment due under the AICCO settlement, after AICCO provides ClearPoint with prior written notice and five days’ opportunity to cure, judgment may be entered against ClearPoint in the amount of approximately $195,330, together with an interest rate of 6% per annum accruing as of the date the missed payment was due, plus costs and attorney’s fees associated with the entry and execution of such judgment, less any amounts paid under the AICCO Settlement.  Accordingly, on December 23, 2009, ClearPoint executed a Judgment Note in favor of AICCO providing for such judgment payment.

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

In addition, in December 2009, Mr. O’Donnell filed a Demand for Indemnification pursuant to the Asset Sale and Purchase Agreement dated February 23, 2007, as amended.  Mr. O’Donnell demanded that ClearPoint indemnify him for potential losses arising out of the lawsuit filed by GE Capital described below.  This litigation is currently in the discovery phase.

National Union Fire Insurance

On May 11, 2009, National Union Fire Insurance made a Demand for Arbitration on ClearPoint asserting a claim for approximately $4,158,000 for amounts owed for premiums, adjustments, expenses and fees associated with a Workers Compensation Policy previously held by ClearPoint and sold as part of the sale of MVI to TradeShow.  ClearPoint complied with the demand and named an arbitrator for the proceeding.  The date of the arbitration has not yet been scheduled.

Blue Lake Rancheria

On July 14, 2009, Blue Lake Rancheria, referred to as Blue Lake, filed against ClearPoint a Complaint in the Superior Court of Humboldt County, California seeking payment of $490,000 under the Blue Lake note, plus accrued interest and attorneys’ fees.  The lawsuit also names Michael D. Traina, ClearPoint’s Chairman of the board of directors and Chief Executive Officer, and Christopher Ferguson, ClearPoint’s stockholder, as defendants.  Messrs. Traina and Ferguson formerly served as guarantors of the payment of the Blue Lake note.  ClearPoint filed a motion to dismiss the Complaint on September 14, 2009, contending that the Complaint failed to state a claim for relief and is improperly vague.  On October 5, 2009, Blue Lake filed an Amended Complaint, which ClearPoint has answered.  The case has proceeded to discovery.  ClearPoint asserts, among other things, that the release of the shares from escrow satisfies the obligation due to Blue Lake, and that Messrs. Traina and Ferguson are no longer guarantors of the payment of the Blue Lake note.

Allegiant Professional Business Services Inc.

On February 8, 2010, ClearPoint was served with a Summons and Complaint that Allegiant Professional Business Services, Inc., referred to as Allegiant, filed in the Superior Court of California, County of San Diego, Central Division on December 21, 2009.  The complaint alleged breach of contract and fraud and sought approximately $91,483 in damages.  On February 22, 2010, Allegiant agreed to dismiss the complaint without prejudice.  Because the state court docket did not timely reflect the dismissal, ClearPoint filed a Notice of Removal to federal court on March 2, 2010.  On March 15, 2010, the Court signed a stipulated order to dismiss without prejudice and closed the matter.

Jennifer Garcia

On August 11, 2009, Jennifer Garcia filed a complaint against ClearPoint in the Superior Court of San Francisco, California.  The Complaint alleges that Ms. Garcia was personally injured by a temporary employee of ClearPoint while they were working at a client site in August, 2006.  ClearPoint’s insurance policy provided coverage on a claims-made and reported basis subject to a retroactive date of June 29, 2006 and therefore, has denied coverage to Ms. Garcia.  Plaintiff is alleging approximately $50,000 in damages.  ClearPoint is currently in discussions with Ms. Garcia.

GE Capital Information Technology Solutions, Inc.

On November 10, 2009, GE Capital Information Technology Solutions, Inc., referred to as GE Capital, filed a complaint against ClearPoint in the Circuit Court of the Ninth Judicial Circuit in Orange County, Florida.  On or about January 6, 2006, ALS entered into an Image Management Plus Agreement with GE Capital.  The Complaint alleges that ALS breached the terms of the contract by failing to make the payments after February, 2008.  GE Capital accelerated the balance due pursuant to the terms of the contract.  GE Capital demands judgment against ClearPoint and ALS for damages, interest, attorney fees and other costs of approximately $15,000.  ClearPoint is currently reviewing the complaint.

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

The Company continually reviews its open legal matters and accrues for loss contingencies when the loss is deemed probable and can be reasonably estimated.  As of December 31, 2009 and 2008, the Company has accrued for legal matters which have met the loss contingency recognition criteria. These amounts are included in accrued expenses and other current liabilities on the consolidated balance sheet.

Generally, the Company is engaged in various other litigation matters from time to time in the normal course of business. Management does not believe that the ultimate outcome of such matters, including the matters above, either individually or in the aggregate, will have a material adverse impact on the financial condition or results of operations of the Company.

NOTE 19 — SUBSEQUENT EVENTS:

ComVest Change of Control

On February 9, 2010, as a consequence of certain defaults under the Amended Loan Agreement with ComVest, ComVest exercised the default exercise provision under the Amended ComVest Warrant.  As a result, ComVest now beneficially owns a majority of the Company’s common stock (see Note 11 – Debt Obligations).  In connection with this transaction, directors Brendan Calder, Dennis Cook, Parker Drew, Harry Glasspiegel, Vahan Kololian and Michael Perrucci resigned from ClearPoint’s board of directors.  Gary E. Jaggard, Chief Executive Officer of ComVest Capital Advisors, LLC, an affiliate of ComVest Group Holdings, LLC and the Managing Director of ComVest, was appointed by ClearPoint’s board of directors to serve as a director.  The board of directors also agreed to appoint Robert O’Sullivan, Vice Chairman of ComVest Group Holdings, LLC, as a director.  The date upon which Mr. O’Sullivan will become a director has not been determined yet.  Michael D. Traina remains a director.

M&T Letter

On March 17, 2010, the Company received a letter from M&T stating that it serves as a notice of existence of events of default under the M&T Restructure Agreement.  The letter further provides that all of its rights, benefits and security against the Company in connection with such alleged defaults, including the right to accelerate the M&T Deferred Obligations, are reserved (see Note 11 – Debt Obligations).

Amendment No. 3 to StaffChex iLabor Agreement

Effective January 11, 2010, CPR and StaffChex entered into Amendment No. 3 to the StaffChex iLabor Agreement pursuant to which the parties adjusted the payment terms under the agreement (see Note 4 — Business and Asset Acquisitions and Dispositions and Licensing Agreements).

Deregistration of Common Stock

On March 31, 2010, ClearPoint filed a Form 15 with the Securities and Exchange Commission to deregister ClearPoint’s common stock and suspend ClearPoint’s obligation to file periodic reports under the Exchange Act, except that ClearPoint has filed this Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The deregistration itself is expected to be effective within 90 days of the filing of the Form 15.  ClearPoint’s common stock is now quoted on the Pink Sheets, a centralized electronic quotation service for over-the-counter securities.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (COSO).  Based its assessment, management has concluded that, as of December 31, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of fiscal 2009, other than changes described under “Management’s Report on Internal Control Over Financial Reporting” above that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following table sets forth certain information regarding our directors and executive officers as of April 12, 2010:

Name	Age	Position	Class	Director Since	Term as Director Expires

Michael D. Traina(1)	39	Chairman of the Board and Chief Executive Officer	A	2007	2008

John G. Phillips	50	Chief Financial Officer, Secretary and Treasurer	—	—	—

Gary Jaggard(2)	56	Lead Director	B	2010	—

Robert O’Sullivan(3)	39	Director Nominee	—	—	—

(1)
Mr. Traina’s term expired in 2008.  No stockholder meeting was held in 2008 or 2009 to reelect directors with expiring terms or elect new directors. Until the next stockholder meeting is held and his successor is elected and qualified, Mr. Traina will continue serving as a director.

(2)
Mr. Jaggard was appointed to the board of directors effective February 16, 2010.  The term of a Class B director expired in 2009.  No stockholder meeting was held in 2009.  Until the next stockholders meeting is held and his successor is duly elected and qualified, Mr. Jaggard will continue serving as a director.

(3)
Our board of directors agreed to appoint Mr. O’Sullivan, Vice Chairman of ComVest Group Holdings, LLC, to serve as our Class C director.  The date upon which Mr. O’Sullivan will become a director has not been determined yet.

In connection with the change of control transaction pursuant to the exercise of the amended ComVest warrant, each of the following members of our board of directors resigned effective February 16, 2010:  Brendan Calder, Dennis Cook, Parker Drew, Harry Glasspiegel, Vahan Kololian and Michael Perrucci.  We reduced the size of the board to three directors.

The following information about the business experience of our directors and executive officers is based, in part, upon information supplied by such persons.  Unless otherwise indicated, each individual has had the same principal occupation for more than five years.

Michael D. Traina has served as our Chairman of the board of directors and the Chief Executive Officer since February 2007 and as the Chairman of the board of directors and the Chief Executive Officer of CPR since its founding in October 2001. Previously, from January 1999 to October 2000, Mr. Traina was Chief Executive Officer for Correctional Healthcare Solutions, Inc., a portfolio company of the Lomax Companies involved in the privatization of health care in correctional facilities. From 1997 to May 2001, Mr. Traina was President and Chief Executive Officer of Foster America, Inc., a portfolio company of the Lomax Companies that provided privately managed foster care services. Mr. Traina was the Director of New Business Development for The Lomax Companies from 1996 to October 2000, where he was responsible for evaluating venture capital investment opportunities, raising capital for transactions, and advising the Lomax portfolio companies in the areas of marketing and finance. Prior to joining the Lomax team, Mr. Traina ran VICEN, Inc., a privately held direct marketing firm, from 1995 to 1996 and worked for Salomon Brothers as a corporate bond trader from 1994 to 1995. Mr. Traina holds a B.A. from Brown University and an M.B.A. from the Darden School at the University of Virginia.  Mr. Traina’s experience as our Chief Executive Officer and the Chief Executive Officer of CPR provides the board of directors with insights into our operations, challenges and opportunities.  Mr. Traina also brings to the board of directors valuable financial, operational and strategic expertise.

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

Gary E. Jaggard has served as our lead director since February 2010.  Mr. Jaggard has served as the Chief Executive Officer of ComVest Capital Advisors, LLC, an affiliate of ComVest Group Holdings, LLC and the managing director of ComVest since March 2007 with his responsibilities primarily focused on the portfolio management, underwriting and administration of ComVest.  Prior to ComVest, Mr. Jaggard served as President of Presidential Financial Corp of Florida engaged in senior secured lending to small businesses throughout Florida from 2004 until 2007.  Mr. Jaggard serves as a director on boards of directors of certain affiliated portfolio companies.  Mr. Jaggard holds an M.B.A. from Nova Southeastern University and a B.B.A. from Florida Atlantic University.  Prior to Presidential, Mr. Jaggard has held senior executives with Merrill Lynch and GE Capital since 1998.  Mr. Jaggard is CEO of ComVest Capital Advisers, LLC.  Mr. Jaggard’s experience in senior management with significant responsibility in the areas of business strategy development and strategic partnerships provides valuable insight to the board of directors.

Robert O’Sullivan has been our director nominee since February 2010.  The date upon which Mr. O’Sullivan will become a director has not been determined yet.  He has served as Vice Chairman of ComVest Group Holdings, LLC since 2007.  Mr. O’Sullivan is currently the Vice-Chairman of the ComVest Group, a Managing Partner of ComVest Capital II and member of the investment committee of both ComVest Capital I and ComVest Capital II. His other responsibilities include the oversight of all marketing activities for the ComVest Group funds and board memberships of affiliated portfolio companies.  Since 2005, Mr. O’Sullivan has been CEO and President of the ComVest Group’s associated merchant and investment bank, Commonwealth Associates, L.P., in which he also holds an interest.   Since joining the ComVest Group in 1992, and becoming a partner in 1999, he has been actively associated with the financing of over 100 small to medium size businesses.  Mr. O’Sullivan graduated with a bachelor’s degree with honors from London University, attending King’s College and the London School of Economics. He also maintains series 7, 24, and 63 insurance licenses.  Mr. O’Sullivan is trustee of the O’Sullivan Family Foundation and a Patron in the Canadian Chapter of the Patrons of the Arts for the Vatican Museum.  Mr. O’Sullivan’s investment banking experience brings to the board financial expertise and deep understanding of risk assessment matters.

Independence of Directors

We are not a “listed issuer” within the meaning of the SEC rules and regulations. We use the definition of independence of The NASDAQ Stock Market, referred to as “NASDAQ,” to determine whether our directors are independent.  After review of all relevant transactions or relationships between each director, or any of his family members, and our company, senior management and independent auditors, our board has determined that none of our directors are independent directors within the meaning of the applicable NASDAQ listing standards.

Audit Committee of the Board of Directors

Messrs. Calder, Glasspiegel and Perrucci were members of our audit committee until their resignations effective February 16, 2010. Mr. Calder was chairman of the audit committee until his resignation and qualified as an “audit committee financial expert” as such term is defined in the SEC regulations.  The members of our audit committee, and its chairman, have yet to be determined following the change in control transaction described above and, accordingly, our entire board of directors is acting as our audit committee.  The purpose of the audit committee is to assist our board of directors in monitoring (i) the integrity of our annual, quarterly and other financial statements, (ii) the independent auditor’s qualifications and independence, (iii) the performance of our internal audit function and independent auditor, and (iv) our compliance with legal and regulatory requirements. The audit committee also reviews and approves all related-party transactions.  The audit committee also prepares the report required by the SEC rules to be included in our annual proxy statement.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2009, all Section 16(a) filing requirements applicable to the reporting persons were complied with.

Code of Ethics

We adopted a code of ethics which applies to our directors, officers and employees as well as those of our subsidiaries.  A copy of our Code of Ethics may be obtained free of charge by submitting a request in writing to ClearPoint Business Resources, Inc., 1600 Manor Drive, Suite 110, Chalfont, Pennsylvania, 18914.

Item 11.  Executive Compensation.

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer and our other most highly compensated executive officers, referred to as named executive officers, for all services rendered in all capacities to us and our subsidiaries during 2007, 2008 and 2009:

Name and Principal Position	Year	Salary ($)		Option Awards ($) (1)	All Other Compensation ($) (2)	Total ($)

Michael D. Traina	2009	305,769		—	33,565	339,334
Chief Executive Officer (principal executive officer)	2008	300,000		30,000	28,079	358,079

John G. Phillips	2009	198,750		—	11,279	210,029
Chief Financial Officer, Treasurer and Secretary(3)	2008	101,923		15,000	6,010	122,933

Brian Delle Donne Former Chief Operating Officer	2009	325,168	(4)	—	—	325,168

(1)           Represents the aggregate grant date fair value of option awards, as applicable, computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718, referred to as “ASC Topic 718,” based on assumptions set forth in Note 12 to the consolidated financial statements for the fiscal year ended December 31, 2009 and disregarding the estimate of forfeitures related to service-based vesting conditions.

(2)           In fiscal years 2008 and 2009, respectively, we paid the following amounts for Mr. Traina: $8,622 and $6,775 (auto allowance); $12,020 and $9,253 (health insurance premiums); and $0 and $1,940 (disability insurance premiums). In the fiscal years ended December 31, 2008 and 2009, respectively, we also paid for certain personal travel and entertainment expenses of Mr. Traina of $7,437 and $15,597.

 In fiscal years 2008 and 2009, we paid the following amounts for Mr. Phillips: $6,010 and $9,361 (health insurance premiums); and $0 and $1,918 (disability insurance premiums).

(3)           Mr. Phillips began serving as our Chief Financial Officer and Treasurer on May 28, 2008 and was appointed Secretary on November 17, 2008.

(4)           Mr. Delle Donne was appointed to serve as our Interim Chief Operating Officer in connection with the XRoads Agreement on January 13, 2009.  The compensation information disclosed in this table and in this Annual Report on Form 10-K represents compensation paid or awarded to XRoads as consideration for Mr. Delle Donne’s services and does not represent Mr. Delle Donne’s individual compensation.  Information regarding XRoads payments to Mr. Delle Donne for his services as our Interim Chief Operating Officer in 2009 is not available.  The XRoads agreement and Brian Delle Donne’s services as our Interim Chief Operating Officer were terminated effective August 7, 2009.  See “—Agreement with XRoads.”

Outstanding Equity Awards at Fiscal Year-End for 2009

The following table includes certain information with respect to the unexercised options awarded to our named executive officers under the 2006 plan.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
	30,000	(1)	—		6.10	3/29/2010

Michael D. Traina	33,333		66,667	(2)	0.30	8/20/2018
John G. Phillips	16,667		33,333	(2)	0.30	8/20/2018
Brian Delle Donne	—		—		—	—

(1)	All options were immediately exercisable upon grant on March 29, 2007.

(2)	The options vest in three equal annual installments beginning August 20, 2009.

Agreements with Executive Officers

Michael D. Traina.  In connection with the merger, Michael Traina entered into an employment agreement with us on February 12, 2007. Pursuant to the employment agreement, Michael Traina serves as our Chief Executive Officer.

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

(iv)         By us without cause, provided that:

(a)  if such termination occurs on or prior to the first anniversary of May 28, 2008, Mr. Phillips will be entitled to any earned but unpaid portion of his salary, one month of salary continuation, and one month of continuation of benefits and

(b)  if such termination occurs after the first anniversary of May 28, 2008, Mr. Phillips will be entitled to any earned but unpaid portion of his salary, six months of salary continuation, any approved but unpaid bonus, and six months of continuation of benefits. As a condition precedent to receipt of any severance payments upon termination without cause, Mr. Phillips is required to execute a separation and general release agreement with us.

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

Agreement with XRoads

On January 13, 2009, we entered into the XRoads agreement with XRoads.  Pursuant to the XRoads agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as our Interim Chief Operating Officer.  In such capacity, Mr. Delle Donne had direct responsibility over our day to day operations and reported to Michael D. Traina, our Chief Executive Officer.  The term of the XRoads agreement commenced on January 13, 2009 and continued until May 13, 2009.  Effective May 14, 2009, the XRoads agreement was amended pursuant to the XRoads amendment, and the term of the XRoads agreement was extended to run from May 14, 2009 through August 13, 2009.

We paid XRoads $50,000 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, we issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share, exercisable through December 31, 2010 in connection with the expiration of the XRoads agreement on May 13, 2009.  In connection with the XRoads extension, we issued an additional warrant to purchase up to 75,000 shares of common stock the exercise price of $0.29 per share, exercisable through April 30, 2011.

The XRoads agreement provided that either we or XRoads could terminate the XRoads agreement at any time with at least 30 days prior written notice.  On July 6, 2009, we sent such 30-day termination notice to XRoads.  The XRoads agreement and Brian Delle Donne’s services as our Interim Chief Operating Officer were terminated effective August 7, 2009.

On November 18, 2009, we entered into a Settlement Agreement and Mutual Release, referred to as the XRoads settlement agreement, with XRoads relating to the payment of amounts due under the XRoads agreement.  Pursuant to the XRoads settlement agreement, we agreed to pay XRoads, in full and complete satisfaction and settlement of all obligations under the XRoads agreement, the sum of $40,000, which was paid to XRoads in six weekly installments beginning December 4, 2009 and ending January 8, 2010. In consideration for the payment of such amounts, we and XRoads agreed to release each other from all claims related to the XRoads agreement prior to the date XRoads receives all of such payments.

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

Director Compensation

Following the consummation of the merger of CPR with TerraNova Acquisition Corporation on February 12, 2007, referred to as the “merger,” each of our directors has been compensated $15,000 per year, payable quarterly.  This practice was discontinued effective January 1, 2009.  In the year ended December 31, 2009, we did not pay any cash compensation and did not grant any equity awards to our directors.  In the year ended December 31, 2008, we granted an option to each of Messrs. Glasspiegel and Perrucci to purchase 35,000 shares of our common stock; and to each of Messrs. Calder, Drew and Kololian to purchase 45,000 shares of our common stock.  All of such options vest in three equal annual installments beginning August 20, 2009 with an expiration date of August 20, 2018 and have an exercise price of $0.30 per share.  In the year ended December 31, 2007, we granted an option to Mr. Cook to purchase 20,000 shares of our common stock; and to each of Messrs. Calder, Drew, Glasspiegel, Perrucci and Kololian to purchase 30,000 shares of our common stock, immediately exercisable, at an exercise price of $6.10 per share. These options expire on March 29, 2010.  As of December 31, 2009, each of Messrs. Glasspiegel and Perrucci held options to purchase 65,000 shares of our common stock; each of Messrs. Calder, Drew and Kololian held options to purchase 75,000 shares of our common stock; and Mr. Cook held an option to purchase 20,000 shares of our common stock.

See Part III, Item 13 “Certain Relationships and Related Transactions, and Director Independence” for a description of our transactions involving TNMC, as defined below, an affiliate of Mr. Kololian, WES Health System and The Cameron Company, LLC, affiliates of Mr. Cook, as well as for a description of notes and warrants issued to Mr. Drew’s spouse, which descriptions are incorporated herein by reference.

For information regarding the compensation of Mr. Traina, our Chief Executive Officer, see the “Summary Compensation Table” above.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of April 12, 2010 by:

•	each of our named executive officers and directors;

•	Mr. O’Sullivan, as ComVest’s nominee to serve on our board of directors;

•	all our executive officers and directors as a group; and

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock.

The information about the beneficial owners contained in the table below is based on information supplied by such persons or SEC filings. Beneficial ownership of shares of common stock is determined in accordance with the rules of the SEC and includes voting or investment power with respect to common stock. For the purposes of computing a person’s beneficial ownership, shares of common stock issuable upon the exercise of securities exercisable within 60 days of April 12, 2010 are deemed outstanding for the purposes of computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for the purposes of computing the percentage ownership of any other person.

Except as otherwise indicated, to our knowledge, the beneficial owners of common stock listed below have sole investment and voting power with respect to such shares.

As of April 12, 2010, 32,922,789 shares of our common stock were outstanding.

Name and Address of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership		Percent of Class
Michael Traina	3,293,906	(2)	10.0%
John G. Phillips	16,667	(3)	*
Gary E. Jaggard	—	(4)	—
Robert O’Sullivan, director nominee	—	(5)	—
Brian Delle Donne	—		—
All current directors and executive officers as a group (3 persons)	3,310,573	(6)	10.0%
ComVest Capital, LLC ComVest Capital Management LLC Michael S. Falk Robert L. Priddy	18,670,825	(7)	56.7%
Christopher Ferguson	2,361,313	(8)	7.2%
Vahan Kololian TerraNova Partners L.P.	2,317,566	(9)	7.0%

*	Denotes less than 1%.

(1)	Unless otherwise noted, the business address of each of the following beneficial owners is c/o ClearPoint Business Resources, Inc., 1600 Manor Drive, Suite 110, Chalfont, PA 18914.

(2)	Represents: (i) 3,260,573 shares of common stock held by Mr. Traina and (ii) 33,333 shares of common stock issuable upon exercise of an option.

(3)	Represents 16,667 shares of common stock issuable upon exercise of an option.

(4)	No securities beneficially owned.

(5)	No securities beneficially owned.

(6)	Represents: (i) 3,260,573 shares of common stock and (ii) 50,000 shares of common stock issuable upon exercise of options.

(7)
Based on a Schedule 13D filed with the SEC on March 2, 2010 for ComVest, ComVest Capital Management LLC, referred to as ComVest Management, Michael S. Falk and Robert L. Priddy.  The Schedule 13D indicates that (i) ComVest and ComVest Management have sole voting and dispositive power over the shares of common stock; (ii) Messrs. Falk and Priddy have shared voting and dispositive power over the shares of common stock; (iii) ComVest Management is the managing member of ComVest and may be deemed to be the indirect beneficial owner of the shares of common stock that ComVest beneficially owns; (iv) Messrs. Falk and Priddy are the co-managing members of ComVest Management and, accordingly, each of Messrs. Falk and Priddy may be deemed to be the indirect beneficial owner of the shares of common stock that ComVest Management may be deemed to beneficially own; and (v) each of Messrs. Falk and Priddy, as a co-managing member of ComVest Management, shares with the other the power to direct the voting and disposition of the shares of common stock that ComVest Management may be deemed to beneficially own.  The address of the principal business office of the reporting persons is ComVest Capital, LLC, City Place Tower, 525 Okeechobee Boulevard, Suit 1050, West Palm Beach, Florida 33401.

(8)
Represents 2,361,313 shares of common stock held by Optos, an entity controlled by Mr. Ferguson. Excludes securities held by Fergco Bros. LLC, of which Mr. Ferguson holds a 25% ownership interest, because Mr. Ferguson does not have voting or investment power over such securities. Mr. Ferguson’s business address is 1866 Leithsville Road, Hellertown, NJ 18055.

(9)
Represents: (i) 2,282,566 shares of common stock held by TerraNova Partners and 20,000 shares of common stock held by The Kololian Foundation (Mr. Kololian beneficially owns 100% of the limited partnership interest of TerraNova Partners; he also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners. Mr. Kololian is President and Director of The Kololian Foundation.) and (ii) 15,000 shares of common stock issuable upon exercise of an option.

For information regarding the litigation involving Mr. Traina and Blue Lake, see Part I, Item 3 “Legal Proceedings—Blue Lake” which is incorporated herein by reference.

Equity Compensation Plan Information

The following table sets forth information regarding the 2006 Plan as of December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	928,100	$2.86	1,821,900
Equity compensation plans not approved by security holders	0	—	0
Total	928,100	$2.86	1,821,900

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Transactions with ComVest

We entered into an amended loan agreement with ComVest, pursuant to which ComVest extended a secured revolving credit facility to us with an initial maximum availability of $10.5 million.

In connection with the amended loan agreement, we issued the ComVest warrant to purchase 2,210,825 shares of our common stock.  On February 9, 2010, we received the default notice from ComVest related to our defaults on certain of our obligations under the amended loan agreement.  Pursuant to a letter dated February 10, 2010, ComVest waived existing defaults under the amended loan agreement. As a consequence of such defaults, ComVest invoked the default exercise provision under the ComVest warrant, pursuant to which we are obligated to issue to ComVest 18,670,825 shares of common stock, and we received approximately $18,671 from ComVest as the exercise price of the ComVest warrant.

During the fiscal year ended December 31, 2008, we paid ComVest, our majority stockholder and an entity with which Mr. Jaggard, our director, and Mr. O’Sullivan, our director nominee, are affiliated, an aggregate of approximately $1,345,990 and $384,190 in principal and interest, respectively, pursuant to the term loan, $530,000 and $10,068 in principal and interest, respectively, pursuant to the revolving loan, and $11,360 in fees under the original loan agreement.  During the fiscal year ended December 31, 2009, we paid ComVest an aggregate of approximately $535,961 and $427,136 in principal and interest, respectively, pursuant to the term loan, $0 and $85,711 in principal and interest, respectively, pursuant to the revolving loan, and $38,868 in fees under the original loan agreement.  During the fiscal year ended December 31, 2009, we paid ComVest approximately $0 and $21,362 in principal and interest, respectively, and $363 in fees pursuant to the amended loan agreement.  During the period of January 1, 2010 through April 12, 2010, we paid ComVest approximately $0 and $32,000 in principal and interest, respectively, and $22,569 in fees pursuant to the amended loan agreement.  Amounts outstanding under the original loan agreement bore interest at a rate of 7% and amounts outstanding under the amended loan agreement bore interest at a rate of 12% during such periods.  As of December 31, 2008, $7,654,010 was outstanding on the term loan and $1,000,000 was outstanding on the revolving loan under the original loan agreement.  As of December 31, 2009, $10,383,061 was outstanding under the amended loan agreement, in addition to interest and fees of $857,941.  As of April 12, 2010, $10,310,608 was outstanding under the amended loan agreement in addition to approximately $1,281,127 in accrued interest and modification fees.  The largest amount outstanding under either loan agreement since January 1, 2008 was approximately $10,495,952, excluding accrued interest and modification fees.

Notes Issued to Related Parties

Alyson Drew and Fergco

On March 1, 2005, we issued a 12% Amended and Restated Subordinated Note in the original principal amount of $100,000 due 2008 to Alyson Drew, the spouse of our former director Parker Drew, referred to as the “Drew note.”

On March 1, 2005, we issued a 12% Amended and Restated Note in the original principal amount of $300,000 due March 31, 2008 to Fergco, a New Jersey limited liability company of which Christopher Ferguson, our more than 5% stockholder, owns a 25% ownership interest and his brothers own the remaining 75% interest, referred to as the “Fergco note.”

On March 31, 2008, we amended the Drew note and the Fergco note by extending the maturity date from March 31, 2008 until March 31, 2009. In consideration of agreeing to amend the Drew note and the Fergco note, we issued a warrant to each of Alyson Drew and Fergco giving them the right to purchase 15,000 shares and 45,000 shares of our common stock, respectively, at an exercise price per share equal to $1.55. The warrants are immediately exercisable during the period commencing on March 31, 2008 and ending on March 31, 2010. On June 20, 2008, we exercised our right to extend the maturity date of the Drew note and the Fergco note to March 31, 2010. In connection with such extension, each of Alyson Drew and Fergco received an additional warrant to purchase 15,000 shares and 45,000 shares of our common stock, respectively, at an exercise price of $1.55 per share. The additional warrants are immediately exercisable during the period commending on June 20, 2008 and ending on March 31, 2011. In September 2009, CPR amended and restated the Drew note and the Fergco note, pursuant to which payments on the notes shall be deferred and paid in monthly installments beginning March 31, 2010.

The proceeds of these notes issued to Alyson Drew and Fergco were used to fund acquisitions. Pursuant to the terms of these notes, we made interest only payments until the repayment of the notes, as applicable. During 2008, we made interest payments of $15,000, and $45,000 to Alyson Drew and Fergco, respectively.  During 2009, we made interest payments to Alyson Drew and Fergco in the amounts of $12,000 and $4,000, respectively.  As of December 31, 2009 and April 12, 2010, $100,000 and $300,000 in principal amount were outstanding under the notes issued to Alyson Drew and Fergco, respectively.  As of December 31, 2009, $8,000 and $24,000 in interest were outstanding under the notes issued to Alyson Drew and Fergco, respectively.  No payments have been made to Alyson Drew or Fergco in 2010.  As of April 12, 2010, $11,500 and $34,500 in interest were outstanding under the notes issued to Alyson Drew and Fergco, respectively.

Michael Traina and Christopher Ferguson

CPR issued promissory notes, dated February 22, 2008, in the aggregate principal amount of $800,000, to each of Michael D. Traina, our Chairman and Chief Executive Officer, and Christopher Ferguson in consideration for loans of $800,000 made to CPR. The terms of the promissory notes issued to Messrs. Traina and Ferguson were identical. The principal amount of each promissory note was $400,000, it bore interest at the rate of 6% per annum, which was to be paid quarterly, and it was due on February 22, 2009. On February 28, 2008, ClearPoint Workforce, LLC, referred to as “CPW,” a wholly owned subsidiary of CPR, advanced $800,000, on behalf of Optos Capital, LLC, referred to as “Optos,” to the provider of its outsourced employee leasing program. The advanced funds were utilized for Optos’ payroll. In consideration of making the advance on its behalf, Optos assumed the foregoing promissory notes, and the underlying payment obligations.

Bridge Notes

On June 6, 2008, we issued notes referred to as the “original bridge notes,” to each of Michael D. Traina, Parker Drew, our former director, and TerraNova Partners, an affiliate of our former director Mr. Kololian, in the principal amount of $104,449, $50,000 and $100,000, respectively. During the course of negotiations with ComVest, Mr. Traina agreed to loan an additional $5,000 to us. TerraNova Partners, our stockholder, is 100% owned by Mr. Kololian. Mr. Kololian also controls 100% of the voting interest in the general partner and 55% of the non-voting equity interest in the general partner of TerraNova Partners. The original bridge notes contained identical terms and were unsecured and payable on demand. No interest accrued on the unpaid principal balance of the original bridge notes until demand. After demand, the original bridge notes bore interest at an annual rate of 5%. On June 26, 2008, we issued amended and restated notes, the “amended bridge notes,” to each holder of the original bridge notes. The amended bridge notes contained identical terms and provided that (i) the principal amount of the amended bridge notes bore interest at a rate of 8% per annum, payable quarterly and (ii) we had the right to repay the amended bridge notes in shares of our common stock at a price equal to the closing price of our common stock on June 26, 2008. The amended bridge notes did not contain the provision stating that the principal balance will bear interest only upon demand, as provided in the original bridge note. Mr. Drew’s amended bridge note was repaid in full and Mr. Traina was repaid $5,000 during the quarter ended June 30, 2008. The balance of Mr. Traina’s loan was repaid in July 2008. On August 12, 2008, our board of directors approved the payment of the amended bridge note issued to TerraNova Partners in 204,082 shares of common stock in accordance with the terms of the amended bridge note.  On March 6, 2009, such shares were issued to TerraNova Partners.

Agreements with Related Parties

Separation Agreement and Consulting Agreement with Christopher Ferguson

On February 28, 2008, Christopher Ferguson, our former director, President and Secretary resigned effective February 28, 2008. In connection with Mr. Ferguson’s resignation, we entered into a Separation of Employment Agreement and General Release with Mr. Ferguson referred to as the “Ferguson separation agreement.” In consideration for Mr. Ferguson’s agreement to be legally bound by the terms of the Ferguson separation agreement and his release of his claims, if any, under the Ferguson separation agreement, Mr. Ferguson is entitled to be reimbursed for any health insurance payments for a period equal to 52 weeks. For the years ended December 31, 2009 and December 31, 2008, Mr. Ferguson was reimbursed $9,000 and $12,000, respectively, for health insurance payments.  Pursuant to the Ferguson separation agreement, on April 18, 2008, CPR entered into a consulting agreement with Mr. Ferguson pursuant to which he is entitled to be paid $25,000 per month for twelve (12) months. In the fiscal year ended December 31, 2008, we accrued $256,709 related to consulting fees and benefits pursuant to Mr. Ferguson’s consulting agreement.  As of April 12, 2010, no payments were made to Mr. Ferguson pursuant to the consulting agreement.

Separation Agreement with Kurt Braun

On July 20, 2008, Kurt Braun, our former Chief Financial Officer, resigned effective June 20, 2008. In connection with Mr. Braun’s resignation, we entered into a Separation of Employment Agreement and General Release with Mr. Braun, referred to as the “Braun separation agreement.” In consideration of Mr. Braun’s agreement to be legally bound by the terms of the Braun separation agreement, his release of his claims, if any under the Braun separation agreement, and his agreement to provide the transitional services to us, we agreed to, among other things: (i) pay Mr. Braun $75,000, minus all payroll deductions required by law or authorized by Mr. Braun, to be paid as salary continuation over 26 weeks; (ii) continue to pay all existing insurance premiums for Mr. Braun and his immediate family through the 26 week period, and thereafter permit Mr. Braun, at his own expense, to continue to receive such coverage in accordance with COBRA regulations; (iii) pay Mr. Braun the balance of any accrued but unused vacation or PTO hours, minus all payroll deductions required by law or authorized by Mr. Braun; and (iv) amend Mr. Braun’s Nonqualified Stock Option Agreement, dated March 30, 2007, to permit Mr. Braun to exercise the option to purchase 90,000 of the 140,000 shares underlying the option until March 30, 2010.  The balance of the shares underlying the option expired on June 20, 2008 in accordance with our 2006 plan.  During 2008, we paid Mr. Braun approximately $75,000 as severance under the Braun separation agreement.  In 2009 and 2010, we were not obligated to make any payments to Mr. Braun pursuant to the foregoing agreement.

Agreements with TerraNova Management

TerraNova Management Corp., referred to as “TNMC,” an affiliate of Mr. Kololian and the manager of TerraNova Partners, was retained to provide certain advisory services to us, effective upon the closing of the merger, pursuant to the initial TNMC agreement between TNMC and us, dated February 12, 2007.  Mr. Kololian controls 100% of the voting interest and 55% of the non-voting equity interest of TNMC.  Pursuant to the initial TNMC agreement, TNMC provided services to us including: advice and assistance to us in our analysis and consideration of various financial and strategic alternatives, as well as assisting with transition services.  During the year ended December 31, 2007, TNMC received a fixed advisory fee of $175,000 (prorated for a partial year) for such services.  Pursuant to the terms of the initial TNMC agreement, it was terminated effective February 11, 2008, however TNMC continued to provide substantially similar services under substantially similar terms to us on a monthly basis.  No payments were accrued or paid to TNMC for January, 2008.

On June 26, 2008, we entered into the TNMC advisory services agreement with TNMC.  Pursuant to the TNMC advisory services agreement, we agreed to provide compensation to TNMC for its services since the expiration of the initial TNMC agreement and to engage TNMC to provide future advisory services.  The TNMC advisory services agreement was effective as of June 26, 2008, continues for a one year term and is automatically renewed for successive one-year terms unless terminated by either party by written notice not less than 30 days prior the expiration of the then current term.  The TNMC advisory services agreement was automatically renewed on June 26, 2009 pursuant to its terms.  We will compensate TNMC for services rendered since expiration of the initial TNMC agreement and for advisory services similar to those performed under the initial TNMC agreement.  Monthly fees payable to TNMC under the TNMC advisory services agreement are capped at $50,000 per month.  Fees payable to TNMC may be paid 100% in shares of our common stock, at our option.  Beginning in the month of June, 2008, 75% of the fees payable to TNMC may also be paid in shares of our common stock and, with the agreement of TNMC, the remaining 25% may also be paid in shares of common stock.  Shares of our common stock made as payments under the TNMC advisory services agreement will be priced at the month-end closing price for each month of services rendered.  During the fiscal years ended December 31, 2008 and 2009, we incurred approximately $292,665 and $0, respectively in fees owing to TNMC for such services.  No fees were incurred during 2010 as of April 12, 2010.

Our board of directors approved payment of $266,000 for the services performed by TNMC pursuant to the TNMC advisory services agreement in the form of an aggregate of 479,470 shares of common stock for the months of February through August, 2008 as follows: on August 12, 2008, the board of directors approved payment for the months of February, March, April, May and June, 2008 in 417,008 shares of common stock and on November 7, 2008, the board of directors approved payment for the months of July and August, 2008 in 62,462 shares of common stock.  We paid the remaining $26,665 incurred by us for the services provided by TNMC in 2008 in cash.

Additionally, we recorded approximately $99,202 and $17,422 for reimbursement of expenses incurred by TNMC in connection with the advisory services agreement during the years ended December 31, 2008 and 2009, respectively.  No reimbursement of expenses were incurred during 2010 as of April 12, 2010.

Agreements with ALS

On February 23, 2007, we acquired certain assets and liabilities of ALS. The purchase price of $24.4 million consisted of cash of $19 million, a promissory note in the amount of $2,500, referred to as the “ALS note,” shares of our common stock with a value of $2.5 million (439,367 shares) and the assumption of approximately $400,000 of current liabilities. ALS’s stockholders may also receive up to two additional $1 million payments in shares of our common stock based on our financial and integration performance metrics in calendar years 2007 and 2008. No such payments have been made to date.

In connection with the financing transaction with ComVest, on June 20, 2008, we entered into a Letter Agreement with ALS and its subsidiaries whereby the parties agreed, among other things, to: (i) amend the ALS note to provide for an outstanding principal amount of $2,156,000 bearing interest at a rate of 5% per annum payable in 24 equal monthly installments, payable as permitted pursuant to the subordination letter and (ii) issue 350,000 shares of our common stock to ALS. In addition, the parties agreed that ALS may defend and indemnify us in connection with certain litigation involving the parties.

Pursuant to a subordination letter sent by ALS to ComVest, Manufacturers and Traders Trust Company, referred to as “M&T,” and us dated June 20, 2008, ALS agreed that we may not make and ALS may not receive payments on the ALS note, provided however, that (i) upon payment in full of all obligations owing to ComVest and so long as we are permitted to make such payments, we will make monthly interest payments on the outstanding principal balance of the ALS note and (ii) upon payment in full of our obligations owing to M&T, we will make 24 equal monthly installments on the ALS note, as amended pursuant to our agreement with ALS described above.  As of December 31, 2009 and April 12, 2010, approximately $2,155,652 in principal amount was outstanding under the ALS note.  During the year ended December 31, 2008 and 2009, no interest payments were made to ALS pursuant to the ALS note.  We have accrued $128,448 in interest payable to ALS pursuant to the ALS note since the ALS note was amended on June 20, 2008. No payments were made to ALS in 2010 as of April 12, 2010.

Transactions with Dennis Cook and WES Health System

Dennis Cook, a member of our board of directors, served as an advisor to the board of directors since 2007.  In such capacity, Mr. Cook provided ad hoc recommendations regarding general business strategy to our board of directors upon request.  In connection with such services, we paid Mr. Cook approximately $4,000 and $0 during the fiscal years ended December 31, 2008 and 2009, respectively.  Mr. Cook serves as the President and Chief Executive Officer of WES Health System, referred to as “WES.”  During the fiscal years ended December 31, 2008 and 2009, we leased office space from WES for which we paid a total of $1,875 and $0, respectively. During the years ended December 31, 2008 and 2009, we provided certain temporary employees and payroll services to WES for approximately $1,156,000 and $0, respectively.  In addition, on March 29, 2007, Mr. Cook was granted an option to purchase 20,000 shares of our common stock at an exercise price of $6.10.  The option vested immediately.

Agreement with XRoads Solutions

On January 13, 2009, we entered into the XRoads agreement with XRoads.  Pursuant to the XRoads agreement, among other matters, XRoads agreed to provide the services of Brian Delle Donne to serve as our Interim Chief Operating Officer.  In such capacity, Mr. Delle Donne had direct responsibility over our day to day operations and reported to Michael D. Traina, our Chief Executive Officer.  The term of the XRoads agreement commenced on January 13, 2009 and continued until May 13, 2009.  Effective May 14, 2009, the XRoads agreement was amended pursuant to the XRoads amendment, and the term of the XRoads agreement was extended to run from May 14, 2009 through August 13, 2009.

We paid XRoads $50,000 per month for each of the first four months of Mr. Delle Donne’s services.  In addition, we issued XRoads a warrant to purchase up to 100,000 shares of common stock at the exercise price of $0.12 per share, exercisable through December 31, 2010 in connection with the expiration of the XRoads agreement on May 13, 2009.  In connection with the XRoads extension, we issued an additional warrant to purchase up to 75,000 shares of common stock the exercise price of $0.29 per share, exercisable through April 30, 2011.

The XRoads agreement provided that either we or XRoads could terminate the XRoads agreement at any time with at least 30 days prior written notice.  On July 6, 2009, we sent such 30-day termination notice to XRoads.  The XRoads agreement and Brian Delle Donne’s services as our Interim Chief Operating Officer were terminated effective August 7, 2009.  During 2009, pursuant to the XRoads agreement, we paid XRoads a total of $314,168 and the $10,000 retainer for reimbursement of expenses.  Any amounts not paid when due pursuant to the XRoads agreement bear interest at an annual rate of 12% or the maximum rate allowed by law, whichever is less.  As of December 31, 2009 and April 12, 2010, we paid an aggregate of $40,000 pursuant to the XRoads settlement, consisting of $40,000 in fees related to services provided by XRoads, $0 in accrued interest and $0 in reimbursement of expense.

On November 18, 2009, we entered into a Settlement Agreement and Mutual Release, referred to as the “XRoads settlement agreement,” with XRoads relating to the payment of amounts due under the XRoads agreement. Pursuant to the XRoads settlement agreement, we agreed to pay XRoads, in full and complete satisfaction and settlement of all obligations under the XRoads agreement, the sum of $40,000, which was paid to XRoads in six weekly installments beginning December 4, 2009 and ending January 8, 2010. In consideration for the payment of such amounts, we and XRoads agreed to release each other from all claims related to the XRoads agreement prior to the date XRoads receives all of such payments.  In the event we default in our payment obligations pursuant to the settlement agreement, XRoads shall be entitled to recover all damages underlying any claim under the XRoads agreement and recover its attorneys’ fees incurred in the enforcement of the settlement agreement.

Independence of Directors

See Part III, Item 10 “Directors, Executive Officers and Corporate Governance—Independence of Directors,” which is incorporated herein by reference.

Item 14.  Principal Accounting Fees and Services.

Principal Accounting Fees

The following table presents fees for professional audit and other services rendered by Asher & Company, LTD.,  Parente Randolph, LLC and Lazar Levine & Felix LLP for fiscal 2009 and 2008, respectively:

	2009	2008
Audit Fees	$104,000	$405,755
Audit-Related Fees	—	—
Tax Fees	51,600	45,000
All Other Fees	—	—
Total	$155,600	$450,755

Audit fees.   Audit fees include fees for the audit of our consolidated financials statements for the years ended December 31, 2009 and 2008, reviews of our quarterly financial statements for each of the quarters in the years ended December 31, 2009 and 2008 and in 2008, fees in connection with the filing of registration statements and consultation on accounting standards and transactions

Tax fees.   Tax fees consist of tax compliance, preparation, filing and consultation services.

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

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

The following documents are filed as a part of this Annual Report on Form 10-K:

(a)(1) Financial Statements

The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this Annual Report on Form 10-K.

Consolidated Balance Sheets as of December 31, 2009 and 2008.

Consolidated Statements of Operations for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the Years Ended December 31, 2009 and 2008.

(a)(2) Financial Statement Schedule

(a)(3) Listing of Exhibits

The Exhibits are listed in the Exhibit Index beginning on page E-1, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: April 15, 2010

CLEARPOINT BUSINESS RESOURCES, INC.

By:	/s/ Michael D. Traina
Name:	Michael D. Traina
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on April 15, 2010.

Signature	Title

/s/ Michael D. Traina	Chief Executive Officer and Chairman of the
Michael D. Traina	Board of Directors (principal executive officer)

/s/ John G. Phillips	Chief Financial Officer and Treasurer
John G. Phillips	(principal financial and accounting officer)

/s/ Gary E. Jaggard	Lead Director
Gary E. Jaggard

S-1

EXHIBIT INDEX

Exhibit No.	Description

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

4.6	Form of ClearPoint Business Resources, Inc. 12% Subordinated Note Due 2008, dated March 1, 2005 (incorporated by reference from Exhibit 10.11 to Form 8-K filed February 12, 2007).

4.7.1	6% Note due 2007 issued to shareholders of StaffBridge, Inc. dated August 14, 2006 (incorporated by reference from Exhibit 4.1 to Form 8-K filed January 7, 2008).

4.7.2	Amendment to Note payable to the shareholders of StaffBridge, Inc. dated December 31, 2007 (incorporated by reference from Exhibit 4.1 to Form 8-K filed January 7, 2008).

4.8	Form of 7% Subordinated Promissory Note due 2008 issued to ALS, LLC. (incorporated by reference from Exhib)t 4.9 to Form 10-Q filed May 21, 2007).

4.9
Registration Rights Agreement dated as of February 23, 2007 by and between ClearPoint Business Resource3, Inc. and ALS, LLC (incorporated by reference from Exhibit 4.1 to Form 8-K filed February 28, 2007).

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

4.15
Form of Third Amended and Restated Promissory Note dated September 8, 2009 issued to each of Alyson P. Drew, B&N Associates, LLC, Fergco Bros, LLC and Matthew Kingfield (incorporated by reference from Exhibit 4.1 to Form 8-K filed September 17, 2009).

4.16.1	Form of Demand Promissory Note issued to Michael Traina dated June 6, 2008 (incorporated by reference from Exhibit 4.1 to Form 8-K/A filed July 7, 2008).

4.16.2	Form of 8% Amended and Restated Demand Promissory Note issued to Michael Traina dated June 26, 2008 (incorporated by reference from Exhibit 4.13 to Form 8-K/A filed July 7, 2008).

4.17.1	Form of Demand Promissory Note issued to Parker Drew dated June 6, 2008 (incorporated by reference from Exhibit 4.2 to Form 8-K/A filed July 7, 2008).

4.17.2	Form of 8% Amended and Restated Demand Promissory Note issued to Parker Drew dated June 26, 2008 (incorporated by reference from Exhibit 4.14 to Form 8-K/A filed July 7, 2008).

4.18.1	Form of Demand Promissory Note issued to TerraNova Partners, L.P. dated June 6, 2008 (incorporated by reference from Exhibit 4.3 to Form 8-K/A filed July 7, 2008).

4.18.2	Form of 8% Amended and Restated Demand Promissory Note issued to Terra Nova Partners, L.P. dated June 26, 2008 (incorporated by reference from Exhibit 4.15 to Form 8-K/A filed July 7, 2008).

4.19.1	Form of Warrant issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.4 to Form 8-K/A filed July 7, 2008).

4.19.2	Form of Amended and Restated Warrant issued to ComVest Capital, LLC, dated August 14, 2009 (incorporated by reference from Exhibit 4.2 to Form 8-K filed August 20, 2009).

4.20.1
Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 1,200,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.5 to Form 8-K/A filed July 7, 2008).

4.20.2
Form of Warrant issued to Manufacturers and Traders Trust Company to purchase 300,000 shares of common stock dated June 20, 2008 (incorporated by reference from Exhibit 4.6 to Form 8-K/A filed July 7, 2008).

4.21	Registration Rights Agreement by ClearPoint Business Resources for the benefit of ComVest and M&T dated June 20, 2008 (incorporated by reference from Exhibit 4.16 to Form 8-K/A filed July 7, 2008).

4.22.1	Form of Warrant issued to XRoads Solutions Group, LLC dated May 13, 2009 (incorporated by reference from Exhibit 4.1 to Form 10-Q filed May 20, 2009).

4.22.2	Form of Warrant issued to XRoads Solutions Group, LLC dated May 14, 2009 (incorporated by reference from Exhibit 4.2 to Form 10-Q filed August 19, 2009).

10.1	New Staff, Inc. Asset Sale and Purchase Agreement with Allied Contract Services, LLC dated June 18, 2004 (incorporated by reference from Exhibit 10.13 to Form 8-K filed February 12, 2007).

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

10.7.4
Assignment and Assumption Agreement, Option and Bill of Sale dated November 18, 2009 by and between ClearPoint Resources, Inc. and StaffChex, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed November 24, 2009).

10.7.5
Amendment No. 2 to the iLabor Network Supplier Agreement dated November 18, 2009 between ClearPoint Resources, Inc., StaffChex, Inc. and StaffChex Servicing, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed November 24, 2009).

10.7.6	Amendment No. 3 to the iLabor Network Supplier Agreement dated January 11, 2010 between ClearPoint Resources, Inc., StaffChex, Inc. and StaffChex Servicing, Inc.

10.8*	Form of Michael D. Traina Employment Agreement (incorporated by reference from Annex H of the Definitive Proxy Statement filed January 22, 2007).

10.9.1*	Form of Christopher Ferguson Employment Agreement (incorporated by reference from Annex I of the Definitive Proxy Statement filed January 22, 2007).

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

10.24.4	Form of Revolving Credit Note issued to ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 4.11 to Form 8-K/A filed July 7, 2008).

10.24.5	Form of Amended and Restated Revolving Credit Note issued to ComVest Capital, LLC, dated August 14, 2009 (incorporated by reference from Exhibit 4.1 to Form 8-K filed August 20, 2009).

10.24.6
Amended and Restated Revolving Credit Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc., dated as of August 14, 2009 (incorporated by reference from Exhibit 10.1 to Form 8-K filed August 20, 2009).

10.24.7
Letter Amendment to the Amended and Restated Revolving Credit Agreement by and between ComVest Capital, LLC and ClearPoint Business Resources, Inc. dated October 1, 2009 (incorporated by reference from Exhibit 10.1 to Form 8-K filed October 8, 2009).

10.25
Collateral Agreement by and among ClearPoint Business Resources, Inc., those subsidiaries set forth on the signature page and ComVest Capital, LLC dated June 20, 2008 (incorporated by reference from Exhibit 10.3 to Form 8-K/A filed July 7, 2008).

10.26.1
Guaranty Agreement in favor of ComVest Capital, LLC made by each of the entities set forth on the signature page, dated June 20, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K/A filed July 7, 2008).

10.26.2	Reaffirmation of Guaranty made by each of the entities set forth therein, dated as of August 14, 2009 (incorporated by reference from Exhibit 10.4 to Form 8-K filed August 20, 2009).

10.27.1
Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Michael D. Traina dated June 20, 2008 (incorporated by reference from Exhibit 10.4 to Form 8-K/A filed July 7, 2008).

10.27.2
Validity Guaranty by and among ComVest Capital, LLC, ClearPoint Business Resources, Inc. and John Phillips dated June 20, 2008 (incorporated by reference from Exhibit 10.5 to Form 8-K/A filed July 7, 2008).

10.27.3	Reaffirmation of Validity Guaranties made by Michael D. Traina and John Phillips, dated as of August 14, 2009 (incorporated by reference from Exhibit 10.3 to Form 8-K filed August 20, 2009).

10.28	Voting Agreement and Irrevocable Proxy among Michael Traina, Christopher Ferguson and Vahan Kololian dated June 20, 2008 (incorporated by reference from Exhibit 10.9 to Form 8-K/A filed July 7, 2008).

10.29.1	Waiver and Consent by and among ClearPoint Business Resources, Inc. and ComVest Capital, LLC dated November 7, 2008. (incorporated by reference from Exhibit 10.3 to Form 10-Q filed November 14, 2008).

10.29.2
Waiver and Consent by and among ClearPoint Business Resources, Inc. and ComVest Capital, LLC dated December 19, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K/A filed December 22, 2008).

10.29.3	Waiver Letter dated May 13, 2009 issued by ComVest Capital, LLC (incorporated by reference from Exhibit 10.4 to Form 10-Q filed May 20, 2009).

10.29.4	Waiver Letter dated May 19, 2009 issued by ComVest Capital, LLC (incorporated by reference from Exhibit 10.5 to Form 10-Q filed May 20, 2009).

10.29.5	Waiver Letter, dated August 14, 2009, of ComVest Capital, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed August 20, 2009).

10.29.6	Waiver Letter, dated February 10, 2010, of ComVest Capital, LLC.

10.30	Letter Agreement among ClearPoint Business Resources, Inc., ALS, LLC and its subsidiaries dated June 20, 2008 (incorporated by reference from Exhibit 10.10 to Form 8-K/A filed July 7, 2008).

10.31
Subordination Agreement issued by ALS to ComVest Capital, LLC, ClearPoint Business Resources, Inc. and Manufacturers and Traders Trust Company dated June 20, 2008 (incorporated by reference from Exhibit 10.11 to Form 8-K/A filed July 7, 2008).

10.32.1	Form of Debt Extension Agreement with the former shareholders of StaffBridge, Inc. dated June 30, 2008 (incorporated by reference from Exhibit 10.26 to Form 10-Q filed August 14, 2008).

10.32.2	Debt Extension Agreement with the former shareholders of StaffBridge, Inc. dated December 31, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed February 4, 2009).

10.32.3	Debt Extension Agreement Amendment with the former shareholders of StaffBridge, Inc. dated September 3, 2009 (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 17, 2009).

10.33
Form of Subordination Agreement issued by the former shareholders of StaffBridge, Inc. to ComVest Capital, LLC and ClearPoint Resources, Inc. dated June 30, 2008 (incorporated by reference from Exhibit 10.27 to Form 10-Q filed August 14, 2008).

10.34
Office Space Lease for New Britain Corporate Center by and between New Britain Land Limited Partnership (as Landlord) and Mercer Staffing, Inc. (as Tenant) dated April 14, 2005 (incorporated by reference from Exhibit 10.35 to the Registration Statement on Form S-1 (File No. 333-156450) filed December 24, 2008).

10.35.1	Form of Advisory Services Agreement with TerraNova Management Corp. (incorporated by reference from Exhibit 10.7 to Form 8-K filed on August 15, 2006).

10.35.2
Advisory Services Agreement by and between ClearPoint Business Resources, Inc. and TerraNova Management Corp. dated June 26, 2008 (incorporated by reference from Exhibit 10.18 to Form 8-K/A filed July 7, 2008).

10.36.1
Franchise Agreement, dated August 13, 2007, by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 13, 2007).

10.36.2
Termination Agreement by and between ClearPoint Business Resources, Inc. and TZG Enterprises, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.3 to Form 8-K filed March 5, 2008).

10.37.1	Franchise Agreement, dated August 30, 2007, by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 13, 2007).

10.37.2	Termination Agreement by and between ClearPoint Business Resources, Inc. and KOR Capital, LLC, dated March 5, 2008 (incorporated by reference from Exhibit 10.1 to Form 8-K filed March 11, 2008).

10.38.1
Licensing Agreement by and between ClearPoint Resources, Inc., ClearPoint Workforce, LLC and Optos Capital, LLC, dated February 28, 2008 (incorporated by reference from Exhibit 10.2 to Form 8-K filed March 5, 2008).

10.38.2
Assignment and Assumption Agreement and Bill of Sale by and between Optos Capital, LLC and ClearPoint Resources, Inc., dated February 28, 2008 (incorporated by reference from Exhibit 10.7 to Form 10-Q filed May 20, 2008).

10.38.3	Termination Agreement by and between ClearPoint Resources, Inc. and Optos Capital, LLC, dated April 8, 2008 (incorporated by reference from Exhibit 10.16 to Form 10-Q filed May 20, 2008).

10.39.1	Agreement by and between ClearPoint Resources, Inc. and Blue Lake Rancheria dated March 31, 2008 (incorporated by reference from Exhibit 10.15 to Form 10-Q filed May 20, 2008).

10.39.2
Escrow Agreement by and among ClearPoint Business Resources, Inc., ClearPoint Resources, Inc., Blue Lake Rancheria and Archer & Archer, P.C., dated April 14, 2008 (incorporated by reference from Exhibit 10.20 to Form 10-Q filed May 20, 2008).

10.40.1**
License Agreement by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc., dated April 8, 2008 (incorporated by reference from Exhibit 10.17 to Form 10-Q filed May 20, 2008).

10.40.2
Temporary Help Services Subcontract by and between ClearPoint Resources, Inc. and Koosharem Corp., d/b/a Select Staffing, dated April 8, 2008 (incorporated by reference from Exhibit 10.18 to Form 10-Q filed May 20, 2008).

10.40.3
Settlement Agreement and Release dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing; Real Time Staffing Services, Inc. d/b/a Select Staffing; and ClearPoint Resources, Inc.  (incorporated by reference from Exhibit 10.1 to Form 10-Q filed November 14, 2008).

10.40.4
First Amendment to Temporary Help Services Subcontract dated August 22, 2008 by and between Koosharem Corp. d/b/a Select Staffing and ClearPoint Resources, Inc.  (incorporated by reference from Exhibit 10.2 to Form 10-Q filed November 14, 2008).

10.41.1	Letter Agreement dated January 13, 2009 among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.2 to Form 8-K filed February 4, 2009).

10.41.2
Amendment No. 1 dated May 18, 2009 to Letter Agreement among ClearPoint Business Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.2 to Form 10-Q filed May 20, 2009).

10.41.3
Settlement Agreement and Mutual Release dated as of November 18, 2009 by and between ClearPoint Business Resources, Inc., ClearPoint Resources, Inc. and XRoads Solutions Group, LLC (incorporated by reference from Exhibit 10.3 to Form 8-K filed November 24, 2009).

10.42
Settlement Agreement & Release of Claims dated September 17, 2009 by and between Alliance Global Services, LLC, as successor to Alliance Consulting Group Associates, Inc., and ClearPoint Resources, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed September 23, 2009).

10.43.1
Settlement Agreement and Release dated December 23, 2009 by and between AICCO, Inc. and ClearPoint Business Resources, Inc. (incorporated by reference from Exhibit 10.1 to Form 8-K filed January 5, 2010).

10.43.2	Judgment Note dated December 23, 2009 issued to AICCO, Inc. (incorporated by reference from Exhibit 10.2 to Form 8-K filed January 5, 2010).

11.1	Statement Regarding Computation of Per Share Earnings (incorporated by reference to Note 3 to the Notes to the Consolidated Financial Statements).

21.1	List of Subsidiaries.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of ClearPoint’s Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of ClearPoint’s Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Management contract or compensatory plan or arrangement.

**	Confidential treatment granted for certain portions of this Exhibit, which portions are omitted and filed separately with the SEC.